Form 10QSB
period 2003-12-31
JAVA EXPRESS INC
filed 2004-02-17
CIK 1171838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2003
                                              --------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from to

                        Commission file number 000-50547

                               Java Express, Inc.
        (Exact name of small business issuer as specified in its charter)

                   Nevada                          88-0515333
     (State or other jurisdiction of     IRS Employer Identification No.)
      incorporation or organization)

                  5017 Wild Buffalo Avenue, Las Vegas, NV 89131
                    (Address of principal executive offices)

                                 (702) 839-1098
                            Issuer's telephone number


               (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 13, 2004 4,501,000


         Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Java Express, Inc.
(Formerly a Development Stage Company)

         We have reviewed the accompanying balance sheets of Java Express, Inc. (Formerly a Development Stage Company) as of December 31, 2003, and the related statement of operations for the three and nine months ended December 31, 2003 and 2002 and the statement of cash flows for the nine month periods ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Java Express, Inc. (Formerly a Development Stage Company) as of March 31, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated August 29, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of March 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of December 31, 2003, and for the three and nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at December 31, 2003. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 12, 2004

                               JAVA EXPRESS, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS

                                                                               (Unaudited)
                                                                               December 31,         March 31,
                                                                                   2003                2003
                                                                            ------------------  -------------------

ASSETS:
Current Assets:
 Cash & Cash Equivalents                                                    $           10,853  $             7,724
 Inventory                                                                               3,000                    -
                                                                            ------------------  -------------------
      Total Current Assets                                                              13,853                7,724
                                                                            ------------------  -------------------

Fixed Assets:
 Equipment                                                                              33,800               10,000
 Furniture & Fixtures                                                                   15,925                7,500
 Less Accumulated Depreciation                                                          (4,615)              (2,816)
                                                                            ------------------  -------------------
     Net Fixed Assets                                                                   45,110               14,684
                                                                            ------------------  -------------------

     Total Assets                                                           $           58,963  $            22,408
                                                                            ==================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Accounts Payable                                                           $              750  $             1,464
                                                                            ------------------  -------------------

     Total Liabilities                                                                     750                1,464
                                                                            ------------------  -------------------

Stockholders' Equity:
 Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No Shares Issued                                                                         -                    -
 Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 4,501,000 and 4,343,000 shares
    December 31, 2003 and March 31, 2003                                                 4,501                4,343
  Paid-In Capital                                                                      167,221               88,334
  Retained Deficit                                                                    (113,509)             (71,733)
                                                                            ------------------  -------------------

     Total Stockholders' Equity                                                         58,213               20,944
                                                                            ------------------  -------------------

       Total Liabilities and Stockholders' Equity                           $           58,963  $            22,408
                                                                            ==================  ===================



   The accompanying notes are an integral part of these financial statements.

                               JAVA EXPRESS, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                           For the Three Months Ended           For the Nine Months Ended
                                                  December 31,                         December 31,
                                             2003               2002              2003              2002
                                       -----------------  ---------------- ------------------ -----------------

Revenues:                              $          13,045  $              - $           15,345 $               -
Less:  Cost of Good Sold                           7,310                 -              7,310                 -
                                       -----------------  ---------------- ------------------ -----------------

     Gross Profit                                  5,735                 -              8,035                 -

Expenses:
   General & Administrative                       14,800             2,968             49,811            40,931
                                       -----------------  ---------------- ------------------ -----------------

Operating Loss                                    (9,065)           (2,968)           (41,776)          (40,931)

Other Income (Expense):
   Interest                                            -                 -                  -               (98)
                                       -----------------  ---------------- ------------------ -----------------

Loss Before Income Taxes                          (9,065)           (2,968)           (41,776)          (41,029)
   Income Taxes                                        -                 -                  -                 -
                                       -----------------  ---------------- ------------------ -----------------

     Net Loss                          $          (9,065) $         (2,968)$          (41,776)$         (41,029)
                                       =================  ================ ================== =================

Basic & Diluted loss per share         $               -  $              - $           (0.01) $          (0.01)
                                       =================  ================ ================== =================

Weighted Average Shares                        4,501,000         4,000,000          4,475,631         4,000,000
                                       =================  ================ ================== =================






   The accompanying notes are an integral part of these financial statements.

                               JAVA EXPRESS, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             For the Nine Months Ended
                                                                                   December 31,
                                                                             2003                2002
                                                                       -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                               $         (41,776) $          (41,029)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
   Depreciation                                                                    4,490               1,286
   Stock Issued for Interest on Note                                                   -                  98
Changes in Operating Assets & Liabilities
   (Increase) Decrease in Inventory                                               (3,000)                  -
   Increase (Decrease) in Accounts Payable                                          (714)              1,465
   Increase (Decrease) in Accrued Expense                                              -                   -
                                                                       -----------------  ------------------

  Net Cash Used in Operating Activities                                          (41,000)            (38,180)
                                                                       -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Sale (Purchase) of Furniture & Fixtures                                           (8,425)             (6,500)
Sale (Purchase) of Equipment                                                     (26,490)             (5,000)
                                                                       -----------------  ------------------

Net Cash Used by Investing Activities                                            (34,915)            (11,500)
                                                                       -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                                78,986                   -
Capital Contributed by Shareholder                                                    58               2,000
Proceeds from Note Payable                                                             -              16,000
                                                                       -----------------  ------------------

Net Cash Provided by Financing Activities                                         79,044              18,000
                                                                       -----------------  ------------------

  Net (Decrease) Increase in Cash                                                  3,129             (31,680)
  Cash Beginning of Period                                                         7,724              32,619
                                                                       -----------------  ------------------

Cash at End of Period                                                  $          10,853  $              939
                                                                       =================  ==================

                               JAVA EXPRESS, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)



                                                                             For the Nine Months Ended
                                                                                   December 31,
                                                                             2003                2002
                                                                       -----------------  ------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for:
  Interest                                                             $               -  $                -
  Franchise and income taxes                                           $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:


Converted Note Payable to Common
   Stock                                                               $               -  $                -

















   The accompanying notes are an integral part of these financial statements.

                               JAVA EXPRESS, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Java Express, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of December 31, 2003 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $113,500 for the period from December 14, 2001 (inception) to December 31, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, the development and success of the Company's coffee kiosk consulting.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

                               JAVA EXPRESS, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Operations and Going Concern (Continued)
--------------------------------------

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on December 14, 2001. The Company's fiscal year end is March 31. Since December 14, 2001, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

          The Company was originally organized to develop and market coffee through a retail coffee kiosk-store located in Las Vegas, Nevada malls. During the later part of 2003, the Company has decided to change the direction the Company is going. Instead of developing coffee kiosks for the Company to operate, the company has decided to provide consulting services to clients who wish to open their own coffee kiosks, along with selling them the equipment needed to do so.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               JAVA EXPRESS, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 5 to 7 years.

         Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

         Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their useful lives.

         The Company identifies and records impairment losses on long-lived assets such as property and equipment when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

Inventory

         Inventory consists of coffee machines and other related materials and is stated at the lower of cost or market.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2003 and 2002.

                               JAVA EXPRESS, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $113,500 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 3 - COMMITMENTS

         As of December 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - COMMON STOCK TRANSACTIONS

On December 15, 2001, 2,000,000 shares of common stock were issued at $.01 per share.

On March 25, 2002, 2,000,000 shares of common stock were issued at $.02 per share.

On July 9, 2002, the Company converted a $16,000 note payable including interest payable of $98 into 300,000 shares of Common Stock.

On December 31, 2002, the Company issued 30,000 shares of common stock for $.50 per share.

On February 15, 2003, the Company issued 13,000 shares of common stock for $.50 per share.

On April 23, 2003, the Company issued 100,000 shares of common stock for $.50 per share.

On May 18, 2003, the Company issued 10,400 shares of common stock for $.50 per share.

On June 2, 2003, the Company issued 10,000 shares of common stock for $.50 per share.

On June 26, 2003, the Company issued 23,000 shares of common stock for $.50 per share

                               JAVA EXPRESS, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - COMMON STOCK TRANSACTIONS (Continued)

         On July 9, 2003, the Company issued 5,000 shares of common stock for $.50 per share.

         On July 17, 2003, the Company issued 8,000 shares of common stock for $.50 per share.

         On July 23, 2003, the Company issued 1,600 shares of common stock for $.50 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's registration statement on Form 10SB12G for the year ended March 31, 2003.

General

         Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. Our principal business offices are located at 5017 Wild Buffalo Avenue, Las Vegas, Nevada 89131.

         The Company was originally organized to develop and market coffee through a retail coffee kiosk-store located in Las Vegas, Nevada malls. During the later part of 2003, the Company has decided to change the direction the Company is going. Instead of developing coffee kiosks for the Company to operate, the company has decided to provide consulting services to clients who wish to open their own coffee kiosks, along with selling the clients the equipment needed to do so.

Results of Operations

         For the quarter ended December 31, 2003 compared to the same period in 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004.

         The Company had $13,045 and $15,345 in sales and sales revenues for the three and nine months ended December 31, 2003 and no sales for the three and nine months ended December 31, 2002. Cost of Goods were $7,310 and $7,310 for the three and nine months ended December 31, 2003.

         The Company had no selling and marketing expenses for the three and nine months ended December 31, 2003 and 2002. General and administrative expenses were $14,800 and $49,809 for the three and nine months ended December 31, 2003 and $2,968 and $40,931 for the three and nine months ended December 31, 2002.

         The Company recorded a net loss of $9,065 and $41,776 for the three and nine months ended December 31, 2003 compared to a net loss of $2,968 and $41,029 for the same period in 2002.

Liquidity and Capital Resources

         The Company requires working capital principally to fund its current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings..

         During the next twelve months we believe that our current cash needs can be met by loans from our director, officers and stockholders based on understandings we have with these individuals.

We may repay these loans and advancements on our behalf, or we may convert them into common stock. We do not, however, have any commitments from any of these individuals, in writing or otherwise, regarding any loans or advances.

         Management anticipates that additional capital may also be provided by private placements of our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock. At this time, we have no commitments from anyone for financing of any type.

Employees

         The Company does not intend to hire any office staff. Management believes that the company can be effectively managed by its officers and directors.

Item 3.  Controls and Procedures

         The Company's Chief Executive and Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive and Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


31 Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended December 31, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JAVA EXPRESS, INC.
                                  (Registrant)



DATE: February 13, 2004       By: /s/ Lance Musicant
      -------------------     --------------------------------------------------
                              Lance Musicant
                              President, Chief Executive Office, Chief Financial
                              Officer and Director
                              (Principal Executive & Accounting Officer)