Form 10QSB/A
period 2003-12-31
JAVA EXPRESS INC
filed 2004-03-25
CIK 1171838

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          Form 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________to________________


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

                          (702) 839-1098
                    Issuer's telephone number


   -----------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report.)


               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 13, 2004 - 4,501,000
                                               -------------------------------

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

                  PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


     Our unaudited financial statements for December 31, 2003 begin on the next page.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                                   (Unaudited)
                                                   December 31,    March 31,
                                                       2003          2003
                                                  ------------- -------------
ASSETS:
Current Assets:
 Cash & Cash Equivalents                          $     10,853  $      7,724
 Inventory                                               3,000             -
                                                  ------------- -------------
      Total Current Assets                              13,853         7,724
                                                  ------------- -------------
Fixed Assets:
 Equipment                                              33,800        10,000
 Furniture & Fixtures                                   15,925         7,500
 Less Accumulated Depreciation                          (6,084)       (2,816)
                                                  ------------- -------------
     Net Fixed Assets                                   43,641        14,684
                                                  ------------- -------------

     Total Assets                                 $     57,494  $     22,408
                                                  ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Accounts Payable                                 $        750  $      1,464
                                                  ------------- -------------
     Total Liabilities                                     750         1,464
                                                  ------------- -------------
Stockholders' Equity:
 Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No Shares Issued                                         -             -
 Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 4,501,000 and 4,343,000 shares
    December 31, 2003 and March 31, 2003                 4,501         4,343
 Paid-In Capital                                       167,221        88,334
 Deficit Accumulated During Development Stage         (114,978)      (71,733)
                                                  ------------- -------------

    Total Stockholders' Equity                          56,744        20,944
                                                  ------------- -------------

    Total Liabilities and Stockholders' Equity    $     57,494  $     22,408
                                                  ============= =============







The accompanying notes are an integral part of these financial statements.




                             JAVA EXPRESS, INC.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                                       Cumulative
                                                                                       Since
                                                                                       December 14,
                                                                                       2001
                                For the Three Months Ended  For the Nine Months Ended  Inception of
                                        December 31,               December 31,        Development
                                     2003         2002         2003           2002     Stage
                               ------------- ------------- ------------- ------------- -------------
Revenues:                      $          -  $          -  $          -  $          -  $          -

Expenses:
   General & Administrative          16,270         2,968        51,280        40,931       122,915
                               ------------- ------------- ------------- ------------- -------------

Operating Loss                      (16,270)       (2,968)      (51,280)      (40,931)     (122,915)

Other Income (Expense):
   Interest                               -             -             -           (98)          (98)
   Misc Income                            -             -         2,300             -         2,300
   Gain on Sale of Equipment          5,735             -         5,735             -         5,735
                               ------------- ------------- ------------- ------------- -------------

Loss Before Income Taxes            (10,535)       (2,968)      (43,245)      (41,029)     (114,978)
   Income Taxes                           -             -             -             -             -
                               ------------- ------------- ------------- ------------- -------------

     Net Loss                  $    (10,535) $     (2,968) $    (43,245) $    (41,029) $   (114,978)
                               ============= ============= ============= ============= =============

Basic & Diluted loss per share $      (0.01) $          -  $      (0.01) $      (0.01)
                               ============= ============= ============= =============

Weighted Average Shares           4,501,000     4,000,000     4,475,631     4,000,000
                               ============= ============= ============= =============




 The accompanying notes are an integral part of these financial statements.



                                     -4-

                             JAVA EXPRESS, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                      Cumulative
                                                                                      Since
                                                                                      December 14,
                                                                                      2001
                                                           For the Nine Months Ended  Inception of
                                                                  December 31,        Development
                                                               2003          2002     Stage
                                                          ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                  $    (43,245) $    (41,029) $   (114,978)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
   Depreciation                                                  5,958         1,286         8,774
   Stock Issued for Interest on Note                                 -            98            98
   Gain on Sale of Equipment                                    (5,735)            -        (5,735)
Changes in Operating Assets & Liabilities
   (Increase) Decrease in Inventory                             (3,000)            -        (3,000)
   Increase (Decrease) in Accounts Payable                        (714)        1,465           750
                                                          ------------- ------------- -------------

   Net Cash Used in Operating Activities                       (46,736)      (38,180)     (114,091)
                                                          ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Equipment                                 13,045             -        13,045
Purchase of Furniture & Fixtures                                (8,425)       (6,500)      (13,425)
Purchase of Equipment                                          (33,800)       (5,000)      (46,300)
                                                          ------------- ------------- -------------

   Net Cash Used by Investing Activities                       (29,180)      (11,500)      (46,680)
                                                          ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock                              78,987             -       153,566
Capital Contributed by Shareholder                                  58         2,000         2,058
Proceeds from Note Payable                                           -        16,000        16,000
                                                          ------------- ------------- -------------

   Net Cash Provided by Financing Activities                    79,045        18,000       171,624
                                                          ------------- ------------- -------------

   Net (Decrease) Increase in Cash                               3,129       (31,680)       10,853
   Cash Beginning of Period                                      7,724        32,619             -
                                                          ------------- ------------- -------------

Cash at End of Period                                     $     10,853  $        939  $     10,853
                                                          ============= ============= =============




 The accompanying notes are an integral part of these financial statements.

                                     -5-


                             JAVA EXPRESS, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (Continued)

                                                                                      Cumulative
                                                                                      Since
                                                                                      December 14,
                                                                                      2001
                                                           For the Nine Months Ended  Inception of
                                                                  December 31,        Development
                                                               2003          2002     Stage
                                                          ------------- ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $          -  $          -  $          -
  Franchise and income taxes                              $          -  $          -  $          -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Converted Note Payable to Common Stock                    $          -  $          -  $     16,000
















 The accompanying notes are an integral part of these financial statements.

                                  -6-

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

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

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $115,000 for the period from December 14, 2001 (inception) to December 31, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

      The Company was incorporated under the laws of the State of Nevada on December 14, 2001. The Company's fiscal year end is March 31. Since December 14, 2001, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

       The Company has no products or services as of December 31, 2003. The Company was organized to develop and market coffee through a retail coffee kiosk-store located in Las Vegas, Nevada malls.

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

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

NOTE 2 - OTHER INCOME

      During 2003, in order to help cover the cost of general and administrative expenses, the company performed consulting services, in which they were paid $2,300.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 3 - INCOME TAXES

      As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $115,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 5 - COMMITMENTS

      As of December 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - COMMON STOCK TRANSACTIONS

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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

Item 2.  Plan of Operation.

General

      Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. Our principal business offices are located at 5017 Wild Buffalo Avenue, Las Vegas, Nevada 89131. The Company was organized to develop and market coffee through a retail coffee kiosk-store located in Las Vegas, Nevada malls.

Limited Operations; Losses Since Inception

      Our activities to date have been limited to our formation, property site study, kiosk design, business plan development, some equipment purchase and sale, and the completion of various placements of our stock.

      We have experienced losses from inception of $114,978; and, during the nine month period ended December 31, 2003 losses equaled $43,245. A general breakdown of our losses since inception are as follows: legal, accounting and professional fees of approximately $13,622; travel, entertainment and promotion expenses of a little over $58,000; consulting expenses for our kiosk design and business plan of $15,424; rental costs for equipment storage of approximately $5,338; marketing expense of approximately $4,692; office supplies and postage of $4,944; telephone and utilities of approximately $1,000; computer and equipment maintenance of $1,033; bank fees and interest of approximately $342; taxes and licenses of $195; and miscellaneous expenses of $9,533.

      Our revenues during the nine months ended December 31, 2003 consisted of $2,300 during our second quarter from consulting performed by our president and $13,045 from sale of equipment discussed below.

      We have $10,853 cash on hand and $750 in current liabilities. Since inception, we have primarily financed our operations through the sale of our common stock.

Purchase and Sale of Equipment

      In anticipation of the opening or our first kiosk, we spent approximately $53,103, net of depreciation, on coffee equipment and furniture which included espresso machines, stools, chairs and tables, a counter top, a commercial refrigerator, and various office equipment. Most of this equipment and furniture was purchased during the nine months ended December 31, 2003
from wholesalers.   However, because we have not yet opened our initial
business and the fact that some of the equipment/furniture was becoming out-of date, we sold some of our equipment for $13,045 during the quarter ended December 31, 2003, for a gross profit of $5,735. We have no commitments for capital expenditures for the next twelve months However, if we are successful in negotiating a lease for a kiosk, we need to spend approximately $40,000 on the construction os a coffee kiosk.

Plan of Operation for the Next 12 Months

      Management intends to continue to pursue the first phase of our business plan over the next 12 months, that of establishing a coffee kiosk in Las Vegas, Nevada. Management also intends to pursue the "turnkey" coffee kiosk idea and will continue to develop it in conjunction with establishing and maintaining relationships in the industry.

      Currently, the $10,853 in cash on hand is not sufficient to fund our operations over the next 12 months. Although most of our business development is being handled by our officers/director who are not taking any compensation, we will need approximately $ 70,000 - 100,000 over the next year to continue to develop our business. This includes an estimated $1,000 plus per month associated with a lease of a kiosk space if we are able to successfully negotiate one, and the $40,000 needed to construct the kiosk. It also includes the additional expenses associated with our reporting obligations which commence within 60 days of the initial filing of this registration statement and involve considerable time, energy and professional fees including legal and accounting. As an alternative to a lease and the $40,000 expense of lease improvements, we are also looking into possibly taking over an existing kiosk lease and remodeling it to meet our specifications. This would cost approximately $50,000 for the sublease and then approximately $15,000 for the remodel. The advantage would be monthly payments and the elimination of the initial construction costs. We also have approximately $45,000 in coffee equipment, furniture and fixtures on hand which we can sell to generate funds if necessary.

      The following is a breakdown of our principal activities in the next twelve months, as well as the anticipated funding and its source:

Goal                               Estimated Cost       Funding Source
----                               --------------       --------------

Continue our day to day             $ 16,000            Cash on hand;
operations and comply with                              Cash flows from
SEC reporting requirements                              operations, if any;
                                                        Sale of additional
                                                        equipment


Continue to research market         $  1,000            Cash on hand
and site locations                                      or private loans

Acquire a lease on suitable         $ 12,000-$15,000    Private loan or
property and make tenants                               sale of stock
improvements

Construct kiosk                     $ 40,000            Sale of stock
      OR                                OR
Sublease kiosk                      $ 50,000            Monthly payments
and remodel                                             made from advances
                                                        and cash flows from
                                                        operations

Acquire additional equipment                            Part of contract
for kiosk, if needed                $  0                w/ coffee supplier

Purchase inventory                  $ 2,000-$5,000      Cash on hand, loans,
                                                        or stock sales

Begin operations; work towards      $11,000-$30,000     Stock sales, loan,
profitability; marketing;                               accrue Lance Musi-
                                                        cant compensation,
                                                        if necessary

Hire and train additional           $ dictated by       loans, stock sales,
employees if warranted.             cash flows          cash flows from
                                                        operations



      During the next twelve months we believe that our current cash needs can be met in one of two ways: (1) by loans from our director, officers and stockholders and (2) by private placements of our common stock.

      In the past we have received loans from a shareholder, Dominion World Investments and small advancements for expenses from our sole director who, along with some shareholders, have indicated the possibility of future loans or advances, if needed. However, there are no written agreements with these parties regarding loans or advances and they are not obligated to provide any funds. If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. We do not, however, have any commitments or specific understandings from any of the foregoing parties or from any other individual, in writing or otherwise, regarding any loans or advances or the amounts.

      Management also anticipates that additional capital may also be provided by private placements of our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock. At this time, we have no commitments from anyone for financing of any type.

      We have suffered recurring losses from operations which raises substantial doubt as to our ability to continue as a going concern. If we are unable to negotiate a lease for a coffee kiosk and/or raise sufficient additional funding to start operations, we may be forced to cease operations entirely. Management could attempt to seek an alternative business opportunity although there is no guarantee that any such search for a business alternative would be successful.


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

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         The following exhibits are included as part of this report:

Exhibit
Number      Title of Document
----------------------------------------------------------------------------

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


                                   JAVA EXPRESS, INC..
                                  (Registrant)



DATE: March 24, 2004               By: /s/ Lance Musicant

                                   Lance Musicant
                                   President, Chief Executive Office, Chief
                                   Financial Officer and Director
                                   (Principal Executive & Accounting Officer)