Form 10QSB/A
period 2003-12-31
JAVA EXPRESS INC
filed 2004-06-10
CIK 1171838

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          Form 10-QSB/A
                         Amendment No. 2

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

General
-------

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

Limited Operations; Losses Since Inception
------------------------------------------

Our activities to date have been limited to our formation, property site study, kiosk design, business plan development, some equipment purchase and sale, and the completion of various placements of our stock.

We have experienced losses from inception of $114,978; and, during the nine month period ended December 31, 2003 losses equaled $43,245. A general breakdown of our losses since inception are as follows: legal, accounting and professional fees of approximately $13,622; travel, entertainment and promotion expenses of a little over $58,000; consulting expenses for our kiosk design and business plan of $15,424 ($7,500 of which was paid to a related party as discussed under "Certain Relationships. . .Transactions with Promoters", p. 20); rental costs for equipment storage of approximately $5,338; marketing expense of approximately $4,692; office supplies and postage of $4,944; telephone and utilities of approximately $1,000; computer and equipment maintenance of $1,033; bank fees and interest of approximately $342; taxes and licenses of $195; and miscellaneous expenses of $9,533.

During the nine months ended December 31, 2003 we had miscellaneous income of $2,300 from consulting services performed by our president and we received $13,045 from sale of equipment in our second quarter as discussed below.

We have $10,853 cash on hand and $750 in current liabilities. Since inception, we have primarily financed our operations through the sale of our common stock.

Additional Information on Certain Expenses Incurred
---------------------------------------------------

A further breakdown of our expenses related to travel, entertainment and promotion, is as follows:

            Travel:
            -------
            Domestic Lodging           $  3,246.46
            Domestic Airfare              3,906.09
            Expense reimbursement         4,565.00
            Overseas Lodging             17,148.57
            Overseas airfare             10,875.02
            Rental Car                    2,081.06
            Misc. travel                     38.95
                                       -----------
            Total:                     $ 41,861.15
                                       -----------
            Meals & Ent.
            ------------
            Business meetings & meals  $ 10,805.52
            Entertainment                   947.05
                                       -----------
            Total:                     $ 11,752.57
                                       -----------

            Marketing & Promotion
            ----------------------
            Document prep.             $  3,000.00
            Printing                      1,692.39
                                       -----------
            Total:                     $  4,692.39
                                       -----------
            TOTAL:                     $ 58,306.11
                                       ===========

Miscellaneous expense breakdown is as follows:

            Office cleaning            $    320.00
            Kinkos copies                   803.92
            Kiosk drawing                   546.22
            Books                           575.00
            Insurance                       705.00
            Supplies                        892.94
            Gifts                           102.22
            Musicant expense              4,008.00
            Nelson Farms Coffee           1,580.00
                                       -----------
            Total misc:                $  9,533.30
                                       ===========

Consulting fees were paid to various parties as follows:

..     John Chris Kirch, a related party, was paid $7,500 for business plan writing and development services. Mr. Kirch has 15 years experience in helping small growth oriented companies with strategic planning, relationship building, funding preparations and promotional campaigns. He is a former NBC affiliate television and newscast reporter with a college degree in communications. ( See "Certain Relationships. . . Transactions with Promoters", p. 20.)

..     Semour Tatar, a non-related party, was paid $2,000 for his kiosk design and architectural consulting. Mr. Tator has been an independent architect for over 35 years with over 300 projects completed in architecture, urban design, site planning, contracting, construction management and real estate development. He is professionally registered in 14 states and is accredited by the National Council of Architectural Registration Board.

..     KK Blosch, a non-related party, was paid $4,025 over the past two years for bookkeeping, secretarial, and administrative assistance. Ms. Blosch has over 20 years of experience in independent bookkeeping and secretarial services. She has facilitated our start-up and development stage record keeping, book keeping, correspondence and document preparation and other various administrative services.

..     Heidi Poelman, a non-related party, received  $2,000 over the past two years for marketing research. Ms. Poelman recently received a masters degree in Communications, Advertising and Public Relations from Wake Forest University, in Winston-Salem, North Carolina.

Purchase and Sale of Equipment
------------------------------

In anticipation of the opening or our first kiosk, we spent approximately $53,103, net of depreciation, on coffee equipment and furniture which included espresso machines, stools, chairs and tables, a counter top, a commercial refrigerator, and various office equipment. Most of this equipment and furniture was purchased during the nine months ended December 31, 2003 from wholesalers. All equipment was purchased from independent third parties who had no affiliation with us. However, because we have not yet opened our initial business and the fact that some of the equipment/furniture was becoming out-of date, we sold some of our equipment for $13,045 during the quarter ended December 31, 2003, for a gross profit of $5,735. The sale of the equipment reduced our storage fees from approximately $405 per month to $145. Our equipment is currently being stored at Storage West in Santa Ana California; we rent the space on a month to month basis.

We have no commitments for capital expenditures for the next twelve months However, if we are successful in negotiating a lease for a kiosk, we need to spend approximately $40,000 on the construction of a coffee kiosk.

Plan of Operation for the Next 12 Months
----------------------------------------

Management intends to continue to pursue the first phase of our business plan over the next 12 months, that of establishing a coffee kiosk in Las Vegas, Nevada. Management also intends to pursue the "turnkey" coffee kiosk idea and will continue to develop it in conjunction with establishing and maintaining relationships in the industry.

Currently, the $10,853 in cash on hand is not sufficient to fund our operations over the next 12 months. Although most of our business development is being handled by our officers/director who are not taking any compensation, we will need approximately $ 70,000 - 100,000 over the next year to continue to develop our business. This includes an estimated $1,000 plus per month associated with a lease of a kiosk space if we are able to successfully negotiate one, and the $40,000 needed to construct the kiosk. It also includes the additional expenses associated with our reporting obligations which commence within 60 days of the initial filing of this registration statement and involve considerable time, energy and professional fees including legal and accounting. As an alternative to a lease and the $40,000 expense of lease improvements, we are also looking into possibly taking over an existing kiosk lease and remodeling it to meet our specifications. This would cost approximately $50,000 for the sublease and then approximately $15,000 for the remodel. The advantage would be monthly payments and the elimination of the initial construction costs. We also have approximately $45,000 in coffee equipment, furniture and fixtures on hand which we can sell to generate funds if necessary as it ages. The following is a breakdown of our principal activities in the next twelve months, as well as the anticipated funding and its source:


        Goal                          Estimated Cost        Funding Source
------------------------------------------------------------------------------
.. Continue our day to day              $ 16,000            Cash on hand;
  operations and comply with                               Cash flows from
  SEC reporting requirements                               operations, if any;
                                                           Sale of additional
                                                           equipment, if
                                                           necessary

.. Continue to research market          $  1,000            Cash on hand
  and site locations                                       or private loans

.. Acquire a lease on suitable          $ 12,000-$15,000    Private loan or
  property and make tenants                                sale of stock
  improvements

.. Construct kiosk                      $ 40,000            Sale of stock
      OR                                 OR
  Sublease kiosk                       $ 50,000            Monthly payments
  and remodel                                              made from advances
                                                           and cash flows from
                                                           operations

.. Acquire additional equipment                             Part of contract
  for kiosk, if needed                 $  0                w/ coffee supplier

.. Purchase inventory                   $ 2,000-$5,000      Cash on hand,
                                                           loans, stock sales

.. Begin operations; work towards       $11,000-$30,000     Stock sales, loan,
  profitability; marketing;                                accrue Lance Musi-
                                                           cant compensation,
                                                           if necessary

.. Hire and train additional employees  $ dictated by       loans, stock sales
  if warranted.                          cash flows        Cash flows from
                                                           operations

Management intends to rigorously control its spending on travel, entertainment and promotion in the next twelve months as it believes Java spent excessively in this category in the past two years in pursuing its business plan.

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

Our auditors have issued a "going concern" opinion in Note 1 of our financial statements as well as in their report dated August 29, 2003, which are included in PART F/S of this registration statement. In their report, our auditors have indicated that we have suffered recurring losses from operations which raises substantial doubt as to our ability to continue as a going concern. If we are unable to negotiate a lease for a coffee kiosk and/or raise sufficient additional funding to start operations, we may be forced to cease operations entirely. Management could attempt to seek an alternative business opportunity although there is no guarantee that any such search for a business alternative would be successful.


Item 3.  Controls and Procedures

The Company's Chief Executive and Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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


                                   JAVA EXPRESS, INC.
                                   (Registrant)



DATE: June 7, 2004             By: /s/ Lance Musicant
                                   --------------------------------------
                                   Lance Musicant
                                   President, Chief Executive Office,
                                   Chief Financial Officer and Director
                                   (Principal Executive & Accounting Officer)