Form 10KSB
period 2004-03-31
JAVA EXPRESS INC
filed 2004-07-14
CIK 1171838

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        Commission file number: 000-50547


                        JAVA EXPRESS, INC.
  ______________________________________________________________
          (Name of Small Business Issuer in its Charter)


                 Nevada                            88-0515333
  ______________________________________________________________
         (State or jurisdiction                (I.R.S. Employer
          of incorporation)                     Identification No.)

                     5017 Wild Buffalo Avenue
                       Las Vegas, NV 89131
  ______________________________________________________________
           (Address number principal executive offices)


                          (702) 839-1098
  ______________________________________________________________
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [x] No [ ]; and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ ]  No [x]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $-0-

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have an active trading market.

As of June 4, 2004 the registrant had 4,501,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property...........................................11
Item 3.  Legal Proceedings.................................................11
Item 4.  Submission of Matters to a Vote of Security Holders...............11

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Issuer Purchase of Securities.....................................11
Item 6.  Plan of Operation.................................................12
Item 7.  Financial Statements..............................................16
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................30
Item 8A. Controls and Procedures...........................................30

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................30
Item 10. Executive Compensation............................................32
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................32
Item 12. Certain Relationships and Related Transactions....................34
Item 13. Exhibits and Reports on Form 8-K..................................36
Item 14. Principal Accountant Fees and Services............................36
Signatures.................................................................38




                    FORWARD LOOKING STATEMENTS

In this annual report references to "Java Express," "Java," "we," "us," and "our" refer to Java Express, Inc.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Java's control. These factors include but are not limited to economic conditions generally and in the markets in which Java Express may participate, competition within Java's chosen industry, technological advances and failure by Java Express on to successfully develop business relationships.

                              PART I

ITEM 1: DESCRIPTION OF BUSINESS

Business Development
--------------------

Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations.

Our principal business offices are located at 5017 Wild Buffalo Avenue, Las Vegas, Nevada 89131. We are a development stage company with limited operations and no revenues from operations.

From April through July of 2003, we conducted a limited offering in the State of Nevada pursuant to the exemption provided for under Section 3(b), Regulation D, Rule 504 of the Securities Act of 1933, as amended and in accordance with the Nevada Revised Statutes. We raised $79,000 for the purpose of pursuing our coffee kiosk business.

Voluntary Filing of a Registration Statement
--------------------------------------------

On January 12, 2004, Java Express filed a registration statement on Form 10-SB on a voluntary basis in order to become subject to the reporting requirements of Section 13 of the Securities and Exchange Act of 1934, as amended. The primary purpose for this is our intention to apply for a listing on the National Association of Securities Dealers Over-the-Counter Bulletin Board. Our registration statements became effective 60 days after the date of filing.

Our Business
------------

We are a developmental stage company and we have not yet engaged in our proposed business. Our business purpose is selling coffee and other related items from retail coffee shop locations to the general public. Our initial business plan is to:

     . open a "walk-up" coffee kiosk on the Las Vegas strip or other suitable location in that vicinity with express service, quality coffee products and competitive prices;

     . open additional kiosks in the same or other geographical area if our initial kiosk proves successful;

     .   gain name recognition for "Java Express" coffee kiosks;

     . capitalize on our kiosk design, our Java Express brand and/or name recognition, and our contacts in the industry through other means such as: acting as a distributor of coffee; providing "turnkey" coffee kiosks or similar express coffee retail outlets to other distributors in the United States or elsewhere; and providing equipment, coffee/coffee products, and training to those distributors.

The following discussion concentrates on the first part of our plan to open a kiosk in the Las Vegas area and includes limited discussion on our other plans which are still being formulated.

     Our product and its market: the Java Express Walk-Up Coffee Kiosk
     -----------------------------------------------------------------

     - Kiosk design -

We plan to operate a specialty coffee kiosk(s) in a major foot traffic location. It is our intention to identify an appropriate business location, secure a lease of the property, and construct the proposed retail coffee kiosk on such property. We hope to eventually market our kiosk concept on a "turnkey" basis into other locations which would include training, equipment and supplies. We have had a reputable kiosk manufacturer design, draft and complete detailed working drawings or blue prints of a proposed retail coffee kiosk. The manufacturer was selected for its experience in building many other kiosks found in shopping malls, theme parks and sports arenas nationwide.

Kiosks are confined in space and efficiency of design is critical. Our design provides for an order area and cash register on each side for better traffic flow and operational efficiency. If we decide to expand, our architectural plans may be used for future locations with minor expense for modifications to suit each retail site. Our kiosk design also takes into consideration the appropriate blending of the structure within existing retail locations. We believe our design will be acceptable in a variety of locations and is architecturally pleasing in its design, physical aspects and practical application.

     - Critical site location -

The location selected for our retail coffee kiosk will be crucial to our success. Our initial geographical focus is Las Vegas, Nevada due to its current growth and vitality which we believe will enhance our opportunities and chances for a successful retail operation as well as allowing us the economic room to enter and compete in the market. An informal site selection study was performed by our president, Lance Musicant, which focused on foot traffic patterns around the Las Vegas strip area. Mr. Musicant's past experience in the coffee shop business indicated that a suitable site would be one in a heavy foot traffic area with limited space where there is not room for a sit-down coffee shop. Mr. Musicant selected various areas with heavy foot traffic in the vicinity of large casinos and walk malls and physically observed these sites for foot traffic patterns on a daily basis as well as to see when peak foot traffic occurred. His observations led him to believe that the two most important factors for locations of a walk up coffee kiosk in Las Vegas are:

..   An area near a large establishment(s) such as a casino, walk-mall or hotel with heavy pedestrian traffic consisting patrons, employees and tourists combined with

      . Limited space for a sit down coffee shop thus allowing us to provide an alternative to pedestrians going to and from their destination; we would need only 150 - 250 square feet for a kiosk.

Examples of suitable sites in the Las Vegas areas are hotel lobbies, casino lobbies, and casino malls such as the Forum Shops Mall at Caesar's Palace, the Fashion Show Mall near Treasure Island Hotel and Casino, the Aladdin Hotel Mall, the MGM Entertainment City Mall, the Venetian Hotel Shops Mall, and Harrah's Open Courtyard. Other potential sites would be inside a grocery store or pharmacy and in business and institutional areas. Our kiosk will require a square footage of 150 - 250 square feet and should be in an area protected from severe weather and climatically controlled. We are concentrating our location search to the southwest area of the Las Vegas strip between Mandalay Bay Resort Casino and the Treasure Island Hotel and Casino. Once we select a site, we will attempt to negotiate a suitable lease of the location; we will seek an alternate site if our negotiations are unsuccessful.

Mr. Musicant has performed informal site studies before in his previous business with Musicant Management and its management of the Coffee Gallery in California as well as in other businesses with which he was involved in the early 1990's such as Lifeline Electronics Corp.

     - Foot traffic flow -

Our number one targeted traffic flow is for evening and late night gamblers and spectators walking between hotels and special events. We also will target employees in the area who will pass through the area on a daily basis.

     - Optimum sales hours -

Through our research and study of other kiosk operations in our targeted area we believe peak revenue hours during weekdays will be the night hours, specifically from 9 p.m. through 1:00 a.m. We believe we will be able to identify and respond quickly to demand changes and traffic volume flow with regards to labor and product supply. Optimum sales hours for other Java Express kiosks would be determined on a site-by-site basis. Our research was done through information acquired on various retail coffee businesses available through the internet as well as direct observation.

     - Weekend business -

Through our research and by observing other kiosk businesses, we believe that business during weekend business hours will be fairly constant and potentially greater than during week days. Our proposed site search area often enjoys a significant increase in foot traffic flow during weekends because many new entertainment shows and special engagements are scheduled for Friday and Saturday nights. These weekend shows bring in both out-of-state visitors and local residents. As with sales hours, weekend business will vary widely from one locale to another.

     - Seasonal trends -

Seasonal trends and holidays have a direct effect on increased numbers of potential customers from local, national, and international foot traffic and will vary in different locations. We believe that our Las Vegas location will be directly affected by occupancy rate of the hotels which varies throughout the year being busiest during the Spring and Fall trade shows and least busy during summer.

     - Construction phase and completion -

Once we have obtained a lease on a suitable location, the construction phase of our business plan will begin. We have received several estimates for kiosk construction from reputable and bonded manufacturers in the Las Vegas area. Although we have selected a manufacturer who bid approximately $40,000 to complete our kiosk according to our architectural plans, we do not have a formal contract with this manufacturer and may choose another manufacturer
when we are ready to begin.   Discussions with the manufacturer indicate a
realistic estimate for completion of a kiosk is 90-120 days from the date construction is commenced assuming we do not run into any delays not within our control. Our final selection of a manufacturer will ultimately be dependent on several factors including, but not limited to, price, availability and estimated time to completion.

Upon completion of the construction of a coffee kiosk, we intend to hire staff, train employees, begin to advertise and commence business at that kiosk. We have not yet selected a site, begun negotiating a lease and, as a result, we have no construction contracts yet in place. Nor have we entered into any discussions with manufacturers regarding any potential "turnkey" kiosks. Additional information on suitable site characteristics is included under "Critical site location" above.

     - Attracting experienced employees -

Our research on conducting business in the Las Vegas area has led us to believe we will be able to attract experienced and competent labor to fill required positions at appropriate wage and expense levels when and if our business requires it. Labor availability and costs could be different in other locations.

     - Proposed products -

We plan to offer a select range of appropriate premium products at our retail coffee kiosk. Our kiosk should be classified as a "specialty" retailer since our proposed products differ from a common "coffee shop" in that our flavors will be different. Regular coffee houses offer regular coffees and three flavors a day. We will offer specialty flavors such as peppermint, orange, butterscotch, caramel, raspberry and blackberry every day. Our primary customers will arrive at our location as retail foot traffic and we intend to facilitate sales as efficiently and as quickly as possible. We have chosen our proposed products accordingly which will also be accentuated to demand and time of day. Specifically, coffee and specialty coffee products will be the base mainstay of our proposed product line and will include decaffeinated and caffeinated freshly ground whole bean coffees of different and assorted flavors; specialty coffee drinks including cappuccino, latte, breve, espresso, mocha lattes and breves, iced coffee products, flavored additives including low calorie milk. We also will sell teas of various flavors and origins including caffeinated and herbal, hot chocolate, bottled mineral water, and select bottled flavored soft drinks. Products, however, would vary in other locations based on competition, local likes and culture.

We will also offer a line of freshly baked pastries, rolls, cakes and cookies as well as traditional specialty coffee shop pastries such as biscotti and Italian pastries. In addition we may offer several flavors of gelato which is becoming increasingly popular and can be used in place of frozen yogurt for coffee drinks. We plan to remain attentive to customers' desires regarding products we will offer in the future and seasonally, and intend to react quickly to changing product demand.

      - Seasonality of product mix -

The Las Vegas area has four generally distinct seasons which must be observed in relation to seasonally changing customer demands in product desires and habits. Through our observations and study efforts, we believe there is a difference in coffee and coffee products consumption trends on a seasonal basis in the Las Vegas area. We also believe that while general coffee consumption fluctuates seasonally, the consumption of specialty coffee drinks fluctuates seasonally as well. For example, during warmer weather regular patrons of our competitors' stores consume more iced coffee beverages than they normally would in the colder months. They would also purchase more gelato in the summer months than in the winter.

     Product suppliers
     ------------------

We will have access to numerous suppliers of our proposed products.  None of our proposed products are rare or in short supply at this time. We do not foresee becoming dependent upon one or a few suppliers for delivery and procurement of our proposed products. Our proposed products are not classified as critical or special and are not rare or exotic. Coffee fluctuates in price as any commodity does through the natural forces of supply and demand. We are continually working on developing relationships with various suppliers. For our proposed specialty baked goods there are a number of suppliers in the Las Vegas area. We intend to use specific suppliers on a trial basis, but will be on a constant search for more cost efficient or better suppliers. We will not have a contract with any specific supplier unless the supplier provides us with specialty equipment. We have already spoken with one supplier who may provide us with coffee and equipment; however, any such contract with that supplier would not be exclusive and would allow us cancel and/or to purchase elsewhere if the products did not prove to
be up to our standards.   We intend to constantly investigate the availability
and quality of supplies and will change suppliers if products prove unsuccessful or of inconsistent or substandard quality.

     Marketing and distribution methods
     ----------------------------------

We intend to market our Java Express kiosk products through the following:

     . Customer incentives .

     We plan to offer customers incentives to become regular patrons of our kiosk(s). These incentives may include but not be limited to competitive pricing, a coffee punch card and consistent quality products. We expect our regular Las Vegas patrons to fall into one of two groups: either a "temporary" regular patron who would be someone staying at a nearby casino/hotel for several days and the second group would consist of "locals" who work in the area.

     . Coupons/Discounts.

     We will also offer coupons and/or discounts such as two-for-the-price-of-one coupons through nearby hotels to attract tourists

     . Competitive pricing.

     Competitive pricing of our proposed products relative to competitors' products will be important to our success. We have observed that local pricing of related specialty coffee products in the Las Vegas area are higher than in the Seattle, Washington area where competition is brisk and the number of specialty coffee stores is much higher than in the Las Vegas area. We believe that specialty coffee stores in the Las Vegas area are enjoying a higher profit margin on their product offerings than they would if there were more stores competing. We have no plans to slash prices upon entering the specialty coffee retail industry in the Las Vegas area. However, we do believe there is room to discount prices below that of our competition at least during our initial debut in the market. Also, we feel that as more competition enters the specialty coffee market profit margins may decline.

     . Consistent quality products .

     We believe the best incentive to customer loyalty is consistent quality products at fair competitive prices and that many of our proposed customers will patronize our coffee kiosk only once per day in the evening while walking between hotel/casinos. It is extremely important to us that we can deliver a consistent quality product to that customer every evening. Consistent quality, convenience and fair competitive pricing are universal and historical reasons customers return to retail establishments.

Any marketing of "turnkey" kiosks will be determined at such time as management is able to formulate a complete "turnkey" package. At this time this concept is still being developed by management although management has received sufficient interest to believe the idea has merit. This interest has come mostly from contacts made by Mr. Musicant, our president, during his time spent managing the Coffee Gallery in California. Marketing will include focus on the "turnkey" aspect in which case Java Express would provide everything from the kiosk and equipment to the supplies and training. Java Express would also assist in making determinations on locale and suitable design modifications.

     Possible future business expansion/changes in business plan
     -----------------------------------------------------------

In the event our initial kiosk is successful, and provided that we are able to obtain any additional required financing, we plan to expand our number of retail specialty coffee kiosks in the Las Vegas area. We may also consider expansion outside of the Las Vegas area to other potentially suitable locations. We believe we can benefit from volume purchasing of products for multiple kiosk locations while the kiosks in this described area would be considered clustered with regard to close proximity of each other for delivery, service and management considerations. We also believe we may benefit from increased brand name recognition and customer loyalty by expanding. Our expansion plan includes utilizing multiple location leases to secure better terms for each site location.

Assuming our proposed business is profitable, and we are able to expand profitability in the Las Vegas area, then we could expand further on a regional basis. Any regional expansion would commence only when we believe such expansion is appropriate. The factors we deem important in this decision will include, but are not limited to, the following factors:

     . the profitability of our then existing establishment(s);
     . our ability to acquire additional financing needed for expansion;
     . our ability to acquire acceptable leasehold interests in suitable site locations;
     . national and regional economic considerations such as interest rates, unemployment rates, population growth and economic health of any and all potential expansion areas.

Factors we would deem important in the decision to pursue the sale of "turnkey" kiosks will mostly be determined by the amount of interest that is generated by management as they continue to develop contacts in the industry.

     Competitive business conditions and our methods of competition
     ---------------------------------------------------------------

Competition in the specialty coffee industry can be intense. There is significant competition in the Las Vegas area although it is not as intense as it is in other areas of the country where there are more specialty coffee stores densely located, and where prices are lower. All of our present competitors are established, operating and have loyal clientele returning to their stores repeatedly to buy their products. Some of our competitors have a multiple year operating history and have a distinct competitive advantage over our planned entry into the specialty retail coffee industry within the Las Vegas area. We will compete directly with companies which have substantially greater financial resources, experience and marketing organizations than we do.

We will be competing with both full service coffee stores and walk-up kiosks. Some or our competitors have both types of retail outlet; some have only stores and some have only kiosks. Many or all of our competitors have their stores located in competitively viable locations within Las Vegas. These economically viable locations and their customers' familiarity with their locations are a real competitive advantage over our proposed entry into the retail specialty coffee business in the Las Vegas area. Some or all of our competitors enjoy name brand recognition associated with the products they offer their customers. One competitor is Starbucks Coffee Company Incorporated which enjoys the benefits of a national name brand. It operates numerous locations in the Las Vegas area and is aggressively pursuing kiosk locations.

Following is a list describing the number of stores/kiosks of many of our competitors located within or near our proposed site search area:

                            LAS VEGAS AREA      LAS VEGAS AREA
NAME                       NUMBER OF STORES     NUMBER OF WALK UP KIOSK
------------------------------------------------------------------------

Coffee Bean and Tea Leaf           5                  4
Espresso Roma                      1                  0
Grind A Lot                        1                  0
Jitters Gourmet Coffee & Cake      4                  2
Perk Place                         1                  0
Seattle's Best                     2                  5
Starbucks(R) Coffee Company Inc.   63                 23

There are also an additional 7 miscellaneous coffee house names with only one kiosk in the Las Vegas area; and 15 miscellaneous full service coffee houses with one store in the Las Vegas area.

Building awareness of our brand name is critical to achieving acceptance of our business. Brand recognition is a key differentiating factor among specialty coffee houses. In order to build and maintain brand awareness, we must succeed in our marketing efforts which will include customer incentives, coupons, and print ads, and provide high quality services and products. If we fail to successfully promote and develop an awareness of our brand name, or encounter legal obstacles which prevent our continued use of our brand name, it will be extremely difficult for us to compete.

We recognize that we will face substantial competition in establishing our proposed retail coffee kiosk in the Las Vegas area especially due to the fact that our major competitors are aggressively pursuing this market. Starbucks(R), for example, has doubled both its stores and its kiosks in the Las Vegas area during the past year. We intend to compete on the basis of price, quality of products, and product mix, as well as by using a walk-up kiosk design which gives customers convenience.

We also recognize that we will encounter substantial competition in the sale of "turnkey" kiosks from companies such as Starbucks. We will not make any determination on how we will compete in this market unless and until we make a more thorough investigation of its potential.

     Dependence on one or more major customers
     -----------------------------------------

We will not be dependent on one or more major customers when and if we begin operating our initial kiosk although we will be dependent on one relatively small locale to provide us with customers that is, because we will be a walk up kiosk we will be dependent on the small geographical location in the vicinity of the kiosk including individuals who work within walking distance.

     Patents, trademarks, license, franchises, concessions, royalty agreements
     -------------------------------------------------------------------------

None.

     Need for government approval
     -----------------------------

There are no special federal, state or local laws regulating the proposed type of general business retailing that we plan to engage in and there are no special licenses or permits required other than a general business license and public health certificate for food handling which we will obtain. We intend to apply for a general business license when it becomes necessary and we intend to apply for a public health certificate for food handling prior to opening the kiosk for business.

     Effects of existing regulations
     -------------------------------

Other than maintaining the good standing of our corporation, complying with applicable local business licensing requirements, complying with laws, rules and regulations relating to food handling businesses, preparing our periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and complying with other applicable securities laws, rules and regulations as set forth above, we do not believe that existing or probable governmental regulations will have a material effect on our operations. We are not aware of any new proposed probable governmental regulations that will have a material effect on our proposed operations. If we elect to sell "turnkey" kiosks we may be affected by additional regulations including international trade laws, as well as laws in the countries into which we make our sales and other as yet unknown regulations.

     Cost and effect of compliance with environmental laws
     ------------------------------------------------------

There are no environmental laws that materially impact our business.

     Research and development expenses
     ---------------------------------

Other than organizational expenses, we have spent approximately $143,000 since inception on developing our business plan, including administrative expenses, consulting, marketing research, writing our plan and kiosk design. This does not include our investment in equipment for our first kiosk.

     Employees
     ---------

We have no employees at this time other than our sole director/officers, Lance and Allen Musicant, who currently perform any necessary services; they will continue to provide services to our company until such time as it may be necessary to hire additional employees. Mr. Lance Musicant devotes as much time as necessary to our business, approximately 20 hours a week, and will continue to do so up through the construction phase and for approximately six months thereafter. He anticipates that he will then reduce his time commitment to whatever is appropriate. Mr. Allen Musicant devotes approximately 10-15 hours per week to our business and will reduce that time to approximately 5 hours per week once our first kiosk is operational. We may hire one or more full or part-time employees for the coffee kiosk if warranted.

In the event that our business is successful and we are able to increase the number of our kiosk locations, the Messrs. Lance and Allen Musicant may increase their respective time commitments especially if we elect to pursue the sale of "turnkey" coffee kiosks more definitively or we may elect to hire personnel. Neither of the Messrs. Musicant have a written employment agreement with us.

     Milestones
     ----------

We have set the following milestones to effect our business plan.

       Event                                  Date
       -----                                  -----

   *   Continue to research competitive       Now, ongoing
       conditions for coffee shops and
       kiosks in Las Vegas area as well
       as availability of lease space,
       equipment, and availability of
       construction companies

   *   Acquire lease/begin improvements       Within 1-4 months

   *   Complete Kiosk                         Within 6 months

   *   Begin operating kiosk and              Upon completion of kiosk
       testing sales at initial location

   *   Hire personnel, if warranted           Within 0-12 months of opening

   *   Begin search for additional            Once revenues are achieved from
       kiosk locations; development           operations and a determination
       of "turnkey" kiosks                    can be made on potential



ITEM 2: DESCRIPTION OF PROPERTY

Java Express has no properties and at this time and has no agreements to acquire any properties although we expect to lease property in Las Vegas or elsewhere for our coffee kiosk(s) in the future. Currently, we utilize office space in the home of our president, Lance Musicant at no cost although we intend to pay $500 per month rent to Mr. Musicant for the use of such space in his home once we begin more substantive operations. We also rent a storage unit for $105 per month, on a month to month basis, in Santa Ana, California. The unit is used to store our equipment.


ITEM 3: LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended March 31, 2004.


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF SECURITIES

No Market for Our Shares
-------------------------

As of the date of this filing there is no public or private market for our
common shares.   Although we intend to apply to have our shares cleared for trading on the NASD Over-the-Counter Bulletin Board (OTCBB), we have not, as of the date of this report, approached any broker-dealer regarding application for listing on the OTCBB nor do we have a proposed symbol. There is no assurance that when and if we apply for a listing on the OTCBB we will granted one, or if we are granted a listing, that any market for our common stock will develop.

Holders
-------

We currently have 39 shareholders.

Dividends
---------

We have never paid dividends on our common stock. The Board of Directors presently intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance expansion of our business. Any declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. There are presently no dividends which are accrued or owing with respect to our outstanding stock. No assurance can be given that dividends will ever be declared or paid on our common stock in the future.

Recent Sales of Unregistered Securities
---------------------------------------

During the period covered by this report, we offered and sold the following unregistered securities:

Beginning in April 2003 and ending in July 2003, we offered a minimum of 120,000 shares and a maximum of 400,000 shares for cash at $0.50 per share in a limited offering. We sold a total of 158,000 shares to 19 purchasers for an aggregate of $79,000. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reasons of Section 3(b) and Regulation D as a Rule 504 limited offering. Such offering did not exceed the $1 million aggregate limitation for sales of securities pursuant to Rule 504(b)(2) for the twelve months prior to and during the offering. Each purchaser was provided the same kind of information as would be available in a registration statement regarding Java Express and Java Express reasonably believed each purchaser possessed sufficient sophistication to evaluate the information provided. The offers and sales were made in the state of Nevada pursuant to registration in effect in that state by officers/directors of Java Express and no commissions were paid in connection with the offers and sales.

Issuer Purchase of Securities
-----------------------------

None.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

None.


ITEM 6: PLAN OF OPERATION

Limited Operations; Losses Since Inception
-------------------------------------------

Our activities to date have been limited to our formation, property site study, kiosk design, business plan development, some equipment purchase and sale, and the completion of various placements of our stock.

We have experienced losses from inception of $143,494; during the year ended March 31, 2004 our losses equaled $71,761.

During our year ended March 31, 2004, we had miscellaneous income in the first quarter of $2,300 from consulting services performed by our president and we received $13,045 from sale of equipment in our second quarter as discussed below.

Balance Sheet Information - 4th Quarter Convertible Notes
---------------------------------------------------------

As of our fiscal year end we had $3,597 in cash on hand and $26,966 in short term liabilities and accounts payable. We incurred $23,142 in short-term liabilities during our fourth quarter which consisted of loans made by two parties. The loans were the subject of three separate convertible notes which were, subsequent to our year end, repaid through the sale of our equipment to the note holders. One of the noted holders, a related party, paid us the balance of the value of the equipment with 15,242 shares of common stock of iMedia International, Inc. The shares have a market value on the date of the transaction, June 21, 2004, of $2.00 per share based on the bid price of those shares in the market at that date. Imedia International shares are traded on the pink sheets. (See, "Certain Relationships. . .Transactions with Promoters", p. 34.)

Off Balance Sheet Arrangements
------------------------------

None.

Additional Information on Certain Expenses Incurred
----------------------------------------------------

A general breakdown of our losses since inception are as follows: legal, accounting and professional fees of approximately $18,172; travel, entertainment and promotion expenses of a little over $60,574; consulting expenses for our kiosk design and business plan of $18,524 ($7,500 of which was paid to a related party as discussed under "Certain Relationships... Transactions with Promoters", p.34); rental costs for equipment storage of approximately $5,339; marketing expense of approximately $8,192; office supplies and postage of $5,731; telephone and utilities of approximately $1,990; computer and equipment maintenance of $1,545; bank fees and interest of approximately $785; taxes and licenses of $395; construction expense of $500; stale inventory write-off of $3,000; depreciation of $11,182; cleaning and car expense of $5,916; and miscellaneous expenses of $9,683.

Consulting fees of approximately $18,500 were paid to various parties as follows:

..    John Chris Kirch, a related party, was paid $7,500 for business plan writing and development services. Mr. Kirch has 15 years experience in helping small growth oriented companies with strategic planning, relationship building, funding preparations and promotional campaigns. He is a former NBC affiliate television and newscast reporter with a college degree in communications. ( See "Certain Relationships. . . Transactions with Promoters", p. 34.)

..    Sye Tatar, a non-related party, was paid $2,000 for his kiosk design and architectural consulting. Mr. Tatar has been an independent architect for over 35 years with over 300 projects completed in architecture, urban design, site planning, contracting, construction management and real estate development. He is professionally registered in 14 states and is accredited by the National Council of Architectural Registration Board.

..    KK Blosch, a non-related party, was paid $7,025 for bookkeeping, secretarial, and administrative assistance. Ms. Blosch has over 20 years of experience in independent bookkeeping and secretarial services. She has facilitated our start-up and development stage record keeping, book keeping, correspondence and document preparation and other various administrative services.

..    Heidi Poelman, a non-related party, received  $2,000 over the past two years for marketing research. Ms. Poelman recently received a masters degree in Communications, Advertising and Public Relations from Wake Forest University, in Winston-Salem, North Carolina.

Purchase and Sale of Equipment
------------------------------

In anticipation of the opening or our first kiosk, we spent approximately $51,597, net of depreciation, on coffee equipment and furniture which included espresso machines, stools, chairs and tables, a counter top, a commercial refrigerator, and various office equipment. Most of this equipment and furniture was purchased during the nine months ended December 31, 2003 from wholesalers. All equipment was purchased from independent third parties who had no affiliation with us. However, because we have not yet opened our initial business and the fact that some of the equipment/furniture was becoming out-of date, we sold some of our equipment for $13,045 during the quarter ended December 31, 2003, for a gross profit of $5,735. The sale of the equipment reduced our storage fees from approximately $405 per month to $145. Our equipment has been stored at Storage West in Santa Ana California; we rent the space on a month to month basis.

We have no commitments for capital expenditures for the next twelve months However, if we are successful in negotiating a lease for a kiosk, we need to spend approximately $40,000 on the construction of a coffee kiosk.

Subsequent Event: Purchase of Remaining Equipment by Related Party
------------------------------------------------------------------

Subsequent to our year end, in June of 2004, John Chris Kirch, a related party together with a non-related party, purchased our remaining equipment and furniture, for repayment of notes in the aggregate principal amount of $12,935. He also paid us 15,242 shares of iMedia International, Inc. having a market value of $2.00 per share. Also included in the transaction was the pay off of a third note to a unrelated third party, Stephanie Harnicher, in the principal amount of $10,000. The notes had an aggregate imputed interest of $207. We intend to sell the iMedia shares in the near future to raise additional cash to continue with our business plan. (See "Certain Relationships... Transactions with Promoters", p. 34.) Total purchase price of the equipment/furniture was approximately $53,500.

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

Currently, the $3,597 in cash on hand is not sufficient to fund our operations over the next 12 months. Although most of our business development is being handled by our officers/director who are not taking any compensation, we will need approximately $ 70,000 - 100,000 over the next year to continue to develop our business. This includes an estimated $1,000 plus per month associated with a lease of a kiosk space if we are able to successfully negotiate one, and the $40,000 needed to construct the kiosk. It also includes the additional expenses associated with our reporting obligations which commence within 60 days of the initial filing of this registration statement and involve considerable time, energy and professional fees including legal and accounting. As an alternative to a lease and the $40,000 expense of lease improvements, we are also looking into possibly taking over an existing kiosk lease and remodeling it to meet our specifications. This would cost approximately $50,000 for the sublease and then approximately $15,000 for the remodel. The advantage would be monthly payments and the elimination of the initial construction costs. The following is a breakdown of our principal activities in the next twelve months, as well as the anticipated funding and its source:

        Goal                          Estimated Cost       Funding Source
-----------------------------------------------------------------------------
.. Continue our day to day              $ 16,000            Cash on hand;
  operations and comply with                               Cash flows from
  SEC reporting requirements                               operations, if any

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

In the past we have received loans from shareholders, related parties, and small advancements for expenses from our sole director who, along with some shareholders, have indicated the possibility of future loans or advances, if needed. However, there are no written agreements with these parties regarding loans or advances and they are not obligated to provide any funds. If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. We do not, however, have any commitments or specific understandings from any of the foregoing parties or from any other individual, in writing or otherwise, regarding any loans or advances or the amounts.

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

Our auditors have issued a "going concern" opinion in Note 1 of our financial statements as well as in their report dated June 28, 2004, which are included in this Form 10KSB under Item 7. Financial Statements. In their report, our auditors have indicated that we have suffered recurring losses from operations which raises substantial doubt as to our ability to continue as a going concern. If we are unable to negotiate a lease for a coffee kiosk and/or raise sufficient additional funding to start operations, we may be forced to cease operations entirely. Management could attempt to seek an alternative business opportunity although there is no guarantee that any such search for a business alternative would be successful.

ITEM 7: FINANCIAL STATEMENTS

Our audited financial statements for March 31, 2004 follow.







                        JAVA EXPRESS, INC.
                   (A Development Stage Company)

                                -:-

                   INDEPENDENT AUDITOR'S REPORT

                      MARCH 31, 2004 AND 2003

                             CONTENTS


                                                                        Page

Independent Auditor's Report............................................18

Balance Sheet
  March 31, 2004 and 2003...............................................19

Statements of Operations for the
  Years Ending March 31, 2004 and 2003 and the Cumulative
  Period December 14, 2001 (inception) to March 31, 2004................20

Statement of Stockholders' Equity
  Since December 14, 2001 (inception) to March 31, 2004.................21

Statements of Cash Flows for the
  Year Ending March 31, 2004 and 2003 and the Cumulative
  Period December 14, 2001 (inception) to March 31, 2004................23

Notes to Financial Statements...........................................25

                   INDEPENDENT AUDITOR'S REPORT

Java Express, Inc.
(A Development Stage Company)

 We have audited the accompanying balance sheet of Java Express, Inc. (a development stage company) as of March 31, 2004 and 2003, and the related statements of operations and cash flows for the years ended March 31, 2004 and 2003 and the cumulative since December 14, 2001 (inception) to March 31, 2004, and the statement of stockholders' equity since December 14, 2001 (inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Java Express, Inc. (a development stage company) as of March 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended March 31, 2004 and 2003 and the cumulative since December 14, 2001 (inception) to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               Respectfully submitted,

                               /s/ Robison Hill & Co.
                               ----------------------------------
                               Certified Public Accountants

Salt Lake City, Utah
June 28, 2004

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS


                                                         March 31,
                                                      2004           2003
                                                  ------------- -------------

ASSETS:
Current Assets:
 Cash & Cash Equivalents                          $      3,597  $      7,724
                                                  ------------- -------------
Fixed Assets:
 Equipment                                              38,000        10,000
 Furniture & Fixtures                                   22,088         7,500
 Less Accumulated Depreciation                          (8,491)       (2,816)
                                                  ------------- -------------
    Net Fixed Assets                                    51,597        14,684
                                                  ------------- -------------

    Total Assets                                  $     55,194  $     22,408
                                                  ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Accounts Payable                                 $      3,824  $      1,464
 Related Party Note Payable                             13,052             -
 Short-Term Payable                                     10,090             -
                                                  ------------- -------------
    Total Liabilities                                   26,966         1,464
                                                  ------------- -------------
Stockholders' Equity:
 Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at March 31, 2004 and 2003              -             -
 Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 4,501,000 and 4,343,000 shares
    at March 31, 2004 and 2003                           4,501         4,343
 Paid-In Capital                                       167,221        88,334
 Deficit Accumulated During Development Stage         (143,494)      (71,733)
                                                  ------------- -------------

    Total Stockholders' Equity                          28,228        20,944
                                                  ------------- -------------

    Total Liabilities and Stockholders' Equity    $     55,194  $     22,408
                                                  ============= =============








The accompanying notes are an integral part of these financial statements.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS

                                                                 Cumulative
                                                                 since
                                                                 December 14,
                                                                 2001
                                        For the Year Ended       Inception of
                                              March 31,          Development
                                          2004          2003     Stage
                                    -------------- ------------- -------------

Revenues:                           $           -  $          -  $          -
                                    -------------- ------------- -------------
Expenses:
  General & Administrative                 79,589        57,056       151,224
                                    -------------- ------------- -------------

Operating Loss                            (79,589)      (57,056)     (151,224)

Other Income (Expense):
  Interest                                   (207)          (98)         (305)
  Misc Income                               2,300             -         2,300
  Gain on Sale of Equipment                 5,735             -         5,735
                                    -------------- ------------- -------------

Loss Before Income Taxes                  (71,761)      (57,154)     (143,494)
  Income Taxes                                  -             -             -
                                    -------------- ------------- -------------

Net Loss                            $     (71,761) $    (57,154) $   (143,494)
                                    ============== ============= =============

Basic & Diluted loss per share      $       (0.02) $      (0.01)
                                    ============== =============

Weighted Average Shares                 4,482,319     4,227,964
                                    ============== =============
















The accompanying notes are an integral part of these financial statements.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
      SINCE DECEMBER 14, 2001 (INCEPTION) TO MARCH 31, 2004

                                                                  Deficit
                                                                  Accumulated
                                                                  Since
                                                                  December 14,
                                                                  2001
                                                                  Inception of
                                 Common Stock       Paid-In       Development
                           Shares       Par Value   Capital       Stage
                          ------------ ------------ ------------- ------------
Balance at December 14,
  2001 (inception)                  -  $         -  $          -  $         -

December 15, 2001, Common
 Stock Issued for Cash      2,000,000        2,000        21,108            -

March 25, 2002, Common
 Stock Issued for Cash      2,000,000        2,000        27,971            -

Net Loss                            -            -             -      (14,579)
                          ------------ ------------ ------------- ------------

Balance at March 31, 2002   4,000,000        4,000        49,079      (14,579)

July 9, 2002, Common
 Stock Issued for
 Conversion of Note           300,000          300        15,798            -

December 31, 2002, Common
 Stock Issued for Cash         30,000           30        14,970            -

February 15, 2003, Common
 Stock Issued for Cash         13,000           13         6,487            -

Capital Contributed by
 Shareholder                        -            -         2,000            -

Net Loss                            -            -             -      (57,154)
                          ------------ ------------ ------------- ------------

Balance at March 31, 2003   4,343,000        4,343        88,334      (71,733)

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
      SINCE DECEMBER 14, 2001 (INCEPTION) TO MARCH 31, 2004
                           (Continued)

                                                                  Deficit
                                                                  Accumulated
                                                                  Since
                                                                  December 14,
                                                                  2001
                                                                  Inception of
                                 Common Stock       Paid-In       Development
                           Shares       Par Value   Capital       Stage
                          ------------ ------------ ------------- ------------
April 23, 2003 Common
 Stock Issued for Cash        100,000  $       100  $     49,887  $         -

May 18, 2003, Common
 Stock Issued for Cash         10,400           10         5,190            -

June 2, 2003, Common
 Stock Issued for Cash         10,000           10         4,990            -

June 26, 2003, Common
 Stock Issued for Cash         23,000           23        11,477            -

July 9, 2003, Common
 Stock Issued for Cash          5,000            5         2,495            -

July 17, 2003, Common
 Stock Issued for Cash          8,000            8         3,992            -

July 23, 2003, Common
 Stock Issued for Cash          1,600            2           798            -

Capital Contributed by
 Shareholder                        -            -            58            -

Net Loss                            -            -             -      (71,761)
                          ------------ ------------ ------------- ------------

Balance at March 31, 2004   4,501,000  $     4,501  $    167,221  $  (143,494)
                          ============ ============ ============= ============













The accompanying notes are an integral part of these financial statements.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS

                                                                  Cumulative
                                                                  since
                                                                  December 14,
                                                                  2001
                                           For the Year Ended     Inception of
                                                March 31,         Development
                                            2004          2003    Stage
                                        ------------ ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                $   (71,761) $   (57,154) $  (143,494)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
  Depreciation                                8,365        2,697       11,181
  Stock Issued for Interest on Note               -           98           98
  Gain on Sale of Equipment                  (5,735)           -       (5,735)
Changes in Operating Assets & Liabilities
  Increase (Decrease) in Accounts Payable     2,360        1,464        3,824
  Increase (Decrease) in Accrued Interest       207            -          207
                                        ------------ ------------ ------------

  Net Cash Used in Operating Activities     (66,564)     (52,895)    (133,919)
                                        ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Equipment              13,045            -       13,045
Purchase of Furniture & Fixtures            (14,588)      (5,000)     (19,588)
Purchase of Equipment                       (38,000)      (6,500)     (50,500)
                                        ------------ ------------ ------------
  Net Cash provided by
  Investing Activities                      (39,543)     (11,500)     (57,043)
                                        ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock           78,987       21,500      153,566
Capital Contributed by Shareholder               58        2,000        2,058
Proceeds from Note Payable                   22,935       16,000       38,935
                                        ------------ ------------ ------------
  Net Cash Provided by
  Financing Activities                      101,980       39,500      194,559
                                        ------------ ------------ ------------

  Net (Decrease) Increase in Cash            (4,127)     (24,895)       3,597
  Cash Beginning of Period                    7,724       32,619            -
                                        ------------ ------------ ------------

Cash at End of Period                   $     3,597  $     7,724  $     3,597
                                        ============ ============ ============

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
                           (Continued)



                                                                  Cumulative
                                                                  since
                                                                  December 14,
                                                                  2001
                                           For the Year Ended     Inception of
                                                March 31,         Development
                                            2004          2003    Stage
                                        ------------ ------------ ------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                              $         -  $         -  $         -
  Franchise and income taxes            $       200  $         -  $       200

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Converted Note Payable to Common Stock  $         -  $    16,000  $    16,000










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

Nature of Operations and Going Concern
--------------------------------------

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $144,000 for the period from December 14, 2001 (inception) to March 31, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

The Company's future capital requirements will depend on numerous factors including, but not limited to, the development and success of the Company's coffee kiosks.

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

Organization and Basis of Presentation
--------------------------------------

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business
------------------

The Company has no products or services as of March 31, 2004. The Company was organized to develop and market coffee through a retail coffee kiosk-store located in Las Vegas, Nevada malls.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Property and Equipment
----------------------

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

Concentration of Credit Risk
----------------------------

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Pervasiveness of Estimates
--------------------------

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

Loss per Share
--------------

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2004 and 2003.

NOTE 2 - INCOME TAXES

As of March 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $164,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS

As of March 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the January and March 2004, a related party loaned the Company $12,935, with an imputed interest of prime plus 2 percent, due and payable June 30, 2004. The holder of the note shall have the option to convert the entire amount or any portion thereof into common stock. The note can be converted anytime after June 30, 2004 but no later than December 31, 2005 at a share price equal to the bid price or if there is no bid price, a total of 150,000 common shares.

As of March 31, 2004 and 2003, amounts due to related parties was $13,052 and $0.

NOTE 6 -SHORT-TERM NOTES PAYABLE

On February 2, 2004, an unrelated party loaned the Company $10,000, with an imputed interest of prime plus 2 percent, due and payable June 30, 2004. The holder of the note shall have the option to convert the entire amount or any portion thereof into common stock. The note can be converted anytime after June 30, 2004 but no later than December 31, 2005 at a share price equal to the bid price or if there is no bid price, a total of 110,000 common shares.


NOTE 7 - COMMON STOCK TRANSACTIONS

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


NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

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


NOTE 8 - SUBSEQUENT EVENTS

On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for repayment of its $22,935 note payable and 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure, controls and procedures are effective, providing them with material information relating to Java Express as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Officers and Directors
----------------------------------------

The following comprise the officers and sole director of Java Express and all persons nominated or chosen to be such. The term of office for our sole director is one year, or until his successor is elected and qualified at our annual meeting of shareholders, subject to ratification by the shareholders. The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board of Directors. Our Board of Directors currently consists of only one director.

     NAME                AGE    POSITION                 SINCE
     ----------------------------------------------------------

     Lance Musicant      44     Director
                                President, CEO           December 2001
                                Secretary, and CFO,

     Allen Musicant      64     Exec. Vice-President     December 2001


Business Experience of Officers and Directors
---------------------------------------------

Lance Musicant serves as our President and sole director and has done so since inception of our company. From 2000-2003, he served as Vice-President of BioGenetec, a corporation developing an herbal allergy medication located in Newport Beach, California. He managed day-to day operations for the company including production and business development, marketing and administration. Mr. Musicant was the managing partner of Musicant Management from 1996 - 2002. Musicant Management was a California sole proprietorship which furnished consulting and management for small businesses including a coffee shop dba the Coffee Gallery. Lance Musicant started and managed the Coffee Gallery, a 1,200 sq. foot coffee shop in Santa Ana, California in 1997 through 2000 when it closed. He oversaw daily operations, accounting, buying and management of 6 employees. From 2000 to the present, Mr. Musicant has also been an independent business consultant and financial planner. Mr. Musicant has a BS in Computers and a Masters in Business Administration. He graduated SUMMA CUM LAUDE with honors in 1982 and 1990 respectively from the University of San Moritz in London, England.

Allen Musicant serves as our Executive Vice-President and has done so since inception of our company. Mr. Allen Musicant was the administrative partner of Musicant Management from 1996 - 2000. In addition to his duties as an officer of our company, Mr. Musicant also works as a part-time tax and book keeping accountant; he is not a Certified Public Accountant and is self employed. He has worked at this occupation since March of 1995. Allen Musicant attended Orange Coast College in Los Angeles California.

Involvement in Other Public Companies
-------------------------------------

There are no involvements of any of our officers and directors in any public companies.

Significant Employees
---------------------

We have no employees other than our officers and director in that they perform most of the services required by our current business plan.

No Involvement in Certain Legal Proceedings
-------------------------------------------

During the past five years, neither of our executive officers/director:

..    has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

..    was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

..    was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

..    was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.


Family relationships
---------------------

Lance Musicant and Allen Musicant are brothers.

Audit Committee Financial Expert
--------------------------------
Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended March 31, 2004, we believe that Lance and Allen Musicant filed their Form 3 Initial Reports a few days late.

Code of Ethics
--------------

We have adopted a code of ethics for our principal financial, executive and accounting officer(s), and other persons performing such similar functions which is included as Exhibit 14 to this report.


ITEM 10: EXECUTIVE COMPENSATION

Compensation of Executive Officers/CEO
--------------------------------------

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Lance Musicant, our President, who acts in the capacity of chief executive officer received no compensation during fiscal years ended March 31, 2004 or 2003. We have not entered into employment contracts with our executive officers. If and when we receive begin receiving revenues from operations we will negotiate a compensation package with our CEO.

Compensation of Directors
-------------------------

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee or participation or for special assignments.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management
--------------------------------

The following table sets forth the share holdings of our sole director and executive officers as of March 31, 2004, based on 4,501,000 shares issued and outstanding at that date. Each of these persons has sole investment and sole voting power over the shares indicated. All share are common shares.

                           No. of Shares
Name, Address              Beneficially
and Position               Owned (1)         Percent of Class
-----------------------------------------------------------------------

  Lance Musicant             1,000,000           22.22%
  Director, President
  Chief Executive &

  Financial Officer
  5017 Wild Buffalo Avenue
  Las Vegas, NV 89131

  Allen Musicant             1,000,000           22.22%
  Vice President
  575 Oakmont Pl. #2703
  Las Vegas NV 89109
_______________

  Officers and Directors     2,000,000           44.44%
  as a Group (2 persons)

Security Ownership of Certain Beneficial Owners
------------------------------------------------

The following table sets forth the stock holdings of those persons who are known to us to be the beneficial owners of more than 5% of our common stock as of March 31, 2004, based on 4,501,000 shares issued and outstanding at that date. Each of these persons has sole investment and sole voting power over the shares indicated. All shares are common shares.

                           No. of Shares
Name, Address              Beneficially
and Position               Owned (1)         Percent of Class
----------------------------------------------------------------------

  Lance Musicant(2)          1,000,000           22.22%
  5017 Wild Buffalo Avenue
  Las Vegas, NV 89131

  Allen Musicant(2)          1,000,000           22.22%
  575 Oakmont Pl. #2703
  Las Vegas NV 89109

  Joshua Musicant(3)           400,000            8.89%
  1855 Sherington Pl.
  #M-102
  Newport Beach, CA 92663

  Wallapha Saipreecha          400,000            8.89%
  575 Oakmont Pl #2703
  Las Vegas NV 89109

  Michael Fischella            300,000            6.67%
  1855 Sherington Pl.
  #M-102
  Newport Beach, CA 92663

  Nick Fischella               300,000            6.67%
  1855 Sherington Pl.
  #M-102
  Newport Beach, CA 92663

  Dominion World               300,000            6.67%
  Investments (4)
  3851 Eagle Point Dr.
  Salt Lake City UT 84109

  Jammie Tibbs                 250,000            5.56%
  2399 E. Bengal Blvd.
  Salt Lake City UT 84121
______________________

(1)   All share ownership is direct
(2)   Also an officer and/or director
(3)   Joshua Musicant is a cousin of Lance and Allen Musicant
(4) Dominion World Investments is an entity controlled by Kanona Moeai Jr. Mr. Moeai also owns an additional 30,000 shares in his own name; his total direct and indirect ownership is 7.33%


SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options, warrants or conversion privileges for any or our existing or proposed securities.

To the best of our knowledge, there are no contractual arrangements or pledges our securities which may at a subsequent date result in a change of our control.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management
----------------------------

There have been no transactions, series of similar transactions, currently proposed transactions, or series of currently proposed similar transactions, to which we were or are to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, each of our current executive officers acquired 1,000,000 "unregistered" and "restricted" shares of our common stock at inception in December 2001 at $.01 per share.

In addition, we had an understanding with Mr. Lance Musicant that provided we received maximum proceeds in our limited offering we would pay rent of $500 per month for office space located in his residence, and $1,000 month compensation for overseeing the establishment and management of our initial kiosk. Because we did not receive maximum proceeds in our offering Lance Musicant will not receive rent or compensation until revenues from operations are generated. At such time we will negotiate a compensation package with him which may be based on an hourly rate or a percentage of profits or both. We have no written agreements regarding these "understandings"; however, we believe our understandings with Mr. Musicant regarding any future office rent or compensation are similar or better than we would have with a non-related party.

Transactions with Promoters
----------------------------

No promoters have been involved with Java Express, Inc. either directly or indirectly since its inception on December 14, 2001 other than:

     . Our officers/director to the extent that such individuals are founders and organizers and able to direct our business operations, and whose transactions with Java Express are discussed above; and

     .     Mr. John Chris Kirch who could be considered a promoter because he
           (1) assisted us in incorporation and acted as our resident agent temporarily through Zurickirch Corp., a company which he was sole director of; (2) acted as our registered selling agent in our State of Nevada offering conducted under Rule 504; (3)occasionally provided us with consulting services on business strategies and development; (4)loaned us $16,000 in April 2003 through a company then controlled by him, Dominion World Investments and (5) loaned us $8,435 on January 22, 2004 and $4,500 on March 4, 2004 through a company controlled by him, Kirch Communications. (The terms of the two notes and the subsequent repayment of the notes is discussed below.) Mr. Kirch did not receive any compensation for his initial services of incorporation or in his temporary capacity as resident agent; nor did he receive compensation as our selling agent in our offering. He received $7,500 for business development consulting services. Mr. Kirch resigned from Dominion World Investment prior to that loan being repaid (in stock) in July of 2003. Mr. Kirch has served as officer/director and/or founder of several development stage enterprises.

The foregoing are the only promoters of Java Express. Other than the transactions discussed above and under "Transactions with Management", there have been no transactions with promoters. Management believes that the transactions with related parties, including those with Mr. Kirch, are on terms that are as favorable to us as those generally available from unaffiliated third parties.

The Convertible Notes
---------------------

John Chris Kirch, through an entity controlled by him, Kirch Communications, loaned us an aggregate of $12,935 during the first quarter of 2004 in accordance with two separate convertible notes. The notes are interest free. Under the terms of the notes:
     .   payment is due on or before June 30, 2004;
     .   the holder has the option to convert the principal into common stock;
     . the conversion date is after June 30, 2004 but no later than December 31, 2004;
     . The conversion price shall be at a share price equal to the "bid" price of our stock on the date of conversion or, in the event we have no market for our common stock, the notes can be converted into an aggregate of 150,000 shares of our common stock;
     . The holder must give notice to Java during the conversion period if he desires to convert, and absent such notice, the conversion rights expire at the expiration of the conversion period;
     . we have the right to prepay all or part of the notes but in the event we elect to prepay the notes, the holder must receive a 10 day notice from us granting the holder the election to exercise his conversion rights.

An unrelated party, Stephanie Harnicher, also loaned us $10,000 in the first quarter, on February 2, 2004 under the same terms as the Kirch notes. Ms. Harnicher is entitled to up to 110,000 of our common shares absent a market for our stock should she elect to convert.

Subsequent to our year end, on June 21, 2004, we exchanged all or our remaining equipment/furniture for repayment of the three notes payable to Mr. Kirch and Ms. Harnicher, in the aggregate principal amount of $22,935 and 15,242 shares of iMedia International, Inc. The shares currently trade on the Pink Sheets and had a market price of $2.00 per share on the date of the exchange. This transaction was not negotiated at an arms length basis; however, we believe that the terms of the transaction were not less favorable than what we would have obtained from an unrelated third party should we have sold the equipment for cash. The transaction is valued at approximately $53,600.

Resolving Conflicts of Interest
-------------------------------

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors; currently, however, we have only one director. Any transaction involving a conflict of interest engaged in by Java Express, Inc. shall be on terms not less favorable than that which could be obtained from an unrelated third party. There are not now nor have there been any material conflicts of interest since inception.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

 3.1   Articles of Incorporation as amended *
 3.2   Bylaws *
10.1   Convertible Note dated 01/22/04: $8,435
10.2   Convertible Note dated 02/02/04: $10,000
10.3   Convertible Note dated 03/04/04: $4,500
10.4   Agreement re: Payment of Notes with Sale of Equipment
14.1   Code of Ethics
31.1   Chief Executive Officer Certification
31.2   Chief Financial Officer Certification
32.1   Section 1350 Certification

* Filed with our initial Form 10SB Registration Statement on January 12, 2004.

Reports on Form 8-K
-------------------

No reports on 8-K were filed during the last quarter of the period covered by this report.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our first report on Form 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,711 for our year ended March 3l, 2003 and $4,722 for our fiscal year ended March 31, 2004.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $410 for our year ended March 31, 2003 and consisted of reviewing our initial registration statement and a response to the SEC's comment letter. There were no fees for other audit related services for our fiscal year ended March 31, 2004.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $44 for fiscal year ended March 31, 2003 $48 for fiscal year ended March 31, 2004 and consisted of tax preparation services.

All Other Fees
--------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 14, 2004                  JAVA EXPRESS, INC.

                                      /s/ Lance Musicant
                                  By:_________________________________________
                                     Lance Musicant
                                     President and Director
                                     Principal Executive and Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.




                                     /s/ Allen Musicant
Date: July 14, 2004              By:________________________________________
                                     Allen Musicant
                                     Vice President