Form 10QSB
period 2004-06-30
JAVA EXPRESS INC
filed 2004-08-09
CIK 1171838

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: JUNE 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________to________________


                Commission file number  000-50547


                        JAVA EXPRESS INC.
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

             Nevada                                        88-0515333
-------------------------------               -------------------------------
(State or other jurisdiction of               IRS Employer Identification No.)
incorporation or organization)

          5017 Wild Buffalo Avenue, Las Vegas, NV 89131
          ----------------------------------------------
             (Address of principal executive offices)

                          (702) 839-1098
                     ------------------------
                    Issuer's telephone number

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 1, 2004 - 4,501,000 common shares $0.001.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS...............................................3

ITEM 2.  PLAN OF OPERATION.................................................13

ITEM 3.  CONTROLS AND PROCEDURES...........................................17

                    PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................17

ITEM 2.  CHANGES IN SECURITIES.............................................17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............17

ITEM 5.  OTHER INFORMATION.................................................17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................18

SIGNATURES.................................................................18

                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended June 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended June 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                                    (Unaudited)
                                                      June 30,     March 31,
                                                        2004         2004
                                                   ------------- -------------
ASSETS:
Current Assets:
 Cash & Cash Equivalents                           $      1,972  $      3,597
 Available-for-Sale Marketable Security                  24,388             -
                                                   ------------- -------------
    Total Current Assets                                 26,360         3,597
                                                   ------------- -------------
Fixed Assets:
 Equipment                                                    -         8,000
 Furniture & Fixtures                                         -        22,088
 Less Accumulated Depreciation                                -        (8,491)
                                                   ------------- -------------
    Net Fixed Assets                                          -        51,597
                                                   ------------- -------------

     Total Assets                                  $     26,360  $     55,194
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Accounts Payable                                  $        399  $      3,824
 Related Party Note Payable                              13,900        13,052
 Short-Term Payable                                           -        10,090
                                                   ------------- -------------
     Total Liabilities                                    14,299        26,966
                                                   ------------- -------------
Stockholders' Equity:
 Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at June 30, 2004
    and March 31, 2004                                        -             -
 Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 4,501,000 and 4,501,000 shares
    at June 30, 2004 and March 31, 2004                   4,501         4,501
 Paid-In Capital                                        167,221       167,221
 Accumulated Other Comprehensive Income                  (6,104)            -
 Deficit Accumulated During Development Stage          (153,557)     (143,494)
                                                   ------------- -------------
     Total Stockholders' Equity                          12,061        28,228
                                                   ------------- -------------

     Total Liabilities and Stockholders' Equity    $     26,360  $     55,194
                                                   ============= =============


The accompanying notes are an integral part of these financials statements.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                                Cumulative
                                                                since
                                                                December 14,
                                                                2001
                                    For the Three Months Ended  Inception of
                                             June 30,           Development
                                        2004          2003      Stage
                                  -------------- -------------- --------------

Revenues:                         $           -  $           -  $           -
                                  -------------- -------------- --------------
Expenses:
  General & Administrative               14,660         21,156        165,884
                                  -------------- -------------- --------------
Operating Loss                          (14,660)       (21,156)      (165,884)

Other Income (Expense):
  Interest                                  (90)             -           (395)
  Misc Income                                 -              -          2,300
  Gain on Sale of Equipment               4,687              -         10,422
                                  -------------- -------------- --------------

Income (Loss) Before Income Taxes       (10,063)       (21,156)      (153,557)
  Income Taxes                                -              -              -
                                  -------------- -------------- --------------

Net Income (Loss)                       (10,063)       (21,156)      (153,557)

Other Comprehensive Income
  Unrealized Loss on
   Available-for-Sale Securities         (6,104)             -         (6,104)
                                  -------------- -------------- --------------
Other Comprehensive Income               (6,104)             -         (6,104)
                                  -------------- -------------- --------------

Total Comprehensive Income        $     (16,167) $     (21,156) $    (159,661)
                                  ============== ============== ==============

Basic & Diluted loss per share    $           -  $           -
                                  ============== ==============

Weighted Average Shares               4,501,000      4,435,730
                                  ============== ==============


The accompanying notes are an integral part of these financial statements.



                           JAVA EXPRESS, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                        Cumulative
                                                                        since
                                                                        December 14,
                                                                        2001
                                            For the Three Months Ended  Inception of
                                                     June 30,           Development
                                                2004          2003      Stage
                                          -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                $     (10,063) $     (21,156) $    (153,557)
  Adjustments to Reconcile Net Loss to
  Net Cash Used in Operating Activities:
    Depreciation                                  2,650          1,226         13,831
    Stock Issued for Interest on Note                 -              -             98
    Gain on Sale of Equipment                    (4,687)             -        (10,422)
  Changes in Operating Assets & Liabilities
    Increase (Decrease) in Accounts Payable      (3,425)             -            399
    Increase (Decrease) in Accrued Interest          90              -            297
                                          -------------- -------------- --------------

    Net Cash Used in Operating Activities       (15,435)       (19,930)      (149,354)
                                          -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Equipment                     -              -         13,045
  Purchase of Furniture & Fixtures                    -         (8,000)       (19,588)
  Purchase of Equipment                               -         (5,500)       (50,500)
                                          -------------- -------------- --------------

    Net Cash Used by Investing Activities             -        (13,500)       (57,043)
                                          -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock                  -         71,687        153,566
  Capital Contributed by Shareholder                  -             58          2,058
  Proceeds from Note Payable                     13,810              -         52,745
                                          -------------- -------------- --------------
    Net Cash Provided by
    Financing Activities                         13,810         71,745        208,369
                                          -------------- -------------- --------------

       Net (Decrease) Increase in Cash           (1,625)        38,315          1,972
       Cash Beginning of Period                   3,597          7,724              -
                                          -------------- -------------- --------------

Cash at End of Period                     $       1,972  $      46,039  $       1,972
                                          ============== ============== ==============




                           JAVA EXPRESS, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Continued)
                               (Unaudited)


                                                                        Cumulative
                                                                        since
                                                                        December 14,
                                                                        2001
                                            For the Three Months Ended  Inception of
                                                     June 30,           Development
                                                2004          2003      Stage
                                          -------------- -------------- --------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                $           -  $           -  $           -
  Franchise and income taxes              $           -  $           -  $         200


SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Converted Note Payable to Common Stock    $           -  $           -  $      16,000


On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and repayment of its $12,935 related note payable and $10,000 short term note payable.






                                   F-4


The accompanying notes are an integral part of these financial statements.


                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Java Express, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting
-----------------

The unaudited financial statements as of June 30, 2004 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern
---------------------------------------

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $154,000 for the period from December 14, 2001 (inception) to June 30, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Operations and Going Concern (Continued)
-------------------------------------------------

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

Nature of Business
-------------------

The Company has no products or services as of June 30, 2004. The Company was organized to develop and market coffee through a retail coffee kiosk-store located in Las Vegas, Nevada malls.

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 to 7 years.

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

Loss per Share
--------------

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2004 and 2003.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

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

NOTE 4 - COMMITMENTS

As of June 30, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the January and March 2004, a related party loaned the Company $12,935, with an imputed interest of prime plus 2 percent, due and payable June 30, 2004. The holder of the note has the option to convert the entire amount or any portion thereof into common stock. The note can be converted anytime after June 30, 2004 but no later than December 31, 2005 at a share price equal to the bid price or if there is no bid price, a total of 150,000 common shares. On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and repayment of its $12,935 related note payable and $10,000 short term note payable.

As of June 30, 2004 and March 31, 2004, amounts due to related parties was $13,900 and $13,052 with an interest rate of 6% to 10%.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 6 -SHORT-TERM NOTES PAYABLE

On February 2, 2004, an unrelated party loaned the Company $10,000, with an imputed interest of prime plus 2 percent, due and payable June 30, 2004. The holder of the note shall have the option to convert the entire amount or any portion thereof into common stock. The note can be converted anytime after June 30, 2004 but no later than December 31, 2005 at a share price equal to the bid price or if there is no bid price, a total of 110,000 common shares. On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and repayment of its $12,935 related note payable and $10,000 short term note payable.

NOTE 7 - COMMON STOCK TRANSACTIONS

On December 15, 2001, 2,000,000 shares of common stock were issued at $0.01 per share.

On March 25, 2002, 2,000,000 shares of common stock were issued at $0.02 per share.

On July 9, 2002, the Company converted a $16,000 note payable including interest payable of $98 into 300,000 shares of Common Stock.

On December 31, 2002, the Company issued 30,000 shares of common stock for $0.50 per share.

On February 15, 2003, the Company issued 13,000 shares of common stock for $0.50 per share.

On April 23, 2003, the Company issued 100,000 shares of common stock for $0.50 per share.
On May 18, 2003, the Company issued 10,400 shares of common stock for $0.50 per share.

On June 2, 2003, the Company issued 10,000 shares of common stock for $0.50 per share.

On June 26, 2003, the Company issued 23,000 shares of common stock for $0.50 per share

On July 9, 2003, the Company issued 5,000 shares of common stock for $0.50 per share.

On July 17, 2003, the Company issued 8,000 shares of common stock for $0.50 per share.

On July 23, 2003, the Company issued 1,600 shares of common stock for $0.50 per share.

In this report references to "Java Express," "we," "us," and "our" refer to Java Express, Inc.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  PLAN OF OPERATION.

General
--------

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

We have experienced losses from inception of $153,557; during the three month period ended June 30, 2004 our operating losses equaled $14,660 which was offset by a $4,687 gain on the sale of our remaining equipment as discussed below.

We have $1,972 cash on hand, $399 in accounts payable and we owe related parties $13,900 which was advanced during our first quarter. Since inception, we have primarily financed our operations through the sale of our common stock and loans from related parties. The loans are discussed below under "Convertible Notes."

Purchase and Sale of Equipment/Available for Sale Marketable Security
---------------------------------------------------------------------

In anticipation of the opening or our first kiosk, we spent approximately $53,103, net of depreciation, on coffee equipment and furniture which included espresso machines, stools, chairs and tables, a counter top, a commercial refrigerator, and various office equipment. Most of this equipment and furniture was purchased during the nine months ended December 31, 2003 from wholesalers who had no affiliation with us. However, because we have not yet opened our initial business and the fact that some of the equipment/furniture was becoming out-of date, we sold some of our equipment for $13,045 during the quarter ended December 31, 2003, for a gross profit of $5,735. The sale of the equipment reduced our storage fees from approximately $405 per month to $145. The balance of our equipment was used to satisfy three notes payable, totaling $26,966, owed to a related party and a non-related party. The related party also paid us in securities of iMedia Communications, Inc. which trades on the pink sheets at $2.00 per share at the time of the transaction. We realized a gain of $4,687 on the sale of the equipment in the foregoing transaction. In addition we will be cancelling our month to month storage unit. (See below for discussion on Convertible Notes.)

We have no commitments for capital expenditures for the next twelve months However, if we are successful in negotiating a lease for a kiosk, we need to spend approximately $40,000 on the construction of a coffee kiosk.

Convertible Notes
-----------------

We have funded our operations in the last 6 months through loans from both related and non-related parties as evidenced by various convertible notes:

                              Principal
No.   Note Holder             Amount      Date        Status
___________________________________________________________________________
1.    Kirch Communications    $8,435      1/22/2004   Paid on 6/21/04
     (John Chris Kirch)

2.    Kirch Communications    $4,500      3/4/2004    Paid on 6/21/04
     (John Chris Kirch)

3.    Stephanie Harnicher     $10,000     2/2/2004    Paid on 6/21/04

4.    Lance Musicant          $2,300      6/7/2004    Due 12/31/04

5.    Lance Musicant          $4,510      5/7/2004    Due 12/31/04

6.    John Chris Kirch        $5,000      6/22/2004   Due 12/31/04

7.    John Chris Kirch        $2,000      6/29/2004   Due 12/31/04

All of the above persons/entities are considered related persons except Ms. Harnicher. The first three notes were paid in during our first quarter. On June 21, 2004, we exchanged all or our remaining equipment/furniture for repayment of the three notes payable to Mr. Kirch and Ms. Harnicher, in the aggregate principal amount of $22,935 with imputed interest of prime plus 2% and 15,242 shares of iMedia International, Inc. The shares currently trade on the Pink Sheets and are booked on our balance sheet at $24,388.

The three remaining notes have an imputed interest rate of prime plus 2%. Under the terms of the notes:
     .   payment is due on or before December 31, 2004;
     .   the holder has the option to convert the principal into common stock;
     . the conversion date is after December 31, 2004 but no later than April 24, 2005;
     . The conversion price shall be at a share price equal to the "bid" price of our stock on the date of conversion or, in the event we have no market for our common stock, the notes can be converted into shares of our common stock at a conversion price of $0.10 per share;
     . The holder must give notice to Java during the conversion period if he desires to convert, and absent such notice, the conversion rights expire at the expiration of the conversion period;
     . we have the right to prepay all or part of the notes but in the event we elect to prepay the notes, the holder must receive a 10 day notice from us granting the holder the election to exercise his conversion rights.

Plan of Operation for the Next 12 Months
----------------------------------------

Management intends to continue to pursue the first phase of our business plan over the next 12 months, that of establishing a coffee kiosk in Las Vegas, Nevada although management is concerned with the heavy increase in competition. For example, Starbucks(R), our main competitor, has aggressively pursued the Las Vegas coffee shop/kiosk market doubling both types of retail outlets during the past year with approximately 63 stores and 23 kiosks now open. Management also intends to reexamine the potential of the "turnkey" coffee kiosk idea and will continue to develop it, if warranted, in conjunction with establishing and maintaining relationships in the industry.

Currently, the $1,972 in cash on hand is not sufficient to fund our operations over the next 12 months management although we can sell our marketable securities to provide some cash flow. Although most of our business development is being handled by our officers/director who are not taking any compensation, we will need approximately $ 90,000 - 100,000 over the next year to continue to develop our business. This includes an estimated $1,000 plus per month associated with a lease of a kiosk space if we are able to successfully negotiate one, and the $40,000 needed to construct the kiosk. It also includes the additional expenses associated with our reporting obligations which commenced in March of 2003 and involve considerable time, energy and professional fees including legal and accounting. As an alternative to a lease and the $40,000 expense of lease improvements, we are also looking into possibly taking over an existing kiosk lease and remodeling it to meet our specifications. This would cost approximately $50,000 for the sublease and then approximately $15,000 for the remodel. The advantage would be monthly payments and the elimination of the initial construction costs.

The following is a breakdown of our principal activities in the next twelve months, as well as the anticipated funding and its source:


        Goal                          Estimated Cost       Funding Source
------------------------------------------------------------------------------
.. Continue our day to day              $ 16,000            Cash on hand;
  operations and comply with                               Cash flows from
  SEC reporting requirements                               operations, if any;
                                                           Sale of marketable
                                                           securities

.. Continue to research market          $ 10,000            Cash on hand
  and site locations as well                               or private loans;
  investigate other ideas to                               Sale of marketable
  help create a niche market                               securities
  for Java Express coffee

.. Acquire a lease on suitable          $ 12,000-$15,000    Private loan or
  property and make tenants                                sale of stock
  improvements

.. Construct kiosk                      $ 40,000            Sale of stock
      OR                                 OR
  Sublease kiosk                       $ 50,000            Monthly payments
  and remodel                                              made from advances
                                                           and cash flows from
                                                           operations

.. Acquire  equipment                                       Part of contract
  for kiosk, if needed                 $  0                w/ coffee supplier

.. Purchase inventory                   $ 2,000-$5,000      Cash on hand,
                                                           loans, stock sales

.. Begin operations; work towards       $11,000-$30,000     Stock sales, loan,
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

During the next twelve months we believe that our current cash needs can be met in one of two ways: (1) by loans from our director, officers and stockholders or other parties and (2) by private placements of our common stock. We are also pursuing alternative financing with third parties although no commitment from any party has been obtained.

In the past we have received loans from two related parties, John Chris Kirch, though Dominion World Investments and Kirch Communications, and Lance Musicant, our president. We have also received a short term loan from an unrelated party. These individuals have indicated possible willingness in the future to advance additional funds. However, there are no written agreements with these parties regarding loans or advances and they are not obligated to provide any funds. If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. We do not, however, have any commitments or specific understandings from any of the foregoing parties or from any other individual, in writing or otherwise, regarding any loans or advances or the amounts.

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

Our auditors have issued a "going concern" opinion in Note 1 of our financial statements where they have indicated that we have suffered recurring losses from operations which raises substantial doubt as to our ability to continue as a going concern. If we are unable to negotiate a lease for a coffee kiosk and/or raise sufficient additional funding to start operations, we may be forced to cease operations entirely. Management could attempt to seek an alternative business opportunity although there is no guarantee that any such search for a business alternative would be successful.

Although Management will continue to pursue its coffee business, concern over the heavy market competition has dictated that management examine other marketing techniques for our business. Management believes that without an established name such as Starbucks(R), market penetration will be even more difficult than when our coffee kiosk concept was first pursued starting in early 2002. Management intends to thoroughly re-examine the retail coffee market in the Las Vegas area and attempt to draft new ideas which might give us a market niche. In addition, although we are not actively seeking other business opportunities, if one presented itself, we would not be adverse to investigating it.

Off-balance Sheet Arrangements
------------------------------

None.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits
--------

     The following exhibits are included as part of this report:

Exhibit
Number        Title of Document
-----------------------------------------------------------------------------

10.5   Convertible Note dated May 7, 2004:   $4,510
10.6   Convertible Note dated June 7, 2004:  $2,300
10.7   Convertible Note dated June 29, 2004: $2,000
10.8   Convertible Note dated June 22, 2004: $5,000
31 Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
--------------------

The Company did not file a report on Form 8-K during the three months ended June 30, 2004.




                            SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    JAVA EXPRESS, INC.
                                    (Registrant)


                                      /s/ Lance Musicant
DATE: August 6, 2004             By:_________________________________________
                                    Lance Musicant
                                    President, Chief Executive Office, Chief
                                    Financial Officer and Director
                                    (Principal Executive & Accounting Officer)