Form 10QSB
period 2004-09-30
JAVA EXPRESS INC
filed 2004-12-06
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes [X]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2004 – 5,701,000 common shares $0.001.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

FORM 10-QSB

JAVA EXPRESS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets September 30, 2004 and March 31, 2004

Consolidated Statements of Operations for the three and Six Months Ended September 30, 2004 and 2003 and Since Inception December 14, 2001

Consolidated Statement of Cash Flows for the Six Months Ended September 30, 2004 and 2003 and Since Inception December 14, 2001

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		2 3 4 5-6 7-12 13 16
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	16 17
	Signatures	18

(Inapplicable items have been omitted)

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

The financial information set forth below with respect to our statements of operations for the three and six-month periods ended September 30, 2004 and 2003, the pro forma statements of operations for the nine-month period ended September 30, 2004 and the pro forma statements of operations for the year ended March 31, 2004 are unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

JAVA EXPRESS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
	2004	2004
ASSETS:
Current Assets:
Cash & Cash Equivalents	$122,661	$3,597
Available-for-Sale Marketable Security	30,484	-
Total Current Assets	153,145	3,597

Fixed Assets:
Equipment	16,400	38,000
Furniture & Fixtures	-	22,088
Less Accumulated Depreciation	(1,113)	(8,491)
Net Fixed Assets	15,287	51,597

Total Assets	$168,432	$55,194

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Accounts Payable	$6,559	$3,824
Related Party Note Payable	151,867	13,052
Short-Term Payable	-	10,090

Total Liabilities	158,426	26,966

Stockholders' Equity:
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
No shares issued	-	-
Common Stock, Par value $.001
Authorized 50,000,000 shares,
Issued 5,701,000 and 4,501,000 shares
at September 30, 2004 and March 31, 2004	5,701	4,501
Paid-In Capital	193,454	167,221
Accumulated Other Comprehensive Income	(7)	-
Deficit Accumulated During Development Stage	(189,142)	(143,494)

Total Stockholders' Equity	10,006	28,228

Total Liabilities and Stockholders' Equity	$168,432	$55,194

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					since
					December 14,
					2001
	For the Three Months Ended		For the Six Months Ended		Inception of
	September 30,		September 30,		Development
	2004	2003	2004	2003	Stage
Revenues:	$ -	$ -	$ -	$ -	$ -

Expenses:
General & Administrative	34,368	13,853	49,027	35,009	200,252
Operating Loss	(34,368)	(13,853)	(49,027)	(35,009)	(200,252)

Other Income (Expense):
Interest	(1,217)	-	(1,307)	-	(1,612)
Misc Income	-	2,300	-	2,300	2,300
Gain on Sale of Equipment	-	-	4,686	-	10,422

Net Income (Loss)	(35,585)	(11,553)	(45,648)	(32,709)	(189,142)

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities	6,097	-	(7)	-	(7)
Other Comprehensive Income (Loss)	6,097	-	(7)	-	(7)

Total Comprehensive Income (Loss)	$ (29,488)	$ (11,553)	$ (45,655)	$ (32,709)	$ (189,149)

Net Loss Available to Shareholders	$ (35,585)	$ (11,553)	$ (45,648)	$ (32,709)
Basic & Diluted Loss Per Shares	$ (0.01)	$ -	$ (0.01)	$ (0.01)

Weighted Average Shares	4,501,000	4,498,660	4,501,000	4,462,394

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			since
			December 14,
			2001
	For the Six Months Ended		Inception of
	September 30,		Development
	2004	2003	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(45,648)	$(32,709)	$(189,142)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation	2,650	3,807	13,831
Stock Issued for Interest on Note	-	-	98
Gain on Sale of Equipment	(4,686)	-	(10,421)
Changes in Operating Assets & Liabilities
Increase (Decrease) in Accounts Payable	1,635	536	5,459
Increase (Decrease) in Accrued Interest	1,307	-	1,514

Net Cash Used in Operating Activities	(44,742)	(28,366)	(178,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Acquisition	6,245	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	(8,425)	(19,588)
Purchase of Equipment	-	(33,800)	(50,500)

Net Cash Used by Investing Activities	6,245	(42,225)	(50,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	78,986	153,566
Capital Contributed by Shareholder	-	58	2,058
Proceeds from Note Payable	157,561	-	196,496

Net Cash Provided by Financing Activities	157,561	79,044	352,120

Net (Decrease) Increase in Cash	119,064	8,453	122,661
Cash Beginning of Period	3,597	7,724	-

Cash at End of Period	$122,661	$16,177	$122,661

JAVA EXPRESS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Continued)

(Unaudited)

Cumulative
since
December 14,
2001
	For the Six Months Ended		Inception of
	September 30,		Development
	2004	2003	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise and income taxes	$ -	$ -	$ 200

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Converted Note Payable to Common
Stock	$ -	$ -	$ 16,000

On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and  repayment of its $12,935 related note payable and $10,000 short term note payable.

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Java Express, Inc. is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

The unaudited financial statements as of September 30, 2004 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $189,000 for the period from December 14, 2001 (inception) to September 30, 2004 and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

The Company’s future capital requirements will depend on numerous factors including, but not limited to, the development and success of the Company’s business coaching operations.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

JAVA EXPRESS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern (Continued)

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on December 14, 2001. The Company’s fiscal year end is March 31.  Since December 14, 2001, the Company is in the development stage, and has not commenced planned principal operations.

On September 29, 2004, the Company entered into a plan of reorganization whereby they acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation. in exchange for 1,200,000 shares of common stock. As a result of the acquisition, the Company acquired the net assets of K-Com.

Principals of Consolidation

The consolidated financial statements include the accounts of Java Express, Inc. and its wholly owned subsidiary K-Com Business Coaching Corp.  The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.  All significant intercompany accounts and transactions have been eliminated.

Nature of Business

As a result of the September 29, 2004 acquisition of K-Com Business Coaching the Company has decided to change its direction.  The Company will now focus on its subsidiary’s activity of providing business coaching services.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

JAVA EXPRESS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JAVA EXPRESS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at September 30, 2004 and 2003.

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

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has accumulated losses since inception of approximately $189,000, and is still developing operations as of September 30, 2004.   Financing for the Company’s limited activities to date has been provided primarily by the issuance of stock.  The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management continues to develop its planned principal operations.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

NOTE 4 - COMMITMENTS

As of September 30, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the January and March 2004, a related party loaned the Company $12,935, with an imputed interest of prime plus 2 percent, due and payable June 30, 2004.  The holder of the note has the option to convert the entire amount or any portion thereof into common stock.  The note can be converted anytime after June 30, 2004 but no later than December 31, 2005 at a share price equal to the bid price or if there is no bid price, a total of 150,000 common shares. On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia.

JAVA EXPRESS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

International, Inc. with a market price of $2.00 per share and repayment of its $12,935 related note payable and $10,000 short term note payable.

As of September 30, 2004 and March 31, 2004, amounts due to related parties was $151,867 and $13,052 with an interest rate of 4% to 10%.

NOTE 6 - SHORT-TERM NOTES PAYABLE

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

NOTE 7 - INVESTMENTS

Available-for-Sale Securities

On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and  repayment of its $12,935 related note payable and $10,000 short term note payable. As of September 30, 2004, the stock had a fair market value of $30,484. An unrealized gain (loss) of $6,097 and ($7) has been record in comprehensive income for the three and six months ended September 30, 2004.

NOTE 8 - COMMON STOCK TRANSACTIONS

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

JAVA EXPRESS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

NOTE 8 - COMMON STOCK TRANSACTIONS (Continued)

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

On September 29, 2004, the Company issued 1,200,000 shares of common stock in connection with the acquisition of K-Com Business Coaching.

 ITEM 2.  Management’s Discussion and Analysis or Plan of Operation

In this report, references to "Java Express," "we," "us," and "our" refer to Java Express, Inc.

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

The Company was unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation. Management has made the decision to discontinue its efforts to establish a coffee shop business and is instead focusing on continuing and developing K-Com’s existing business coaching operations.

Our Business

Our current operations consist of providing business coaching services to emerging, developing and growing companies. Their primary services include business plan mapping, business model development, and market analysis. Our wholly owned subsidiary K-Com has an established clientele and anticipates continuing to provide their business coaching services to these and additional companies. Java does not currently have an employment agreement in place with Howard Abrams, the former principle officer and director of K-Com, but anticipates entering into an agreement whereby Mr. Abrams will continue to provide K-Com services to its clientele.

Results of Operations for the Three-Month Periods Ended September 30, 2004 and 2003

Java Express had no revenues during the three months ended September 30, 2004 or 2003.  General and administrative expenses during the period totaled $34,368 in 2004 and $13,853 in 2003. As a result, the Company experienced equal operating losses for the three months ended September 30, 2004 and 2003 of $34,368 and $13,853 respectively.

Interest expense during the three-month period ended September 30, 2004 was $1,217.  As a result, we realized a net loss of $35,585 during the three-month period ended September 30, 2004. The Company also experienced an unrealized income on available-for-sale securities of $6,097 during the period resulting in a total comprehensive loss of $29,488. The Company had other income of $2,300 during the three-month period ended September 30, 2003. As a result, we realized a net loss of $11,553 during the three-month period ended September 30, 2003.

On September 29, 2004, the Company entered into an agreement and plan of reorganization with K-Com Business Coaching (K-Com) and K-Com became a wholly owned subsidiary of Java Express. The majority of expenses during the three-month period ended September 30, 2004 and 2003 consisted of activities conducted by principal officers and included, legal, accounting and other professional fees associated with our original coffee shop business plan.

Results of Operations for the Six-Month Periods Ended September 30, 2004 and 2003

Java Express had no revenues during the six months ended September 30, 2004 or 2003.  General and administrative expenses during the period totaled $49,027 in 2004 and $35,009 in 2003. As a result, the Company experienced equal operating losses for the six months ended September 30, 2004 and 2003 of $49,027 and $35,009 respectively.

Interest expense during the six-month period ended September 30, 2004 was $1,307 and the Company experienced a $4,686 gain on the sale of equipment.  As a result, we realized a net loss of $45,648 during the six-month period ended September 30, 2004. The Company also experienced an unrealized loss on available-for-sale securities of $7 during the period resulting in a total comprehensive loss of $45,655. The Company had no other income during the six-month period ended September 30, 2003. As a result, we realized a net loss of $32,709 during the six-month period ended September 30, 2003.

On September 29, 2004, the Company entered into an agreement and plan of reorganization with K-Com Business Coaching (K-Com) and K-Com became a wholly owned subsidiary of Java Express. The majority of expenses during the six-month period ended September 30, 2004 and 2003 consisted of activities conducted by principal officers and included, legal, accounting and other professional fees associated with our original coffee shop business plan.

Liquidity and Capital Resources

At September 30, 2004, our total current assets were $153,145 and consisted of $122,661 in cash and cash equivalents and $30,484 in available-for-sale marketable securities.  Total current assets at March 31, 2004 consisted of $3,597 in cash and cash equivalents. Our fixed assets at September 30, 2004 totaled 15,287 and included $16,400 in equipment less $1,113 in accumulated depreciation. Our fixed assets at March 21, 2004 totaled 51,597 and consisted of $38,000 in equipment, $22,088 in furniture and fixtures less $8,491 in accumulated depreciation.  As a result, our total assets at September 30, 2004 were $168,432 compared to total assets of $55,194 at March 31, 2004.

Liabilities at September 30, 2004 totaled $158,426 and consisted of $6,559 in accounts payable and $151,867 in notes payable to related parties. Of the $151,867 owed to related parties, $7,113.93 is owed to our sole officer and director Lance Musicant, and $144,753.51 is owed to Shannon Kirch, a shareholder.  Liabilities at March 31, 2004 totaled $26,966 and consisted of $3,824 in accounts payable, $13,052 in notes payable to related parties and $10,090 in short-term payables to unrelated parties.

Convertible Notes

We have funded our operations in the last year through loans from both related and non-related parties as evidenced by various convertible notes:

No.	Principal Note Holder	Principal Amount	Date	Status
1.	Kirch Communications (John Chris Kirch)	$8,435	1/22/2004	Paid on 6/21/04
2.	Kirch Communications (John Chris Kirch)	$4,500	3/4/2004	Paid on 6/21/04
3.	Stephanie Harnicher	$10,000	2/2/2004	Paid on 6/21/04
4.	Lance Musicant	$2,300	6/7/2004	Due 12/31/04
5.	Lance Musicant	$4,510	5/7/2004	Due 12/31/04
6.	Lance Musicant	$50	9/17/2004	Due 12/31/04
7.	Shannon Kirch	$143,700	8/17/2004	Due 12/31/05

All of the above persons/entities are considered related persons except Stephanie Harnicher and Shannon Kirch.  The first three notes were paid during our first quarter. On June 21, 2004, we exchanged all or our remaining equipment/furniture for repayment of the first three notes payable to Mr. Kirch and Ms. Harnicher, in the aggregate principal amount of $22,935 with imputed interest of prime plus 2% and 15,242 shares of iMedia International, Inc.  The shares currently trade on the Pink Sheets and are booked on our balance sheet at $30,484.

The four remaining notes have an imputed interest rate of prime plus 2%. Under the terms of the notes:

•

payment is due on or before December 31, 2004 or December 31, 2005 for Shannon Kirch;

•

the holder has the option to convert the principal into common stock;

•

the conversion date is after December 31, 2004 but no later than

April 24, 2005 or after December 31, 2005 but before December 31, 2006 for Shannon Kirch;

•

The conversion price shall be at a share price equal to the “bid” price of our stock on the date of conversion or, in the event we have no market for our common stock, the notes can be converted into shares of our common stock at a conversion price of $0.10 per share;

•

The holder must give notice to Java during the conversion period if he or she desires to convert, and absent such notice, the conversion rights expire at the expiration of the conversion period;

•

we have the right to prepay all or part of the notes but in the even we elect to prepay the notes, the holder must receive a 10 day notice from us granting the holder the election to exercise his conversion rights.

During the next twelve months we believe that our current cash needs can be met in one of two ways: (1) by loans from our director, officers and stockholders or other parties and (2) by private placements of our common stock.

In the past, we have received loans from two related parties, John Chris Kirch, through Dominion World Investments and Kirch Communications, and Lance Musicant, our president. We have also received a short-term loan from an unrelated party.  These individuals have indicated possible willingness in the future to advance additional funds.  However, there are no written agreements with these parties regarding loans or advances and they are not obligated to provide any funds.  If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. However, we do not have any commitments or specific understandings from any of the foregoing parties or from any other individual, in writing or otherwise, regarding any loans or advances or the amounts.

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

Our auditors have issued a "going concern" opinion in Note 1 of our financial statements where they have indicated that we have suffered recurring losses from operations, which raises substantial doubt as to our ability to continue as a going concern.

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

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On September 29, 2004 the Company issued 1,200,000 shares of common stock for the 100% purchase of K-Com Business Coaching. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transaction.

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

The Company filed the following report on Form 8-K subsequent to the three months ended September 30, 2004. No other reports were filed on Form 8-K during the three months ended September 30, 2004.

Date

Form

Description

10/05/04

8-K

Completion of Acquisition or Disposition of Assets

Exhibit Number	Title	Location
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32 99.1 99.2

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

K-Com’s audited financial statements from inception August 19, 2003, to March 31, 2004

Unaudited pro forma condensed combined financial statements for the year ended March 31, 2004

Attached Attached Attached

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVA EXPRESS, INC.

(Registrant)

DATE: December 1, 2004

By: /s/Lance Musicant

Lance Musicant

President, Chief Executive Office, Chief

Financial Officer and Director

(Principal Executive & Accounting Officer)