Form 10QSB
period 2004-12-31
JAVA EXPRESS INC
filed 2005-02-14
CIK 1171838

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: December 31, 2004

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ______________to________________


                 Commission file number 000-50547


                        JAVA EXPRESS, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


                Nevada                            88-0515333
       -------------------------------   --------------------------------
       (State or other jurisdiction of   (IRS Employer Identification No.)
        incorporation or organization)


          5017 Wild Buffalo Avenue, Las Vegas, NV 89131
          ----------------------------------------------
             (Address of principal executive offices)


                          (702) 839-1098
                    --------------------------
                   (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

               APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2004 - 5,701,000 common shares $0.001.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

                           FORM 10-QSB
                        JAVA EXPRESS, INC.


                              INDEX
                                                                     Page
                  PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS ...............................3

         Consolidated Balance Sheets December 31, 2004
         and March 31, 2004............................................4

         Consolidated Statements of Operations for the
         three and nine months ended December 31, 2004
         and 2003 and Since Inception December 14, 2001................5

         Consolidated Statement of Cash Flows for the
         Nine Months Ended December 31, 2004 and 2003
         and Since Inception December 14, 2001.........................6

         Notes to Financial Statements.................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS................14

ITEM 3.  CONTROLS AND PROCEDURES......................................18



                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................18

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..18

ITEM 3.  DEFAULTS IN SENIOR SECURITIES................................18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........18

ITEM 5.  OTHER INFORMATION............................................18

ITEM 6.  EXHIBITS.....................................................18

SIGNATURES............................................................19

                  PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine-month periods ended December 31, 2004 and 2003, are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                   December 31,  March 31,
                                                   2004          2004
                                                   ------------- -------------

ASSETS:
Current Assets:
 Cash & Cash Equivalents                           $     51,181  $      3,597
 Available-for-Sale Marketable Security                  17,528             -
                                                   ------------- -------------
    Total Current Assets                                 68,709         3,597
                                                   ------------- -------------
Fixed Assets:
 Equipment                                               22,900        38,000
 Furniture & Fixtures                                         -        22,088
 Less Accumulated Depreciation                           (2,263)       (8,491)
                                                   ------------- -------------
    Net Fixed Assets                                     20,637        51,597
                                                   ------------- -------------

    Total Assets                                   $     89,346  $     55,194
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Accounts Payable                                  $      5,522  $      3,824
 Related Party Note Payable                             154,229        13,052
 Short-Term Payable                                           -        10,090
                                                   ------------- -------------

     Total Liabilities                                  159,751        26,966
                                                   ------------- -------------
Stockholders' Equity:
 Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued                                          -             -
 Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,701,000 and 4,501,000 shares
    at December 31, 2004 and March 31, 2004               5,701         4,501
  Paid-In Capital                                       193,454       167,221
 Accumulated Other Comprehensive Income                 (12,963)            -
 Deficit Accumulated During Development Stage          (256,597)     (143,494)
                                                   ------------- -------------

     Total Stockholders' Equity                         (70,405)       28,228
                                                   ------------- -------------

     Total Liabilities and Stockholders' Equity    $     89,346  $     55,194
                                                   ============= =============


The accompanying notes are an integral part of these financial statements.



                               JAVA EXPRESS, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                  Cumulative
                                                                                  Since
                                                                                  December 14,
                                                                                  2001
                           For the Three Months Ended  For the Nine Months Ended  Inception of
                                 December 31,                  December 31,       Development
                                2004         2003          2004          2003     Stage
                          ------------- ------------- ------------- ------------- -------------
Revenues:                 $     41,425  $          -  $     41,425  $          -  $     41,425
                          ------------- ------------- ------------- ------------- -------------
Expenses:
 General & Administrative       49,680        16,270        97,127        51,280       286,280
 Sales & Marketing              56,838             -        58,418             -        20,490
                          ------------- ------------- ------------- ------------- -------------
Operating Loss                 (65,093)      (16,270)     (114,120)      (51,280)     (265,345)

Other Income (Expense):
 Interest                       (2,362)            -        (3,669)            -        (3,974)
 Misc Income                         -             -             -         2,300         2,300
 Gain on Sale of Equipment           -         5,735         4,686         5,735        10,422
                          ------------- ------------- ------------- ------------- -------------

Net Income (Loss)              (67,455)      (10,535)     (113,103)      (43,245)     (256,597)

Other Comprehensive
 Income (Loss):

 Unrealized Gain (Loss)
 on Available-for-Sale
 Securities                    (12,956)            -       (12,963)            -       (12,963)
                          ------------- ------------- ------------- ------------- -------------
 Other Comprehensive
 Income (Loss)                 (12,956)            -       (12,963)            -       (12,963)
                          ------------- ------------- ------------- ------------- -------------
Total Comprehensive
 Income (Loss)            $    (80,411) $    (10,535) $   (126,066) $    (43,245) $   (269,560)
                          ============= ============= ============= ============= =============
Net Loss Available to
 Shareholders             $    (80,411) $    (10,535) $   (126,066) $    (43,245)
                          ============= ============= ============= =============
Basic & Diluted
 Loss Per Shares          $      (0.02) $          -  $      (0.03) $      (0.01)
                          ============= ============= ============= =============

Weighted Average Shares      4,501,000     4,501,000     4,501,000     4,475,631
                          ============= ============= ============= =============

   The accompanying notes are an integral part of these financial statements.




                               JAVA EXPRESS, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Cumulative
                                                                                since
                                                                                December 14,
                                                                                2001
                                                     For the Nine Months Ended  Inception of
                                                            December 31,        Development
                                                         2004          2003     Stage
                                                   -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $    (113,103) $    (43,245) $   (256,597)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
   Depreciation                                            3,800         5,958        14,981
   Stock Issued for Interest on Note                           -             -            98
   Gain on Sale of Equipment                              (4,686)       (5,735)      (10,421)
Changes in Operating Assets & Liabilities
   (Increase) Decrease in Inventory                            -        (3,000)            -
   Increase (Decrease) in Accounts Payable                 1,698          (714)        5,522
   Increase (Decrease) in Accrued Interest                 3,669             -         3,876
                                                   -------------- ------------- -------------

   Net Cash Used in Operating Activities                (108,622)      (46,736)     (242,541)
                                                   -------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Acquisition                               6,245             -         6,245
Proceeds from Sale of Equipment                                -        13,045        13,045
Purchase of Furniture & Fixtures                               -        (8,425)      (19,588)
Purchase of Equipment                                          -       (33,800)      (50,500)
                                                   -------------- ------------- -------------

   Net Cash Used by Investing Activities                   6,245       (29,180)      (50,798)
                                                   -------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock                             -        78,987       153,566
Capital Contributed by Shareholder                             -            58         2,058
Proceeds from Note Payable                               149,961             -       188,896
                                                   -------------- ------------- -------------

Net Cash Provided by Financing Activities                149,961        79,045       344,520
                                                   -------------- ------------- -------------

   Net (Decrease) Increase in Cash                        47,584         3,129        51,181
   Cash Beginning of Period                                3,597         7,724             -
                                                   -------------- ------------- -------------

Cash at End of Period                              $      51,181  $     10,853  $     51,181
                                                   ============== ============= =============



                                      -6-

                               JAVA EXPRESS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Continued)
                                  (Unaudited)




                                                                                Cumulative
                                                                                since
                                                                                December 14,
                                                                                2001
                                                     For the Nine Months Ended  Inception of
                                                            December 31,        Development
                                                         2004          2003     Stage
                                                   -------------- ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                         $           -  $          -  $          -
  Franchise and income taxes                       $           -  $          -  $        200


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Converted Note Payable to Common Stock             $           -  $          -  $     16,000


On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and  repayment of its $12,935 related note payable and $10,000 short term note payable.








   The accompanying notes are an integral part of these financial statements.


                                      -7-




                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

      This summary of accounting policies for Java Express, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting
-----------------

      The unaudited financial statements as of December 31, 2004 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern
--------------------------------------

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $257,000 for the period from December 14, 2001 (inception) to December 31, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

      The Company's future capital requirements will depend on numerous factors including, but not limited to, the development and success of the Company's business coaching operations.

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
(Continued)

Nature of Operations and Going Concern (Continued)
--------------------------------------------------

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

Principals of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Java Express, Inc. and its wholly owned subsidiary K-Com Business Coaching Corp. The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

Nature of Business
------------------

     As a result of the September 29, 2004 acquisition of K-Com Business Coaching the Company has decided to change its direction. The Company will now focus on its subsidiary's activity of providing business coaching services.

Cash and Cash Equivalents
-------------------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Revenue Recognition
-------------------

     Revenue is recognized as services are performed.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
(Continued)

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

Property and Equipment
----------------------

      Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 to 7 years.

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

Loss per Share
--------------

      Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2004 and 2003.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 2 - INCOME TAXES
---------------------

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

NOTE 3 - DEVELOPMENT STAGE COMPANY
-----------------------------------

     The Company has accumulated losses since inception of approximately $257,000, and is still developing operations as of December 31, 2004. Financing for the Company=s limited activities to date has been provided primarily by the issuance of stock. The Company=s ability to achieve a level of profitable operations and/or additional financing impacts the Company=s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

NOTE 4 - COMMITMENTS
--------------------

     As of December 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

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

     As of December 31, 2004 and March 31, 2004, amounts due to related parties was $154,229 and $13,052 with an interest rate of 4% to 10%.



                               -11

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 6 - SHORT-TERM NOTES PAYABLE
---------------------------------

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

NOTE 7 - INVESTMENTS
--------------------

Available-for-Sale Securities
-----------------------------

     On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and repayment of its $12,935 related note payable and $10,000 short term note payable. As of December 31, 2004, the stock had a fair market value of $17,528. An unrealized gain (loss) of ($12,956) and ($12,963) has been record in comprehensive income for the three and nine months ended December 31, 2004.

NOTE 8 - COMMON STOCK TRANSACTIONS
----------------------------------

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

NOTE 8 - COMMON STOCK TRANSACTIONS (Continued)
----------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report, references to "Java Express," "we," "us," and "our" refer to Java Express, Inc.

Safe Harbor for Forward-Looking Statements
------------------------------------------

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

General
-------

Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. Java was unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation. Management has made the decision to discontinue its efforts to establish a coffee shop business and is instead focusing on continuing and developing K-Com's existing business coaching operations.

Our Business
------------

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

Results of Operations for the Three-Month Period Ended December 31, 2004/2003
-----------------------------------------------------------------------------

Java Express had no revenues during the three months ended December 31, 2003 whereas we had $41,425 in revenues for that same quarter in 2004. This is due revenues generated by our newly acquired subsidiary K-Com Business Coaching Corp. General and administrative expenses during the December 31 three month period totaled $49,680 in 2004 and $16,270 in 2003. We also had sales and marketing expenses of $56,838 with no such expense in that period of 2003. Again the increased expenses in 2004 are a result of our recent acquisition of
K-Com operations.   As a result, we experienced operating losses for the three months ended December 31, 2004 of $65,093 compared to $16,270 for the corresponding three month period in 2003.

Interest expense during the three-month period ended December 31, 2004 was $2,362. As a result, we realized a net loss of $67,455 during that period. During the same quarter in 2003 we experienced a gain on a sale of equipment of $5,735 for a net loss of $10,535. We also experienced an unrealized loss of $12,956 on available-for-sale securities during the three months ended December 31, 2004 resulting in a total comprehensive loss of $80,411. During the three-month period ended December 31, 2003, we had a net loss of $10,535.

On September 29, 2004, we entered into an agreement and plan of reorganization with K-Com Business Coaching (K-Com) and K-Com became a wholly owned subsidiary of Java Express. The majority of expenses during the three-month period ended December 31, 2003 consisted of activities conducted by principal officers and included, legal, accounting and other professional fees associated with our original coffee shop business plan with no revenues from operations. During the three month period ended December 31, 2004, the majority of our expenses were associated with our newly acquired business operations and consisted mainly of professional fees and other general and administrative costs plus marketing expenses of $56,838 which we did not incur in the prior year.

Results of Operations for the Nine-Month Periods Ended December 31, 2004/2003
-----------------------------------------------------------------------------

Java Express had no revenues during the nine months ended December 31, 2003 and revenues during our nine months ended December 31, 2004 of $41,425 all realized during the third quarter. General and administrative expenses during the period totaled $97,127 in 2004 and $51,280 in 2003. We also incurred marketing expenses during the 2004 nine month period of $58,418, again all incurred during our third quarter. As a result, we experienced operating losses for the nine months ended December 31, 2004 and 2003 of $114,120 and $51,280 respectively. Again both the revenues from operations and the increased expenses experienced during our nine months ended December 31, 2004 are a result of the newly acquired operations of K-com at the end of September, 2004.

Interest expense during the nine-month period ended December 31, 2004 was $3,669 and we also experienced a $4,686 gain on the sale of equipment. As a result, we had a net loss of $113,103 during the nine-month period ended December 31, 2004. We also experienced an unrealized loss on available-for-sale securities of $12,964 during the period resulting in a total comprehensive loss of $126,066 during the nine months ended December 31, 2004. We had miscellaneous income during the nine-month period ended December 31, 2003 and a gain on the sale of equipment of $5,735 associated with our former coffee business operations. As a result, we had a net loss of $ 43,245 during the nine-month period ended December 31, 2003.

On September 29, 2004, the we entered into an agreement and plan of reorganization with K-Com Business Coaching (K-Com) and K-Com became a wholly owned subsidiary of Java Express. The majority of expenses during the nine-month period ended December 31, 2003 consisted of activities conducted by principal officers and included, legal, accounting and other professional fees associated with our original coffee shop business plan; during the comparative period of 2004, our expenses mostly consisted of professional fees and other general and administrative costs plus $58,418 in marketing expenses associated with our newly acquired business operations.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, our total current assets were $68,709 and consisted of $51,181 in cash and cash equivalents and $17,528 in available-for-sale marketable securities. Total current assets at March 31, 2004 consisted of $3,597 in cash and cash equivalents. Our fixed assets at December 31, 2004 totaled $20,637 and included $22,900 in equipment less $2,263 in accumulated depreciation. Our fixed assets at March 31, 2004 totaled $51,597 and consisted of $38,000 in equipment, $22,088 in furniture and fixtures less $8,491 in accumulated depreciation. As a result, our total assets at December 31, 2004 were $89,346 compared to total assets of $55,194 at March 31, 2004.

Liabilities at December 31, 2004 totaled $159,751 and consisted of $5,522 in accounts payable and $154,229 in notes payable. Of the $154,229 owed, $7,293.26 is owed to our sole officer and director Lance Musicant, and $146,935.69 is owed to Shannon Kirch, a shareholder. Liabilities at March 31, 2004 totaled $26,966 and consisted of $3,824 in accounts payable, $13,052 in notes payable to related parties and $10,090 in short-term payables to unrelated parties.

Acquisition of Subsidiary through Issuance of Common Stock
----------------------------------------------------------

We funded the acquisition of our subsidiary through the issuance of common stock. On September 29, 2004 the Company issued 1,200,000 shares of common stock for the 100% purchase of K-Com Business Coaching. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transaction.

Convertible Notes
------------------

We have also funded operations in the last year through loans from both related and non-related parties as evidenced by various convertible notes:

                                 Principal
No. Principal Note Holder        Amount      Date        Status
---------------------------------------------------------------------------

1.  Kirch Communications
     (John Chris Kirch)          $  8,435     1/22/2004   Paid on 6/21/04
2.  Kirch Communications
     (John Chris Kirch)          $  4,500      3/4/2004   Paid on 6/21/04
3.  Stephanie Harnicher          $ 10,000      2/2/2004   Paid on 6/21/04
4.  Lance Musicant               $  4,510      5/7/2004   Due 12/31/04
5.  Lance Musicant               $  2,300      6/7/2004   Due 12/31/04
6.  John Chris Kirch             $  5,000     6/22/2004   Paid on 9/29/04
7.  John Chris Kirch             $  2,000     6/29/2004   Paid on 9/29/04
8.  Shannon Kirch                $143,700     8/17/2004   Due 12/31/05
9.  Lance Musicant               $     50     9/17/2004   Due 12/31/04

All of the above persons/entities are considered related persons except Stephanie Harnicher. The first three notes were paid during our first quarter. On June 21, 2004, we exchanged all or our remaining equipment/furniture for repayment of the first three notes payable to Mr. Kirch and Ms. Harnicher, in the aggregate principal amount of $22,935 with imputed interest of prime plus 2% and 15,242 shares of iMedia International, Inc. The shares currently trade on the Pink Sheets and are booked on our balance sheet at $17,528. Convertible Notes 6 and 7 were considered paid in full as part of the acquisition transaction.

The four remaining notes have an imputed interest rate of prime plus 2%. Under the terms of the notes:

.. payment is due on or before December 31, 2004 or December 31, 2005 for Shannon Kirch;

..  the holder has the option to convert the principal into common stock;

.. the conversion date is after December 31, 2004 but no later than April 24, 2005 or after December 31, 2005 but before December 31, 2006 for Shannon Kirch;

.. The conversion price shall be at a share price equal to the "bid" price of our stock on the date of conversion or, in the event we have no market for our common stock, the notes can be converted into shares of our common stock at a conversion price of $0.10 per share;

.. The holder must give notice to Java during the conversion period if he or she desires to convert, and absent such notice, the conversion rights expire at the expiration of the conversion period;

.. we have the right to prepay all or part of the notes but in the even we elect to prepay the notes, the holder must receive a 10 day notice from us granting the holder the election to exercise his conversion rights.

Our three notes to Lance Musicant are past due.


Plan of Operation for the Next 12 Months
-----------------------------------------

Although we anticipate revenues from our newly acquired operations will provide some cash flow, we continue to operate at a loss. We will likely require additional financing to fund our operations on an ongoing basis and to develop our business coaching business.

During the next twelve months we believe that our current cash needs can be met in one of three ways: (1) by loans from our director, officers and stockholders or other parties, (2) by private placements of our common stock and (3) through alternative financing from third parties. In the past, we have received loans from both related and non-related parties. Some of these parties have indicated possible willingness in the future to advance additional funds. However, there are no written agreements with these parties regarding loans or advances and they are not obligated to provide any funds. If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. However, we do not have any commitments or specific understandings from any of the foregoing parties or from any other individual, in writing or otherwise, regarding any loans or advances or the amounts.

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


                    PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

Exhibit
Number                Title
----------------------------------------------------------------------------

 2.1 Agreement and Plan of Reorganization dated September 29, 2004 between Java Express, Inc. And K-Com Business Coaching Corp. (1)
 3.1   Articles of Incorporation as amended (2)
 3.2   Bylaws (2)
10.1   Convertible Note dated 01/22/04: $8,435 (3)
10.2   Convertible Note dated 02/02/04: $10,000 (3)
10.3   Convertible Note dated 03/04/04: $4,500 (3)
10.4   Agreement re: purchase of equipment with notes and stock (3)
10.5   Convertible Note dated May 7, 2004:   $4,510 (4)

10.6   Convertible Note dated June 7, 2004:  $2,300 (4)
10.7   Convertible Note dated June 29, 2004: $2,000 (4)
10.8   Convertible Note dated June 22, 2004: $5,000 (4)
10.9   Convertible Note dated August 17, 2004: $143,700
31 Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Filed as Exhibit 2.0 to Form 8-K filed with the Securities and Exchange Commission on October 5, 2004
(2)    Filed with our initial Form 10SB Registration Statement on January 12,
       2004.
(3)    Filed with our Form 10-KSB for March 31, 2004 on July 14, 2004.
(4)    Filed with Form 10QSB for June 30, 2004 on August 9, 2004.



                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            JAVA EXPRESS, INC.
                                            (Registrant)


DATE: February 12,  2004                By: /s/Lance Musicant
                                            ---------------------------------
                                            Lance Musicant
                                            Chief Executive and Financial
                                            Officer