Form 10KSB
period 2005-03-31
JAVA EXPRESS INC
filed 2005-06-28
CIK 1171838

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended MARCH 31, 2005

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

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $ 80,813

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have an active trading market.

As of June 23, 2005 the registrant had 5,701,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................6
Item 3.  Legal Proceedings..................................................6
Item 4.  Submission of Matters to a Vote of Security Holders................6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Issuer Purchase of Securities......................................6
Item 6.  Management's Discussion and Analysis or Plan of Operation..........7
Item 7.  Financial Statements..............................................11
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................27
Item 8A. Controls and Procedures...........................................27
Item 8B. Other Information.................................................27

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................27
Item 10. Executive Compensation............................................29
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................29
Item 12. Certain Relationships and Related Transactions....................31
Item 13. Exhibits..........................................................33
Item 14. Principal Accountant Fees and Services............................34
Signatures.................................................................35




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

Java was unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation. Management made the decision to discontinue its efforts to establish a coffee shop business and is now focusing on continuing and developing K-Com's existing business coaching operations.

Our Business
------------

Our business is conducted by our recently acquired operating subsidiary, K-Com Business Coaching Corp.("K-COM"). We offer business consulting and coaching services to small businesses which includes:
     .  writing business plans
     .  bookkeeping services
     .  on-going consulting and coaching services such as
              -  building and increasing organizational effectiveness
              -  developing and implementing marketing ideas
              -  long and short term strategic planning

We primarily market our services in Nevada, Utah, and Southern California.

      Our product/service
      -------------------

We provide our business consulting and coaching to small business; our service is both "in-depth" and customized to the individual needs of our clients. We focus mainly on three areas: (1) writing business plans; (2) ongoing consulting services which include building and increasing organizational effectiveness, developing and implementing marketing ideas, and strategic planning, and (3) bookkeeping services. With each client, we try to target key areas that are common problem areas for most small businesses related to business development. Clients are led through a thorough process that gives the management team an opportunity to not only describe what is currently done within the company, but it also describes the company's mission and focus both now and for the future. In addition, because we cater to smaller businesses, we are able to provide in-depth, customized services in this process. A more specific breakdown of our services includes:

      (1) Business Plan Writing - We offer small companies specially tailored, professionally written business development plans. We provide guidance and suggestions to businesses thereby allowing their management team to focus on the goals of the particular business, both present and future. Through the process of developing a business plan, we assist our clients in evaluating their options and in choosing a course of action. We also help our clients in implementing their business plan. A well-written business plan is essential for the following reasons:

      o it helps clients clarify, focus and research their business development and prospects;
      o it provides a considered and logical three-to-five year framework to develop and pursue business strategies; and
      o it offers a benchmark against which actual performance can be measured and evaluated.

      Since each business is unique, we must provide a tailored business plan to achieve desired results. Through our structured, business plan strength and weakness analysis we can give a business valuable focus. We begin most business plans with a conservative, time-tested structure, then customize the final product to suit the individual client's business and goals. We strive to make each business plan a realistic account of the expectations and long-term objectives of the particular client, whether the client is an established business or a new venture.

      (2) Consulting and Coaching Services - We also provide ongoing consulting services. Because the writing of a sound business plan is merely the first step to achieving a company's goals, we try to facilitate and foster the implementation of the ideas which are generated during the writing of the business plan. We provide our clients with an "outside view" of their operations. This perspective provides them with an unbiased opinion about their business and how they can change existing structures to improve their overall efficiency and bottom line.

      The following is a partial list of topics that we typically address upon request:

      o    Relationship building and network development
      o    Multi-dimensional marketing issues
      o    Company expansion efforts
      o    Setting company goals
      o    Short and long term strategic planning

      (3) Bookkeeping services - We have also found that there are small companies which do not want to be bothered with the responsibility of maintaining their own books because they do not have the staff or the desire to hire the staff to perform the work. We also offer our clients daily accounting services, if needed through affiliate companies. This allows professionals to concentrate on what they do best without worrying whether they have made the correct accounting entries.

     Our market
     ----------

We primarily market our services to small businesses in Utah, Nevada and California which we believe can benefit from our knowledge of the day-to-day requirements of operating a business. We also believe there are not only certain small business entrepreneurs looking for assistance in strategic planning but that financial institutions that fund small businesses are looking for management that has conducted solid strategic planning as well as businesses which know how to manage their resources. We believe a well-written business plan demonstrates a company's ability to plan and implement a sound growth strategy, paving the way for that business to raise the necessary funds to grow and operate successfully.

We promote our services and attract businesses through client referrals and small marketing campaigns which include:

     o strategic alliances and relationship building with small law firms, accounting offices and business brokers;
     o    direct response print advertisements;
     o    advertising by banners, affiliated marketing and direct mail; and
     o    presence at industry trade shows.

     Distribution Methods
     --------------------

Our clients are serviced through telephone, internet and on-site.


     Competitive business conditions and our methods of competition
     --------------------------------------------------------------

The market for business consulting services is highly competitive. Many of our competitors have greater financial resources than we have enabling them to finance acquisition and development opportunities, pay higher prices for the same opportunities, or develop and support their own operations. In addition, these larger, more experienced firms can offer bundled, valued added or additional services we do not provide. They also have greater name recognition and often have the luxury of sacrificing profitability in order to capture a greater portion of the market.

In order to be competitive we must offer a wide range of quality services at a reasonable cost. The constantly changing modern business environment demands an evolving range of strategic and operating options for small businesses to stay responsive and competitive. In response, in order for us to stay competitive we believe we must be able to:
     .   formulate and implement new strategies and tactics for our clients;
     .   develop ancillary products and services;
     .   engage in effective target marketing programs; and
     . effectively target our niche market of small and medium development companies

Our competitors mostly include accounting firms especially the larger, nationally known firms such as Deloitte Touche and Tohmatsu, KPMG and Accenture. There are also small local firms which offer similar services mostly in their local geographic areas; we do not compete directly with any small local firms in the locales in which we currently render/market our service. Once we develop our web site, we will compete with many internet based competitors. Developing a web site may not help us to compete.

     Dependence on one or more major customers
     -----------------------------------------

We have one major client and therefore we are entirely dependent on that client for our revenues at this time. We are, however, currently developing 6 new clients.

     Patents, trademarks, license, franchises, concessions, royalty agreements
     -------------------------------------------------------------------------

None.

     Need for government approval
     ----------------------------

There are no special federal, state or local laws regulating the proposed type of general business retailing that we plan to engage in and there are no special licenses or permits required other than a general business license.

     Effects of existing regulations
     -------------------------------

Other than maintaining the good standing of our corporation, complying with applicable local business licensing requirements, preparing our periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and complying with other applicable securities laws, rules and regulations as set forth above, we do not believe that existing or probable governmental regulations will have a material effect on our operations. We are not aware of any new proposed probable governmental regulations that will have a material effect on our proposed operations.

     Cost and effect of compliance with environmental laws
     -----------------------------------------------------

There are no environmental laws that materially impact our business.

     Research and development expenses
     ---------------------------------

During the past two years we spent -0- on research and development.

     Employees
     ---------

We have no employees at this time other than our sole director/officer, Lance Musicant, who currently perform administrative services on a part time basis; and, Mr. Howard Abrams who currently provides the business coaching services. Howard Abrams conducts our coaching services and spends whatever time is necessary to service our clients and to conduct marketing. We currently do not have an employment agreement with Mr. Abrams.

     Expansion plans
     ---------------

Once we have developed additional clients we will expand our operations by adding staff and increasing our market presence. We also intend to install additional computers, launch a web site and lease office space.


ITEM 2: DESCRIPTION OF PROPERTY

Java Express has no properties and at this time and has no agreements to acquire any properties. Currently, we utilize office space in the home of our president, Lance Musicant for administrative services. Our consulting service operations are currently conducted out of office space in the home of Howard Abrams who is an officer and director of K-COM, our wholly owned subsidiary.


ITEM 3: LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended March 31, 2005.


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF SECURITIES

OTC Bulletin Board Listing
--------------------------

On March 21, 2005, our shares were cleared for trading on the NASD Over-the-Counter Bulletin Board (OTCBB) under the symbol "JVEX"; as of our fiscal year ended March 31, 2005, no trades had yet occurred. There is no guarantee that an active trading market will develop.

Holders
-------

We currently have 43 shareholders.

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

Recent Sales of Unregistered Securities
---------------------------------------
During the period covered by this report, there were no unregistered securities sold by us that were not reported on either a Form 10-QSB or Form 8K Current Report during the prescribed period for reporting the same.

Issuer Purchase of Securities
-----------------------------

None.

Securities Authorized for Issuance Under Equity Compensation Plans.
-------------------------------------------------------------------

None.


ITEM 6: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Results of Operations
---------------------

We had no revenues during the year ended March 31, 2004 whereas we had $80,813 in revenues for our fiscal year ended March 31, 2005; approximately $38,000 of those revenues were during our fourth quarter. These revenues were generated by our newly acquired subsidiary, K-COM, which was acquired on September 29, 2004. General and administrative expenses during our March 2004 year ended totaled $79,589 with no marketing costs; our general and administrative expense were all associated with the development of our coffee kiosk business which was abandoned in late 2004. This year we had general and administrative expenses of $139,235 and marketing costs associated with K-COM of $82,257 (of which $25,419 occurred during our fourth quarter) for total operating expenses of $221,492. Our net operating losses for March 31, 2005 were $140,679 compared to $79,589 at March 31, 2004. Increased general and administrative expenses included the legal and accounting costs associated with reporting requirements under the 1934 Act. We also experienced increased operating expenses as a direct result of the acquisition of K-COM.

Other expenses during our fiscal year ended March 31, 2005 include an interest expenses of $6,063 and a loss on the sale of investments of $23,019 slightly offset by a gain on the sale of coffee equipment. Comparably, in our year ended March 31, 2004, we had only a $207 interest expense which was offset by some miscellaneous income and a gain on the sale of equipment of $5,735. The increase in interest expense between the two years was a result of interest on various notes due and payable including the notes due our president which were past due on December 31, 2004. The loss on investments in the recent fiscal year was a result the satisfaction of the principal ($6,860) on three notes past due and payable to our president which were satisfied with available-for-sale securities. We took a write-down from the initial market value of the securities to the amount of the notes aggregate value on the date of the satisfaction. We had a total net loss during our March 31, 2005 year end of $168,942 compared to $71,761 for the prior year.

Liquidity and Capital Resources
-------------------------------

At March 31, 2005, our total current assets were $30,915 and consisted of cash and cash equivalents. Total current assets at March 31, 2004 consisted of $3,597 cash and cash equivalents. Our fixed assets at March 31, 2005 totaled $14,525 and included $17,900 furniture and equipment less $3,375 in accumulated depreciation. Our fixed assets at March 31, 2004 totaled $51,597 and consisted of $38,000 in equipment, $22,088 in furniture and fixtures less $8,491 in accumulated depreciation. Our total assets at March 31, 2005 were $45,440.

Liabilities at March 31, 2005 totaled $154,175 and consisted of $5,024 in accounts payable and a $149,151 convertible note payable owed to Shannon Kirch, a shareholder and related party. Liabilities at March 31, 2004 totaled $26,966 and consisted of $3,824 in accounts payable, $13,052 in notes payable to related parties and $10,090 in short-term payables to unrelated parties.

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

Convertible Notes
-----------------

We have also funded operations in the last year through loans from both related and non-related parties as evidenced by various convertible notes:

                                 Principal
No. Principal Note Holder        Amount      Date        Status
------------------------------------------------------------------------------
1.  Kirch Communications
     (John Chris Kirch)          $  8,435     1/22/2004   Paid on 6/21/04
2.  Kirch Communications
     (John Chris Kirch)          $  4,500      3/4/2004   Paid on 6/21/04
3.  Stephanie Harnicher          $ 10,000      2/2/2004   Paid on 6/21/04
4.  Lance Musicant               $  4,510      5/7/2004   Paid on 3/28/05
5.  Lance Musicant               $  2,300      6/7/2004   Paid on 3/28/05
6.  John Chris Kirch             $  5,000     6/22/2004   Paid on 9/29/04
7.  John Chris Kirch             $  2,000     6/29/2004   Paid on 9/29/04
8.  Shannon Kirch                $143,700     8/17/2004   Due 12/31/05
9.  Lance Musicant               $     50     9/17/2004   Paid on 3/28/05

All of the above persons/entities are considered related persons except Stephanie Harnicher. The first three notes were paid during our first quarter. On June 21, 2004, we exchanged all or our remaining coffee equipment and furniture for repayment of the first three notes payable to Mr. Kirch and Ms. Harnicher, in the aggregate principal amount of $22,935 with imputed interest of prime plus 2% and 15,242 shares of iMedia International, Inc. These shares were used in March of this year to satisfy three other notes (due our president, Lance Musicant) in the aggregate principal amount of $6,860 with imputed interest at the time of the transaction of 10%. The value of the securities at the time of the transaction was $11,000. Convertible Notes 6 and 7 were considered paid in full as part of the acquisition transaction.

The one remaining note, payable to Shannon Kirch has an imputed interest rate of 6%. Under the terms of the notes:

..  payment is due on or before December 31, 2005;
..  the holder has the option to convert the principal into common stock;
..  the conversion date is after December 31, 2005 but no later than
   December 31, 2006;
.. The conversion price shall be at a share price equal to the "bid" price of our stock on the date of conversion or, in the event we have no market for our common stock, the note can be converted into shares of our common stock at a conversion price of $0.10 per share;
.. The holder must give notice to Java during the conversion period if she desires to convert, and absent such notice, the conversion rights expire at the expiration of the conversion period;
.. we have the right to prepay all or part of the note but in the event we elect to prepay the note, Ms. Kirch must receive a 10 day notice from us granting her the election to exercise her conversion rights.

Plan of Operation for the Next 12 Months
----------------------------------------

Although we anticipate revenues from our newly acquired operations will provide some cash flow, we continue to operate at a loss. We will likely require additional financing to fund our operations on an ongoing basis and to develop our business coaching business.

During the next twelve months we believe that our current cash needs can be met in one or more of the following: (1) cash flows from operations, (2) loans from our director, officers and stockholders or other parties, (3) private placements of our common stock, and (4) through alternative financing from third parties. In the past, we have received loans from both related and non-related parties. Some of these parties have indicated possible willingness in the future to advance additional funds. However, there are no written agreements with these parties regarding loans or advances and they are not obligated to provide any funds. If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. However, we do not have any commitments or specific understandings from any of the foregoing parties or from any other individual, in writing or otherwise, regarding any loans or advances or the amounts.

Management also anticipates that additional capital may be provided by private placements of our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock. At this time, we have no commitments from anyone for financing of any type.

Our auditors have issued a "going concern" opinion in Note 1 of our financial statements where they have indicated that we have suffered recurring losses from operations, which raises substantial doubt as to our ability to continue as a going concern.

Off Balance Sheet Arrangements
------------------------------

None.

Trends and Uncertainties
------------------------

Our prospects must be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early stage of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, we must, among other things, maintain existing relationships with those businesses which provide us with potential clients, that is small law offices, accounting offices and business brokers; implement and successfully execute our business and marketing strategy; continue to develop and upgrade our services in response to evolving business demands; provide quality customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance we will be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition, and results of operations. Our current and future expense levels are based on our planned operations and estimates of future revenues.

In view of the rapidly changing nature of the business needs of the small business we target as well as the overall national economy, we are unable to accurately forecast revenues nor can we be certain we will be able to capture any substantial portion of our target market. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.

Some of the following conditions could have a material impact on our short or long-term liquidity:

     . general risks associated with providing consulting services to small business

     .  any failure to obtain additional working capital when needed

     . loss of key personnel and dependence on one individual to generate business

     . dependence on favorable business climate for small and start-up enterprises to provide and ongoing demand for our services

     .  lack of market acceptance of our services

     . inability to compete in the intensely competitive nature of business consulting

     . an inability to forecast trends or provide our clients with successful business plans

     . the ability to attract and retain qualified and effective personnel, and

     .  management of the our growth in an effective manner.

Furthermore, we have the following immediate and specific risks:

     . our revenues currently depend upon one major customer and if we fail to satisfy this client, or if this client should fail in its own business enterprises, we would face immediate lack of cash flows.

     . we depend on one individual to conduct our operations and we do not have an employment agreement with him.

ITEM 7: FINANCIAL STATEMENTS

Our audited financial statements for March 31, 2005 follow.






                        JAVA EXPRESS, INC.
                  (A Development Stage Company)

                               -:-

                   INDEPENDENT AUDITOR'S REPORT

                     MARCH 31, 2005 AND 2004






                             CONTENTS


                                                                        Page
                                                                       ------

Independent Auditor's Report............................................F - 1

Balance Sheet
  March 31, 2005 and 2004...............................................F - 2

Statements of Operations for the
  Years Ending March 31, 2005 and 2004 and the Cumulative
  Period December 14, 2001 (inception) to March 31, 2005................F - 3

Statement of Stockholders' Equity
  Since December 14, 2001 (inception) to March 31, 2005.................F - 4

Statements of Cash Flows for the
  Year Ending March 31, 2005 and 2004 and the Cumulative
  Period December 14, 2001 (inception) to March 31, 2005................F - 6

Notes to Financial Statements...........................................F - 8

                   INDEPENDENT AUDITOR'S REPORT

Java Express, Inc.
(A Development Stage Company)

 We have audited the accompanying balance sheet of Java Express, Inc. (a development stage company) as of March 31, 2005 and 2004, and the related statements of operations and cash flows for the years ended March 31, 2005 and 2004 and the cumulative since December 14, 2001 (inception) to March 31, 2005, and the statement of stockholders' equity since December 14, 2001 (inception) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Java Express, Inc. (a development stage company) as of March 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended March 31, 2005 and 2004 and the cumulative since December 14, 2001 (inception) to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

                              Respectfully submitted,


                               /s/ Robison, Hill & Co.
                              -------------------------------
                              Certified Public Accountants

Salt Lake City, Utah
June 23, 2005

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS




                                                          March 31,
                                                     2005           2004
                                                -------------- --------------
ASSETS:
Current Assets:
 Cash & Cash Equivalents                        $      30,915  $       3,597
                                                -------------- --------------
Fixed Assets:
 Equipment                                              9,800         38,000
 Furniture & Fixtures                                   8,100         22,088
 Less Accumulated Depreciation                         (3,375)        (8,491)
                                                -------------- --------------
   Net Fixed Assets                                    14,525         51,597
                                                -------------- --------------

   Total Assets                                 $      45,440  $      55,194
                                                ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Accounts Payable                               $       5,024  $       3,824
 Related Party Note Payable                           149,151         13,052
 Short-Term Payable                                         -         10,090
                                                -------------- --------------
   Total Liabilities                                  154,175         26,966
                                                -------------- --------------
Stockholders' Equity:
 Preferred Stock, Par value $.001
   Authorized 10,000,000 shares
   No shares issued at March 31,
   2005 and 2004                                            -              -
 Common Stock, Par value $.001
   Authorized 50,000,000 shares,
   Issued 5,701,000 and 4,501,000
   shares at March 31, 2005 and 2004                    5,701          4,501
 Paid-In Capital                                      197,900        167,221
 Deficit Accumulated During Development Stage        (312,336)      (143,494)
                                                -------------- --------------
   Total Stockholders' Equity                        (108,735)        28,228
                                                -------------- --------------

   Total Liabilities and Stockholders' Equity   $      45,440  $      55,194
                                                ============== ==============





The accompanying notes are an integral part of these financial statements.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS

                                                                 Cumulative
                                                                 since
                                                                 December 14,
                                                                 2001
                                       For the Year Ended        Inception of
                                              March 31,          Development
                                         2005           2004     Stage
                                     ------------- ------------- -------------
Revenues:                            $     80,813  $          -  $     80,813
                                     ------------- ------------- -------------
Operating Expenses:
  Sales & Marketing                        82,257             -        82,257
  General & Administrative                139,235        79,589       290,459
                                     ------------- ------------- -------------

Total Operating Expenses                  221,492        79,589       372,716

Operating Loss                           (140,679)      (79,589)     (291,903)

Other Income (Expense):
  Interest                                 (6,063)         (207)       (6,368)
  Misc Income                                   -         2,300         2,300
  Loss on Sale of Investments             (23,019)            -       (23,019)
  Gain on Sale of Equipment                 1,019         5,735         6,754
                                     ------------- ------------- -------------

Loss Before Income Taxes                 (168,742)      (71,761)     (312,236)
  Income Taxes                               (100)            -          (100)
                                     ------------- ------------- -------------

    Net Loss                         $   (168,842) $    (71,761) $   (312,336)
                                     ============= ============= =============

Basic & Diluted loss per share       $      (0.03) $      (0.02)
                                     ============= =============

Weighted Average Shares                 5,401,000     4,482,319
                                     ============= =============



The accompanying notes are an integral part of these financial statements.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
      SINCE DECEMBER 14, 2001 (INCEPTION) TO MARCH 31, 2005

                                                                  Deficit
                                                                  Accumulated
                                                                  Since
                                                                  December 14,
                                                                  2001
                                                                  Inception of
                                    Common Stock       Paid-In    Development
                                Shares     Par Value   Capital    Stage
                             -------------- ---------- ---------- ------------
December 14, 2001 (inception)            -  $       -  $       -  $         -

December 15, 2001, Common
 Stock Issued for Cash           2,000,000      2,000     21,108            -

March 25, 2002, Common
 Stock Issued for Cash           2,000,000      2,000     27,971            -

Net Loss                                 -          -          -      (14,579)
                             -------------- ---------- ---------- ------------

Balance at March 31, 2002        4,000,000      4,000     49,079      (14,579)

July 9, 2002, Common Stock
 Issued for Conversion of Note     300,000        300     15,798            -

December 31, 2002, Common
 Stock Issued for Cash              30,000         30     14,970            -

February 15, 2003, Common
 Stock Issued for Cash             13,000         13      6,487            -

Capital Contributed by
 Shareholder                             -          -      2,000            -

Net Loss                                 -          -          -      (57,154)
                             -------------- ---------- ---------- ------------

Balance at March 31, 2003        4,343,000       4,343    88,334      (71,733)
                             -------------- ---------- ---------- ------------

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
      SINCE DECEMBER 14, 2001 (INCEPTION) TO MARCH 31, 2005
                           (Continued)

                                                                  Deficit
                                                                  Accumulated
                                                                  Since
                                                                  December 14,
                                                                  2001
                                                                  Inception of
                                    Common Stock       Paid-In    Development
                                Shares     Par Value   Capital    Stage
                             -------------- ---------- ---------- ------------
April 23, 2003 Common Stock
 Issued for Cash                   100,000  $     100  $  49,887  $         -

May 18, 2003, Common Stock
 Issued for Cash                    10,400         10      5,190            -

June 2, 2003, Common Stock
 Issued for Cash                    10,000         10      4,990            -

June 26, 2003, Common Stock
 Issued for Cash                    23,000         23     11,477            -

July 9, 2003, Common Stock
 Issued for Cash                     5,000          5      2,495            -

July 17, 2003, Common Stock
 Issued for Cash                     8,000          8      3,992            -

July 23, 2003, Common Stock
 Issued for Cash                     1,600          2        798            -

Contributed Capital                      -          -         58            -

Net Loss                                 -          -          -      (71,761)
                             -------------- ---------- ---------- ------------

Balance at March 31, 2004        4,501,000      4,501    167,221     (143,494)

September 29, 2004 Common
 Stock Issued for Acquisition
 of K-Com Business Coaching      1,200,000      1,200     26,233            -

Contributed Capital                      -          -      4,446            -

Net Loss                                 -          -          -     (168,842)
                             -------------- ---------- ---------- ------------

Balance at March 31, 2004        5,701,000  $   5,701  $ 197,900  $  (312,336)
                             ============== ========== ========== ============






The accompanying notes are an integral part of these financial statements.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS

                                                                 Cumulative
                                                                 since
                                                                 December 14,
                                                                 2001
                                          For the Year Ended     Inception of
                                               March 31,         Development
                                           2005          2004    Stage
                                       ------------ ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                               $  (168,842) $   (71,761) $   (312,336)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
  Depreciation                               6,245        8,365        17,426
  Stock Issued for Interest on Note              -            -            98
  Gain on Sale of Equipment                 (1,019)      (5,735)       (6,754)
  Loss on Sale of Investments               23,019            -        23,019
Changes in Operating Assets & Liabilities
  Increase (Decrease) in Accounts Payable    1,200        2,360         5,024
  Increase (Decrease) in Accrued Interest    5,451          207         5,451
                                       ------------ ------------ -------------

  Net Cash Used in Operating Activities   (133,946)     (66,564)     (268,072)
                                       ------------ ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Acquisition                 6,245            -         6,245
Proceeds from Sale of Equipment                  -       13,045        13,045
Purchase of Furniture & Fixtures            (3,500)     (14,588)      (23,088)
Purchase of Equipment                       (3,000)     (38,000)      (53,500)
                                       ------------ ------------ -------------
  Net Cash provided by Investing
  Activities                                  (255)     (39,543)      (57,298)
                                       ------------ ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock               -       78,987       153,566
Capital Contributed by Shareholder           4,446           58         6,504
Proceeds from Note Payable                 157,073       22,935       196,215
                                       ------------ ------------ -------------
  Net Cash Provided by Financing
  Activities                               161,519      101,980       356,285
                                       ------------ ------------ -------------

  Net (Decrease) Increase in Cash           27,318       (4,127)       30,915

  Cash Beginning of Period                   3,597        7,724             -
                                       ------------ ------------ -------------

Cash at End of Period                  $    30,915  $     3,597  $     30,915
                                       ============ ============ =============

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
                           (Continued)


                                                                 Cumulative
                                                                 since
                                                                 December 14,
                                                                 2001
                                           For the Year Ended    Inception of
                                                March 31,        Development
                                           2005          2004    Stage
                                       ------------ ------------ -------------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                             $         -  $         -  $          -
  Franchise and income taxes           $         -  $       200  $        200

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Converted Note Payable to Common Stock $         -  $         -  $     16,000
Stock Issued in Acquisition            $    27,433  $         -  $     27,433
Fixed Assets Exchanged for Investments $    51,597  $         -  $     51,597
Fixed Assets Exchanged for
  payment of Notes                     $    22,935  $         -  $     22,935
Investments Exchanged for Notes        $     6,860  $         -  $      6,860











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

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $312,000 for the period from December 14, 2001 (inception) to March 31, 2005 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Principals of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Java Express, Inc. and its wholly owned subsidiary K-Com Business Coaching Corp. The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant inter-company accounts and transactions have been eliminated.

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

Impairment of Long-Lived Assets
-------------------------------

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of March 31, 2005.

Advertising Costs
-----------------

     The Company expenses advertising costs as incurred. For the period ending March 31, 2005 and 2004, the Company incurred advertising and marketing costs of $82,257 and $0.

Concentration of Credit Risk
-----------------------------

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

Loss per Share
--------------

     Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2005 and 2004.

Recent Accounting Standards
---------------------------

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement was considered in regard to our Preferred Stock and convertible notes, and is not anticipated to have a significant effect on our financial position or results of operations.

     In December 2003, the FASB issued FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. We currently have no ownership in variable interest entities, therefore adoption of this standard currently has no financial reporting implications.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

     As of March 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $312,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

     The Company has the following tax assets:

                                                       2005         2004
                                                -------------- --------------
     Net Operating Losses                       $     106,080  $      48,620
     Valuation Allowance                             (106,080)       (48,620)
                                                -------------- --------------
                                                $           -  $           -
                                                ============== ==============

     The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                       2005          2004
                                                -------------- --------------
     Provision (Benefit) at US Statutory Rate   $     (57,460) $     (24,480)
     Increase (Decrease) in Valuation Allowance        57,460         24,480
                                                -------------- --------------
                                                $           -  $           -
                                                ============== ==============


     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS

     As of March 31, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. During the 2005 and 2004, the Company has paid $2,584 in connection with the use of these offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

     During the January and March 2004, a related party loaned the Company $12,935, with an imputed interest of prime plus 2 percent, due and payable June 30, 2004. The holder of the note had the option to convert the entire amount or any portion thereof into common stock. The note could be converted anytime after June 30, 2004 but no later than December 31, 2005 at a share price equal to the bid price or if there is no bid price, a total of 150,000 common shares. On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and repayment of its $12,935 related note payable and $10,000 short term note payable.

     During the year ended March 31, 2005, related parties have loaned $6,860 payable on demand. The notes are convertible at the option of the holder anytime after December 31, 2004 but no later than April 24, 2005 at a conversion price equal to the bid price on the date of conversion. Interest has been imputed at interest rates of 10%. On March 28, 2005, the Company exchanged 15,242 shares of Imedia International, Inc. with a market price of $0.75 per share as payment on $6,860 related party notes together with interest of $612.

     During the year ended March 31, 2005, related parties have loaned $143,700 payable on demand. The notes are convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2006 at a conversion price equal to the bid price on the date of conversion. Interest has been imputed at interest rates of 6%. On March 28, 2005, the Company exchanged 15,242 shares of Imedia International, Inc. with a market price of $0.75 per share as payment on $6,860 related party notes together with interest of $612.

     As of March 31, 2005 and 2004, amounts due to related parties was $149,151 and $13,052 with an interest rate of 4% to 10%.

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

NOTE 7 - INVESTMENTS

     On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and repayment of its $12,935 related note payable and $10,000 short term note payable. On March 28, 2005, the Company exchanged the 15,242 shares of Imedia International, Inc. with a market price of $0.75 per share as payment on $6,860 related party notes together with interest of $612. A realized loss on sale of investments of $23,019 has been recorded in the accompanying statement of operations for the year ended March 31, 2005.

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



NOTE 8 - COMMON STOCK TRANSACTION - continued

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


NOTE 9 - ECONOMIC DEPENDENCE

     The Company has one major client and therefore is entirely dependent on that client for its revenues. While the Company is marketing its services to others, and seeking new clients, future operations of the Company depend on continuation of business with its major client, and it is at least reasonably possible that the Company could experience a severe impact on its continued operations.

ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A:  CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the fourth quarter of the year ended March 31, 2005, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.


ITEM 8B:  OTHER INFORMATION

None



                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Officers and Directors
----------------------------------------

The following comprise the officers and sole director of Java Express and all persons nominated or chosen to be such. The term of office for our sole director is one year, or until his successor is elected and qualified at our annual meeting of shareholders, subject to ratification by the shareholders. The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board of Directors. Our Board of Directors currently consists of only one director. Mr. Allen Musicant, the brother of Lance Musicant, served as our executive vice president from inception until his resignation in late July of 2004.

     NAME                AGE    POSITION                 SINCE
     ------------------------------------------------------------------
     Lance Musicant      45     Director
                                President, CEO           December 2001
                                Secretary, and CFO,

Business Experience of Officer/Director
---------------------------------------

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

Involvement in Other Public Companies.
--------------------------------------

There is no involvement of our sole officer/director in any public companies.

Significant Employees
---------------------

We have no employees other than our officers and director in that they perform most of our day to day operations, and Mr. Howard Abrams who performs most of the services of our operating subsidiary, K-COM.

Howard Abrams is an officer and director of K-COM and has performed consulting services through K-COM since prior to our acquisition of the business. He has been a self-employed business consultant to many private corporations since 1997 although began performing those services through K-COM in mid July 2004. Prior to that he had extensive experience in business including the development and ownership of a retail appliance chain, and by serving as an officer of several corporations. Mr. Abrams studied mathematics and psychology at Brigham Young University in Provo, Utah.

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

Family Relationships
--------------------

None

Audit Committee Financial Expert
--------------------------------

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended March 31, 2005, we believe that Howard Abrams filed his initial report on Form 3 regarding his acquisition of 1,000,000 shares late.

Code of Ethics
--------------

We have adopted a code of ethics for our principal financial, executive and accounting officer(s), and other persons performing such similar functions which has been previously filed as an exhibit to our Form 10-KSB for our year ended March 31, 2004.

ITEM 10: EXECUTIVE COMPENSATION

Compensation of Executive Officers/CEO
--------------------------------------

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Lance Musicant, our President, who acts in the capacity of chief executive officer received no compensation during fiscal years ended March 31, 2005 or 2004. We have not entered into employment contracts with our executive officers.

Compensation of Directors
--------------------------

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee or participation or for special assignments.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management
--------------------------------

The following table sets forth the share holdings of our sole director and executive officers as of March 31, 2005, based on 5,701,000 shares issued and outstanding at that date. Each of these persons has sole investment and sole voting power over the shares indicated. All share are common shares.


                               -29

                           No. of Shares
Name, Address              Beneficially
and Position               Owned (1)         Percent of Class
---------------------------------------------------------------
  Lance Musicant             1,000,000                 17.54%
  Director, President
  Chief Executive &
  Financial Officer
  5017 Wild Buffalo Avenue
  Las Vegas, NV 89131
------------------

  Officers and Directors     1,000,000               17.54%
  as a Group (1 person)

(1)   All share ownership is direct

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth the stock holdings of those persons who are known to us to be the beneficial owners of more than 5% of our common stock as of March 31, 2005, based on 5,701,000 shares issued and outstanding at that date. Each of these persons has sole investment and sole voting power over the shares indicated. All shares are common shares.

                           No. of Shares
Name, Address              Beneficially
and Position               Owned (1)         Percent of Class
----------------------------------------------------------------------
  Lance Musicant(2)          1,000,000            17.54%
  5017 Wild Buffalo Avenue
  Las Vegas, NV 89131

  Allen Musicant(3)          1,000,000            17.54%
  575 Oakmont Pl. #2703
  Las Vegas NV 89109

  Joshua Musicant(3)           400,000             7.02%
  1855 Sherington Pl.
  #M-102
  Newport Beach, CA 92663

  Wallapha Saipreecha          400,000             7.02%
  575 Oakmont Pl #2703
  Las Vegas NV 89109

  Michael Fischella            300,000             5.26%
  1855 Sherington Pl.
  #M-102
  Newport Beach, CA 92663

  Nick Fischella               300,000             5.26%
  1855 Sherington Pl.
  #M-102
  Newport Beach, CA 92663

  Dominion World               300,000             5.26%
  Investments (4)
  3945 So. Wasatch Dr.
  Salt Lake City, Utah 84124

  Howard Abrams               1,000,000           17.54%
  3125 East Kennedy Dr.
  Suite 703
  Salt Lake City, Utah 84108

(1)   All share ownership is direct
(2)   Also an officer and/or director
(3)   Joshua Musicant is a cousin of Lance Musicant; Allen is his brother.
(4) Dominion World Investments is an entity controlled by Kanona Moeai Jr. Mr. Moeai also owns an additional 30,000 shares in his own name; his total direct and indirect ownership is 5.79%

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants. However there are several outstanding notes with conversion privileges.

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

The following transactions occurred with management/5% shareholders since inception, none of which exceeded $60,000 value:

..     Each of our executive officers acquired 1,000,000 "unregistered"
      and "restricted" shares of our common stock at inception in December 2001 at $.01 per share although one of our executive officers resigned, Mr. Allen Musciant, and is now a 5% owner.

..     Mr. Lance Musicant also was a party to three notes with an aggregate principal of $6,860 for funds advanced to us during our recent fiscal year. The notes were due and payable on December 31, 2004 were paid with available-sale-securities valued at the time of the transaction (March 28, 2005) at $11,000.

..     Howard Abrams became an affiliate as a result of the acquisition of
      K-COM; he now owns a little over 17% of Java and is an officer and remains an officer/director of K-COM. Although he receives compensation for services performed through K-COM, there is no employment contract in effect and the value of any services performed was less than $60,000; it is anticipated to be less than $60,000 in our next fiscal year; and, is at a rate that is considered fair in the industry.

Transactions with Promoters
---------------------------

The following persons can be considered promoters and have been involved with Java Express, Inc. either directly or indirectly in the last two years:

     . Our current officer/director (and our former officer) to the extent that such individuals are founders and organizers and able to direct our business operations, and whose transactions with Java Express are discussed above; and

     .     Mr. John Chris Kirch who could be considered a promoter because he
           (1) assisted us in incorporation and acted as our resident agent temporarily through Zurickirch Corp., a company which he was sole director of; (2) acted as our registered selling agent in our State of Nevada offering conducted under Rule 504; (3)occasionally provided us with consulting services on business strategies and development; (4)loaned us $16,000 in April 2003 through a company then controlled by him, Dominion World Investments; (5) loaned us $12,935 during our year ended March 31, 2004 through a company controlled by him, Kirch Communications; and (6) loaned us $7,000 in June of 2004. The terms of the notes and the subsequent repayment is discussed below. Mr. Kirch did not receive any compensation for his initial services of incorporation or in his temporary capacity as resident agent; nor did he receive compensation as our selling agent in our offering. He received $7,500 for business development consulting services. Mr. Kirch resigned from Dominion World Investment prior to that loan being repaid (in stock) in July of 2003. Mr. Kirch has served as officer/director and/or founder of several development stage enterprises.

     . Shannon Kirch, is the daughter of John Chris Kirch and therefore could be considered a related party, loaned us $143,500 on August 17, 2004.

The foregoing are the only promoters of Java Express. Other than the transactions discussed above (and further detailed under "Convertible Notes" below) and under "Transactions with Management", there have been no transactions with promoters. Management believes that the transactions with related parties, including those with Mr. Kirch, are on terms that are as favorable to us as those generally available from unaffiliated third parties except that the satisfaction of Lance Musicant's notes was slightly more favorable to Mr. Musicant than Java Express.

The Convertible Notes
---------------------

    Kirch Notes paid with equipment and shares of iMedia
    ----------------------------------------------------

John Chris Kirch, through an entity controlled by him, Kirch Communications, loaned us an aggregate of $12,935 during the first quarter of 2004 in accordance with two separate convertible notes. The notes had an imputed interest rate of prime plus 2%. Under the terms of the notes, Mr. Kirch was entitled to 150,000 shares of our common stock upon conversion. The conversion date was after June 30, 2004 but no later than December 31, 2004.

On June 21, 2004, we exchanged all of the remaining equipment/furniture related to our discontinued coffee kiosk business as well 15,242 of shares of iMedia International, Inc., for repayment of the two notes payable to Mr. Kirch and one additional note in the principal amount of $10,000 due and payable to Ms. Stephanie Harnicher, an unrelated party. The notes, in the
aggregate principal amount of $22,935 were considered satisfied.   The iMedia
shares traded on the pink sheets at a market price of $2.00 per share on the date of the exchange. This transaction was not negotiated at an arms length basis; however, we believe that the terms of the transaction were not less favorable than what we would have obtained from an unrelated third party should we have sold the equipment for cash. The transaction was valued at approximately $53,600.

      Kirch Notes paid as part of the acquisition transaction
      -------------------------------------------------------

John Chris Kirch loaned us an additional $7,000 during our fiscal year ended March 31, 2005: $5,000 on June 22, 2004 and $2,000 on June 29, 2005. The notes were paid as part of the acquisition of K-COM on September 29, 2004.

      Shannon Kirch (family member of John Chris Kirch) Note
      ------------------------------------------------------

Shannon Kirch, the daughter of John Chris Kirch, loaned Java Express $143,700 in late August 2004. The terms of the note are discussed under "ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS . . ., Convertible Notes" on page 8.

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

ITEM 13: EXHIBITS


Exhibits    Description
------------------------
 2.1 Agreement and Plan of Reorganization dated September 29, 2004 between Java Express, Inc. And K-Com Business Coaching Corp.(2)
 3.1   Articles of Incorporation as amended (1)
 3.2   Bylaws (2)
10.1   Convertible Note dated 01/22/04: $8,435 (3)
10.2   Convertible Note dated 02/02/04: $10,000 (3)
10.3   Convertible Note dated 03/04/04: $4,500 (3)
10.4   Agreement re: Payment of Notes with Sale of Equipment
10.5   Convertible Note dated May 7, 2004:   $4,510 (4)
10.6   Convertible Note dated June 7, 2004:  $2,300 (4)
10.7   Convertible Note dated June 29, 2004: $2,000 (4)
10.8   Convertible Note dated June 22, 2004: $5,000 (4)
10.9   Convertible Note dated August 17, 2004: $143,700 (5)
10.10  Loan Settlement Agreement, dated March 28, 2005 *
14.1   Code of Ethics (3)
21.1   Subsidiaries *
31.1   Chief Executive Officer Certification *
31.2   Chief Financial Officer Certification *
32.1   Section 1350 Certification *
------------------------------------------------------------------------------
(1)   Filed with our initial Form 10SB Registration Statement on January 12,
      2004.
(2) Filed as Exhibit 2.0 to Form 8-K filed with the Securities and Exchange Commission on October 5, 2004
(3)   Filed with our Form 10-KSB for March 31, 2004 on July 14, 2004.
(4)   Filed with Form 10QSB for June 30, 2004 on August 9, 2004.
(5)   Filed with Form 10QSB for December 31, 2004 on February 14, 2005
 *    Filed herewith

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our Form 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $ 11,420 for our year ended March 3l, 2005 and $4,772 for our fiscal year ended March 31, 2004.

Audit-Related Fees
------------------

There were no fees for other audit related services for our fiscal years ended March 31, 2005 and 2004.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $250 for fiscal year ended March 31, 2005 and $48 for fiscal year ended March 31, 2004 and consisted of tax preparation services.

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


Date: June 27, 2005                  JAVA EXPRESS, INC.

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

Date: June 27, 2005                   /s/ Lance Musicant
                                  By:_________________________________________
                                     Lance Musicant
                                     President and Director
                                     Principal Executive and Financial Officer