Form 10QSB
period 2005-06-30
JAVA EXPRESS INC
filed 2005-08-12
CIK 1171838

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: JUNE 30, 2005

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

Yes [X]   No [  ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date: June 30, 2005   5,701,000
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

         Consolidated Balance Sheets June 30, 2005
         and March 31, 2005............................................4

         Consolidated Statements of Operations for the
         Three Months Ended June 30, 2005 and 2004 and
         since inception December 14, 2001.............................5

         Consolidated Statement of Cash Flows for the
         Three Months Ended June 30, 2005 and 2004 and
         since inception December 14, 2001.............................6

         Notes to Financial Statements.................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS................19

ITEM 3.  CONTROLS AND PROCEDURES......................................22



                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................23

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..23

ITEM 3.  DEFAULTS IN SENIOR SECURITIES................................23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........23

ITEM 5.  OTHER INFORMATION............................................23

ITEM 6.  EXHIBITS.....................................................23

SIGNATURES............................................................23

                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended June 30, 2005 and 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS

                           (Unaudited)


                                                     June 30,   March 31,
                                                      2005        2005
                                                 ------------- -------------
ASSETS:
Current Assets:
 Cash & Cash Equivalents                         $      7,970  $     30,915
                                                 ------------- -------------
    Total Current Assets                                7,970        30,915
                                                 ------------- -------------
Fixed Assets:
 Equipment                                              9,800         9,800
 Furniture & Fixtures                                   8,100         8,100
 Less Accumulated Depreciation                         (4,296)       (3,375)
                                                 ------------- -------------
    Net Fixed Assets                                   13,604        14,525
                                                 ------------- -------------
    Total Assets                                 $     21,574  $     45,440
                                                 ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Accounts Payable                                $        697  $      5,024
 Related Party Note Payable                           151,399       149,151
                                                 ------------- -------------
     Total Liabilities                                152,096       154,175
                                                 ------------- -------------
Stockholders' Equity:
 Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued                                        -             -
 Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,701,000 shares
    at June 30, 2005 and March 31, 2005                 5,701         5,701
 Paid-In Capital                                      197,900       197,900
 Deficit Accumulated During Development Stage        (334,123)     (312,336)
                                                 ------------- -------------
     Total Stockholders' Equity                      (130,522)     (108,735)
                                                 ------------- -------------

     Total Liabilities and Stockholders' Equity  $     21,574  $     45,440
                                                 ============= =============




The accompanying notes are an integral part of these financial statements.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                                Cumulative
                                                                since
                                                                December 14,
                                                                2001
                                    For the Three Months Ended  Inception of
                                               June 30,         Development
                                         2005          2004     Stage
                                    ------------- ------------- -------------

Revenues                            $     30,000  $          -  $    110,813
                                    ------------- ------------- -------------
Expenses:
   General & Administrative               28,538        14,660       318,997
   Sales & Marketing                      21,001             -       103,258
                                    ------------- ------------- -------------

Total Operating Expenses                  49,539        14,660       422,255
                                    ------------- ------------- -------------

Operating Loss                           (19,539)      (14,660)     (311,442)

Other Income (Expense):
   Interest                               (2,248)          (90)       (8,616)
   Misc Income                                 -             -         2,300
   Loss on Sale of Investments                 -             -       (23,019)
   Gain on Sale of Equipment                   -         4,687         6,754
                                    ------------- ------------- -------------

Loss Before Income Taxes                 (21,787)      (10,063)     (334,023)
   Income Taxes                                -             -          (100)
                                    ------------- ------------- -------------
Other Comprehensive Income
   Unrealized Loss on Available-
     for-Sale Securities                       -        (6,104)            -
                                    ------------- ------------- -------------

Total Comprehensive Income (Loss)   $    (21,787) $    (16,167) $   (334,123)
                                    ============= ============= =============

Basic & Diluted Loss Per Shares $          -  $          -
                                    ============= =============
Weighted Average Shares                5,401,000     4,501,000
                                    ============= =============






The accompanying notes are an integral part of these financial statements.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                                 Cumulative
                                                                 since
                                                                 December 14,
                                                                 2001
                                     For the Three Months Ended  Inception of
                                                June 30,         Development
                                          2005          2004     Stage
                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                             $    (21,787) $    (10,063) $   (334,123)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
   Depreciation                               921         2,650        18,347
   Stock Issued for Interest on Note            -             -            98
   Gain on Sale of Equipment                    -        (4,687)       (6,754)
   Loss on Sale of Investments                  -             -        23,019
Changes in Operating Assets & Liabilities
   Increase (Decrease) in Accounts
     Payable                               (4,327)       (3,425)          697
   Increase (Decrease) in Accrued
     Interest                               2,248            90         7,699
                                     ------------- ------------- -------------

Net Cash Used in Operating Activities     (22,945)      (15,435)     (291,017)
                                     ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Acquisition                    -             -         6,245
Proceeds from Sale of Equipment                 -             -        13,045
Purchase of Furniture & Fixtures                -             -       (23,088)
Purchase of Equipment                           -             -       (53,500)
                                     ------------- ------------- -------------

Net Cash Used by Investing Activities           -             -       (57,298)

                                     ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock              -             -       153,566
Capital Contributed by Shareholder              -             -         6,504
Proceeds from Note Payable                      -        13,810       196,215
                                     ------------- ------------- -------------
Net Cash Provided by Financing
 Activities                                     -        13,810       356,285
                                     ------------- ------------- -------------
  Net (Decrease) Increase in Cash         (22,945)       (1,625)        7,970
  Cash Beginning of Period                 30,915         3,597             -
                                     ------------- ------------- -------------
Cash at End of Period                $      7,970  $      1,972  $      7,970
                                     ============= ============= =============

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)
                           (Unaudited)



                                                                 Cumulative
                                                                 since
                                                                 December 14,
                                                                 2001
                                     For the Three Months Ended  Inception of
                                                June 30,         Development
                                          2005          2004     Stage
                                     ------------- ------------- -------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the year for:
  Interest                           $          -  $          -  $          -
  Franchise and income taxes         $          -  $          -  $        200

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Converted Note Payable
  to Common Stock                    $          -  $          -  $     16,000
Stock Issued in Acquisition          $          -  $          -  $     27,433
Fixed Assets Exchanged
  for Investments                    $          -  $          -  $     51,597
Fixed Assets Exchanged for
  payment of Notes                   $          -  $          -  $     22,935
Investments Exchanged for Notes      $          -  $          -  $      6,860





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

Interim Reporting
-----------------

      The unaudited financial statements as of June 30, 2005 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern
--------------------------------------

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $334,123 for the period from December 14, 2001 (inception) to June 30, 2005 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

      On September 29, 2004, the Company entered into a plan of reorganization whereby they acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation in exchange for 1,200,000 shares of common stock. As a result of the acquisition, the Company acquired the net assets of K-Com.

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

Impairment of Long-Lived Assets
-------------------------------

      The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of June 30, 2005

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Costs
-----------------

      The Company expenses advertising costs as incurred. For the period ending June 30, 2005 and 2004, the Company incurred advertising and marketing costs of $21,001 and $0.

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

Loss per Share
--------------

      Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2005 and 2004.

Recent Accounting Standards
---------------------------

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards (Continued)
---------------------------------------

variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

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

Recent Accounting Standards (Continued)
---------------------------------------

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

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after Jun 15, 2005. Management does not believe the adoption of thIs Statement will have any immediate material impact on the Company.

      On December 16, 2004, the FASB issued SFAS No. 123 ( R ), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards (Continued)
---------------------------------------

      In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier applications are permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

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

The Company has the following tax assets:

                                                       2005          2004
                                                 --------------- -------------
Net Operating Losses                             $      106,080  $     48,620
Valuation Allowance                                    (106,080)      (48,620)
                                                 --------------- -------------
                                                 $            -  $          -
                                                 =============== =============

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                       2005          2004
                                                 --------------- -------------
Provision (Benefit) at US Statutory Rate         $      (57,460) $    (24,480)
Increase (Decrease) in Valuation Allowance               57,460        24,480
                                                 --------------- -------------
                                                 $            -  $          -
                                                 =============== =============

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 4 - COMMITMENTS

      As of June 30, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. During 2005 and 2004, the Company has paid $2,584 and $0, respectively, in connection with the use of these offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

      During January and March 2004, a related party loaned the Company $12,935, with an imputed interest of prime plus 2 percent, due and payable June 30, 2004. The holder of the note has the option to convert the entire amount or any portion thereof into common stock. The note could be converted anytime after June 30, 2004 but no later than December 31, 2005 at a share price equal to the bid price or if there is no bid price, a total of 150,000 common shares. On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and repayment of its $12,935 related note payable and $10,000 short term note payable.

      During the year ended March 31, 2005, related parties had loaned $6,860 payable on demand. The notes are convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2006 at a conversion price equal to the bid price on the date of conversion. Interest has been imputed at interest rates of 6%. On March 28, 2005, the Company exchanged 15,242 shares of Imedia International, Inc. With a market price of $0.75 per share as payment on $6,860 related party notes together with interest of $612.

      During the year ended March 31, 2005, related parties have loaned $143,700 payable on demand. The notes are convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2006 at a conversion price equal to the bid price on the date of conversion. Interest has been imputed at interest rates of 6%.

      As of June 30, 2005 and March 31, 2005, amounts due to related parties was $151,399 and $149,151 with an interest rate of 6%.

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

NOTE 7 - INVESTMENTS

Available-for-Sale Securities
-----------------------------

      On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and repayment of its $12,935 related note payable and $10,000 short term note payable. On March 28, 2005, the Company exchanged the 15,242 shares of Imedia International, Inc. with a market price of $0.75 per share as payment on $6,860 related party notes together with interest of $612. A realized loss on sale of investments of $23,019 was recorded in the statement of operations for the year ended March 31, 2005

NOTE 8 - COMMON STOCK TRANSACTIONS

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

Safe Harbor for Forward-Looking Statements
-------------------------------------------

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

General
-------

Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. Java was unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation. We have discontinued our efforts to establish a coffee shop business and are now focusing on continuing and developing K-Com's existing business coaching operations.

Results of Operations
---------------------

We had no revenues during the three months ended June 30, 2004 whereas we had $30,000 in revenues for our first quarter of 2005. These revenues were generated by our newly acquired subsidiary, K-COM, which was acquired on September 29, 2004. General and administrative expenses during our June 2004 quarter ended totaled $14,660 with no marketing costs; our general and administrative expense were all associated with the development of our coffee kiosk business which was abandoned in late 2004. This year's first fiscal quarter had general and administrative expenses of $28,538 and marketing costs associated with K-COM of $21,001 for total operating expenses of $49,539. Our operating losses for the three months ended June 30, 2005 were $19,539 compared to $14,660 for the comparable period in 2004. Increased general and administrative expenses included the legal and accounting costs associated with reporting requirements under the 1934 Act. We also experienced increased operating expenses as a direct result of the acquisition of K-COM.

Other expenses during our first quarter ended June 30, 2005 include an interest expense of $2,248. Comparably, in our first quarter of 2004, we had only a $90 interest expense which was offset by a gain on the sale of equipment of $4,687. The increase in interest expense between the two years' first quarters was a result of interest on various notes due and payable including the notes due our president which were past due on December 31, 2004. We also had an unrealized loss on available for sale securities during the three months ended June 30, 2004 with no such comparable loss in the three
months ended June 30, 2005.   We had a total net loss during our first quarter
of 2005 of $21,787 compared to $16,167 for the prior year's first quarter.

Liquidity and Capital Resources
-------------------------------

At June 30, 2005, our total current assets were $7,970 and consisted of cash and cash equivalents. Our fixed assets at June 30, 2005 totaled $13,604 and included $8,100 furniture and fixtures, and $9,800 in equipment less $4,296 in accumulated depreciation. Our total assets at June 30, 2005 were $21,574.

Liabilities at June 30, 2005 totaled $152,096 and consisted of $ 697 in accounts payable and a $151,399 convertible note payable, included imputed interest, owed to Shannon Kirch, a shareholder and related party.

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

Convertible Notes
-----------------

We have also funded operations in the last year through loans from both related and non-related parties as evidenced by various convertible notes:

                                 Principal
No. Principal Note Holder        Amount      Date        Status
-------------------------        ----------  ----------  --------------
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

All of the above persons/entities are considered related persons except Stephanie Harnicher. The first three notes were paid during our first quarter. On June 21, 2004, we exchanged all of our remaining coffee equipment and furniture for repayment of the first three notes payable to Mr. Kirch and Ms. Harnicher, in the aggregate principal amount of $22,935 with imputed interest of prime plus 2% and 15,242 shares of iMedia International, Inc. These shares were used in March of this year to satisfy three other notes (due our president, Lance Musicant) in the aggregate principal amount of $6,860 with imputed interest at the time of the transaction of 10%. The value of the securities at the time of the transaction was $11,000. Convertible Notes 6 and 7 were considered paid in full as part of the acquisition transaction.

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

     . an inability to compete in the intensely competitive market of business consulting

     . an inability to forecast trends or provide our clients with successful business plans

     . the ability to attract and retain qualified and effective personnel, and

     .  an inability to manage our growth in an effective manner.

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

                   PART II - OTHER INFORMATION

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


                                            JAVA EXPRESS, INC.
                                            (Registrant)


DATE: August 9, 2005                    By: /s/ Lance Musicant
                                            ----------------------------------
                                            Lance Musicant
                                            Chief Executive and Financial
                                            Officer