Form 10QSB
period 2005-09-30
JAVA EXPRESS INC
filed 2005-11-16
CIK 1171838

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: SEPTEMBER 30, 2005

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

                                                             Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                                             Yes [ ]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date: November 1, 2005   5,701,000
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

         Consolidated Balance Sheets September 30, 2005
         and March 31, 2005............................................4

         Consolidated Statements of Operations for the three and
         six months ended September 30, 2005 and 2004 and since
         inception December 14, 2001...................................5

         Consolidated Statement of Cash Flows for the three and
         six months ended September 30, 2005 and 2004 and
         since inception December 14, 2001.............................6

         Notes to Financial Statements.................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS................18

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........23

ITEM 5.  OTHER INFORMATION............................................23

ITEM 6.  EXHIBITS.....................................................23

SIGNATURES............................................................23

                  PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The financial information beginning on the following pages below with respect to our statements of operations for the three and six month periods ended September 30, 2005 and 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six-month period ended September 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS
                     As of September 30, 2005

                                                     Sept. 30,   March 31,
                                                       2005       2005
                                                  ------------- -------------
                                                   (Unaudited)
ASSETS

   Current Assets
     Cash & Cash Equivalents                      $      1,613  $     30,915
                                                  ------------- -------------

           Total Current Assets                          1,613        30,915
                                                  ------------- -------------

   Fixed Assets:
     Equipment                                           9,800         9,800
     Furniture & Fixtures                                8,100         8,100
     Less Accumulated Depreciation                      (5,219)       (3,375)
                                                  ------------- -------------
           Net Fixed Assets                             12,681        14,525
                                                  ------------- -------------

           Total Assets                           $     14,294  $     45,440
                                                  ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts Payable                             $     14,691  $      5,024
     Related Party Note Payable                        153,682       149,151
                                                  ------------- -------------

           Total Liabilities                           168,373       154,175
                                                  ------------- -------------
STOCKHOLDERS' EQUITY
     Preferred Stock, Par value $.001
       Authorized 10,000,000 shares
       No shares issued                                      -             -
     Common Stock, Par value $.001
       Authorized 50,000,000 shares,
       Issued 5,701,000 shares                           5,701         5,701
     Paid-In Capital                                   197,900       197,900
     Deficit Accumulated During Development Stage     (357,680)     (312,336)
                                                  ------------- -------------

           Total Stockholders' Equity                 (154,079)     (108,735)
                                                  ------------- -------------
           Total Liabilities and
            Stockholders' Equity                  $     14,294  $     45,440
                                                  ============= =============


The accompanying notes are an integral part of these financial statements



                              JAVA EXPRESS, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Six Month Periods Ended September 30, 2005 and 2004
       and the Cumulative period of December 14, 2001 (Inception of the
                   Development Stage) to September 30, 2005
                                  (Unaudited)
                                                                                         Cumulative
                                                                                           since
                                                                                        Dec. 14, 2001
                                                                                        Inception of
                                                                                         development
                                     Three Months Ended         Six Months Ended           stage
                                         September 30,             September 30,         to Sept. 30,
                                     2005          2004          2005          2004         2005
                                ------------- ------------- ------------- ------------- -------------
Revenue                         $      5,000  $          -  $     35,000  $          -  $    115,813
                                ------------- ------------- ------------- ------------- -------------
Expenses
  General & Administrative            15,170        34,368        43,708        49,027       334,167
  Sales & Marketing                   11,104             -        32,105             -       114,362
                                ------------- ------------- ------------- ------------- -------------

Total Operating Expenses              26,274        34,368        75,813        49,027       448,529
                                ------------- ------------- ------------- ------------- -------------

Operating Loss                       (21,274)      (34,368)      (40,813)      (49,027)     (332,716)
                                ------------- ------------- ------------- ------------- -------------
Other Income (Expenses):
  Interest                            (2,282)       (1,217)       (4,531)       (1,307)      (10,899)
  Misc Income                              -             -             -             -         2,300
  Loss on Sale of Investments              -             -             -             -       (23,019)
  Gain on Sale of Equipment                -             -             -         4,686         6,754
                                ------------- ------------- ------------- ------------- -------------

Loss Before Income Taxes             (23,556)      (35,585)      (45,344)      (45,648)     (357,580)
  Income Taxes                             -             -             -             -          (100)
                                ------------- ------------- ------------- ------------- -------------
Net Loss                             (23,556)      (35,585)      (45,344)      (45,648)     (357,680)

Other Comprehensive Income
  Unrealized (Loss) Gain on
   Available-for-Sale Securities           -         6,097             -            (7)            -
                                ------------- ------------- ------------- ------------- -------------
Total Comprehensive Loss        $    (23,556) $    (29,488) $    (45,344) $    (45,655) $   (357,680)
                                ============= ============= ============= ============= =============

Basic & Diluted Loss Per Share  $      (0.00) $      (0.01) $      (0.01) $      (0.01)
                                ============= ============= ============= =============

Weighted Average Shares            5,701,000     4,501,000     5,701,000     4,501,000
                                ============= ============= ============= ============


   The accompanying notes are an integral part of these financial statements





                              JAVA EXPRESS, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2005 & 2004
       and the Cumulative period of December 14, 2001 (Inception of the
                   Development Stage) to September 30, 2005
                                  (Unaudited)
                                                                                     Cumulative
                                                                                        since
                                                                                    Dec. 14, 2001
                                                                                     Inception of
                                                                                     Development
                                                            Six Months Ended            Stage
                                                              September 30,          to Sept. 30,
                                                             2005        2004           2005
                                                         ------------- ------------- -------------
Cash Flows From Operating Activities:
   Net Loss                                              $    (45,344) $    (45,648) $   (357,680)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
   Net Cash Used In Operating Activities:
     Depreciation                                               1,844         2,650        19,270
     Stock Issued for Interest on Note                              -             -            98
     Gain on Sale of Equipment                                      -        (4,686)       (6,754)
     Loss on Sale of Investments                                    -             -        23,019
   Changes in Operating Assets and Liabilities:
     Increase (Decrease) in Accounts Payable                    9,667         1,635        14,691
     Increase (Decrease) in Accrued Interest                    4,531         1,307         9,982
                                                         ------------- ------------- -------------

       Net Cash (Used) in Operating Activities                (29,302)      (44,742)     (297,374)
                                                         ------------- ------------- -------------
Cash Flows From Investing Activities:
   Cash Acquired in Acquisition                                     -         6,245         6,245
   Proceeds from Sale of Equipment                                  -             -        13,045
   Purchase of Furniture & Fixtures                                 -             -       (23,088)
   Purchase of Equipment                                            -             -       (53,500)
                                                         ------------- ------------- -------------

       Net Cash Provided (Used) by Investing Activities             -         6,245       (57,298)
                                                         ------------- ------------- -------------
Cash Flows From Financing Activities:
  Proceeds from Sale of Common Stock                                -             -       153,566
  Capital Contributed by Shareholder                                -             -         6,504
  Proceeds from Note Payable                                        -       157,561       196,215
                                                         ------------- ------------- -------------

Net Cash Provided by Financing Activities                           -       157,561       356,285
                                                         ------------- ------------- -------------

Net (Decrease) Increase In Cash                               (29,302)      119,064         1,613

Cash at Beginning of Period                                    30,915         3,597             -
                                                         ------------- ------------- -------------

Cash at the End of Period                                $      1,613  $    122,661  $      1,613
                                                         ============= ============= =============


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
  Interest                                               $          -  $          -  $          -
  Income taxes                                           $          -  $          -  $        200


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

  Converted note payable to common stock                 $          -  $          -  $     16,000
  Stock issued in acquisition                            $          -  $          -  $     27,433
  Fixed assets exchanged for investments                 $          -  $          -  $     51,597
  Fixed assets exchanged for payment of notes            $          -  $          -  $     22,935
  Investments exchanged for notes                        $          -  $          -  $      6,860


   The accompanying notes are an integral part of these financial statements



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

Interim Reporting
-----------------

     The unaudited financial statements as of September 30, 2005 and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern
--------------------------------------

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $357,680 for the period from December 14, 2001 (inception) to September 30, 2005 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Organization and Basis of Presentation
--------------------------------------

     The Company was incorporated under the laws of the State of Nevada on December 14, 2001. The Company's fiscal year end is March 31. Since December 14, 2001, the Company has been in the development stage, and has not commenced planned principal operations.

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

Impairment of Long-Lived Assets
-------------------------------

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of September 30, 2005

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Costs
-----------------

     The Company expenses advertising costs as incurred. For the period ending September 30, 2005 and 2004, the Company incurred advertising and marketing costs of $32,105 and $0.

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

Loss per Share
---------------

     Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2005 and 2004.

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

Recent Accounting Standards (Continued)
--------------------------------------

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

     In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier applications is permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have not impact on the financial statements of the Company.

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

The Company has the following tax assets:

                                                       2005           2004
                                                   ------------- ------------
Net Operating Losses                               $    106,080  $    48,620
Valuation Allowance                                    (106,080)     (48,620)
                                                   ------------- ------------
                                                   $          -  $         -
                                                   ============= ============

     The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                         2005         2004
                                                   ------------- ------------

Provision (Benefit) at US Statutory Rate           $    (57,460) $   (24,480)
Increase (Decrease) in Valuation Allowance               57,460       24,480
                                                   ------------- ------------
                                                   $          -  $         -
                                                   ============= ============


     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 4 - COMMITMENTS

     As of September 30, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. During the period ending September 30, 2005 and 2004, the Company has paid $2,000 and $0, respectively, in connection with the use of these offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     As of September 30, 2005 and March 31, 2005, amounts due to related parties were $153,682 and $149,151 with an interest rate of 6%.

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

NOTE 9 - ECONOMIC DEPENDENCE

     The Company had one major client and therefore was dependent on that client for the majority of its revenues. The Company is no longer providing services to that client as of the current quarter. While the Company is marketing its services to others, and seeking new clients, future operations of the Company have been impacted by the loss of the business with its major client.

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

Results of Operations
----------------------

     Three Months Ended September 30, 2005 vs. 2004

We had $5,000 in revenues during the three months ended September 30, 2005, whereas we had no revenues in our second quarter of 2004. We had not yet acquired K-COM, which was acquired on September 29, 2004, and did not generate revenues from our coffee business. Revenues in our second quarter of 2005, however were down considerably from prior quarters which was $30,000 in our June 2005 quarter and approximately $30,000 in our last quarter of 2004. This is due to the loss of our major client. General and administrative expenses during our 2005 second quarter totaled $15,170 and marketing costs were $11,104 for total operating expenses of $26,274; comparatively, our 2004 second quarter had $34,368 in general and administrative expenses and no marketing expenses for a net operating loss of $34,368. General and administrative expenses in the second quarter 2004 were largely associated with the development of our coffee kiosk business which was abandoned in late 2004. The higher general and administrative expenses in our 2004 second quarter also included the legal and accounting costs associated with our acquisition of K-COM.

Other expenses during our second quarter ended September 30, 2005 include an interest expense of $2,282; in our September 30, 2004 quarter, we had a $1,217 interest expense. The increase in interest expense between the two years' first quarters was a result of increase in principal amount due on various notes due and payable during the periods. Our total comprehensive net loss for the three months ended September 30, 2005 was $23,556. During the three months ended September 30, 2004 our losses were offset by other comprehensive income of $6,097 which reduced our loss before taxes from $35,585 to a total comprehensive net loss of $29,488.

     Six months ended September 30, 2005 vs. 2004

Our revenues were $35,000 for the six months ended September 30, 2005, vs. -0-for the six months ended September 30, 2004. Again, we had not yet started generating revenues from operations in our 2004 six month period. General and administrative expenses were $43,708 in the first half of our fiscal year 2005 with $32,105 in marketing expenses and total operating expenses of $75,813; in the first half of our fiscal year 2004, our general and administrative expenses were $49,027 and there were no marketing expenses. Total operating expenses were therefore higher in the six month period ended September 30, 2005, as we had no marketing costs in the comparative period in 2004. However general and administrative expenses were higher in the 2004 six month period ended due to additional costs associated with our acquisition of K-COM.

Other expenses for the six months ended September 30, 2005 consisted of $4,531 in interest expenses compared to interest expenses in that period of 2004 of $1,307 which were offset by a $4,686 gain from the sale of our remaining coffee equipment. Our total comprehensive loss for the six months ended September 30, 2005 was $45,344, almost the same as our comprehensive net loss for that period in 2004 which was $45,655 and which included a $7 unrealized loss on available for sale securities.

Liquidity and Capital Resources
-------------------------------

At September 30, 2005, our total current assets were $1,613 and consisted of cash and cash equivalents. Our fixed assets at September 30, 2005 totaled $12,681 and included $8,100 in furniture and fixtures, and $9,800 in equipment less $5,219 in accumulated depreciation. Our total assets at September 30, 2005 were $14,294.

Liabilities at September 30, 2005 totaled $168,373 and consisted of $14,691 in accounts payable and a $153,682 convertible note payable, including imputed interest, owed to Shannon Kirch, a shareholder and related party.

Our assets have reduced considerably from our year end due to a lack of cash resulting from significantly reduced revenues, with little decrease in operating expenses. In addition we have increased our liabilities with increases in both our accounts payable and the added interest on notes payable. Our lack of cash flows is a direct result of the loss of revenues from our major client. Although we continue to have revenues from smaller clients, our short term liquidity has been severely impacted by the loss of our major client.

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

Convertible Notes
-----------------

We have also funded operations in the last two years through loans from both related and non-related parties as evidenced by various convertible notes:

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

All of the above persons/entities are considered related persons except Stephanie Harnicher. The first three notes were paid during our first quarter of our 2004 fiscal year. On June 21, 2004, we exchanged all of our remaining coffee equipment and furniture for repayment of the first three notes payable to Mr. Kirch and Ms. Harnicher, in the aggregate principal amount of $22,935 with imputed interest of prime plus 2% and 15,242 shares of iMedia International, Inc. These shares were used in March of this year to satisfy three other notes (due our president, Lance Musicant) in the aggregate principal amount of $6,860 with imputed interest at the time of the transaction of 10%. The value of the securities at the time of the transaction was $11,000. Convertible Notes 6 and 7 were considered paid in full as part of the acquisition transaction in September of 2004.

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

Plan of Operation for the Next 12 Months
----------------------------------------

Although we anticipate revenues from our K-COM operations will provide some cash flow, we continue to operate at a loss. The loss of our major client during the current quarter has had a negative impact on K-COM's revenues. Unless we are able to increase revenues from our smaller clients and find additional clients, we will likely require additional financing to fund our operations on an ongoing basis and to develop our business coaching business.

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


Furthermore, we have the following immediate and specific risks:

     . our revenues have reduced significantly due to the loss of our one major customer; we must increase revenues from smaller clients and/or find additional clients or we will face continued reduction in cash flows or even failure in our business plan

     . we depend on one individual to conduct our operations and we do not have an employment agreement with him.

     . we have operated at a loss since inception and have incurred $357,680 in net losses since that date and there is substantial doubt as to our ability to continue as a going concern


ITEM 3.  CONTROLS AND PROCEDURES


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

                   PART II   OTHER INFORMATION

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


                                            JAVA EXPRESS, INC.
                                            (Registrant)


DATE: November 15, 2005                     By: /s/ Lance Musicant
                                            ----------------------------------
                                            Lance Musicant
                                            Chief Executive and Financial
                                            Officer