Form 10QSB
period 2005-12-31
JAVA EXPRESS INC
filed 2006-02-14
CIK 1171838

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: DECEMBER 31, 2005

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date: February 10, 2005   5,701,000
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

         Consolidated Balance Sheets December 31, 2005
         and March 31, 2005............................................4

         Consolidated Statements of Operations for the three and
         nine months ended December 31, 2005 and 2004 and since
         inception December 14, 2001...................................5

         Consolidated Statement of Cash Flows for the three and
         six months ended December 31, 2005 and since inception
         December 14, 2001.............................................6

         Notes to Financial Statements.................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS................19

ITEM 3.  CONTROLS AND PROCEDURES......................................24

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................24

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..24

ITEM 3.  DEFAULTS IN SENIOR SECURITIES................................24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........24

ITEM 5.  OTHER INFORMATION............................................24

ITEM 6.  EXHIBITS.....................................................24

SIGNATURES............................................................25

                  PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The financial information beginning on the following pages below with respect to our statements of operations for the three and nine month periods ended December 31, 2005 and 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine-month period ended December 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS
                     As of December 31, 2005

                                                     Dec. 31,      March 31,
                                                       2005          2005
                                                  ------------- --------------
ASSETS                                             (Unaudited)

  Current Assets
    Cash & Cash Equivalents                       $     61,286  $      30,915
    Prepaid Expenses                                     1,079              -
                                                  ------------- --------------
      Total Current Assets                              62,365         30,915
                                                  ------------- --------------
  Fixed Assets:
    Equipment                                            9,800          9,800
    Furniture & Fixtures                                 8,100          8,100
    Less Accumulated Depreciation                       (6,140)        (3,375)
                                                  ------------- --------------
      Net Fixed Assets                                  11,760         14,525
                                                  ------------- --------------

      Total Assets                                $     74,125  $      45,440
                                                  ============= ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts Payable                                $      9,609  $       5,024
  Related Party Payable                                 35,000              -
  Note Payable                                           6,066              -
  Note Payable - Related Party                         155,998        149,151
                                                  ------------- --------------
      Total Liabilities                                206,673        154,175
                                                  ------------- --------------
STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued                                         -              -
  Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,701,000 shares                              5,701          5,701
  Paid-In Capital                                      198,837        197,900
  Deficit Accumulated During Development Stage        (337,086)      (312,336)
                                                  ------------- --------------
      Total Stockholders' Equity                      (132,548)      (108,735)
                                                  ------------- --------------

      Total Liabilities and Stockholders' Equity  $     74,125  $      45,440
                                                  ============= ==============


The accompanying notes are an integral part of these financial statements

                                JAVA EXPRESS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three and Nine Month Periods Ended December 31, 2005 and 2004
        and the Cumulative Period of December 14, 2001 (Date of Inception
                  of the Development Stage) to December 31, 2005
                                   (Unaudited)

                                                                                          Cumulative
                                                                                          Since
                                                                                          Dec. 14, 2001
                                                                                          (Inception of
                                       Three Months Ended        Nine Months Ended        Development
                                          December 31,               December 31,         Stage) to
                                  --------------------------- --------------------------- Dec. 31,
                                       2005         2004          2005          2004      2005
                                  ------------- ------------- ------------- ------------- -------------
Revenue                           $     68,650  $     41,425  $    103,650  $     41,425  $    184,463
                                  ------------- ------------- ------------- ------------- -------------
Expenses
  General & Administrative              39,313        49,680        83,021        97,127       373,280
  Sales & Marketing                      6,361        56,838        38,466        58,418       120,723
                                  ------------- ------------- ------------- ------------- -------------
Total Operating Expenses                45,674       106,518       121,487       155,545       494,003
                                  ------------- ------------- ------------- ------------- -------------

Operating Income (Loss)                 22,976       (65,093)      (17,837)     (114,120)     (309,540)

Other Income (Expenses):
  Interest                              (2,383)       (2,362)       (6,913)       (3,669)      (13,281)
  Misc Income                                -             -             -             -         2,300
  Loss on Sale of Investments                -             -             -             -       (23,019)
  Gain on Sale of Equipment                  -             -             -         4,686         6,754
                                  ------------- ------------- ------------- ------------- -------------

Income (Loss) Before Income Taxes       20,593       (67,455)      (24,750)     (113,103)     (336,786)
  Income Taxes                               -             -             -             -          (300)
                                  ------------- ------------- ------------- ------------- -------------

Net Income (Loss)                       20,593       (67,455)      (24,750)     (113,103)     (337,086)

Other Comprehensive Income (Loss)
  Unrealized (Loss) Gain on
   Available-for-Sale Securities             -       (12,956)            -       (12,963)            -
                                  ------------- ------------- ------------- ------------- -------------

Total Comprehensive Income (Loss) $     20,593  $    (80,411) $    (24,750) $   (126,066) $   (337,086)
                                  ============= ============= ============= ============= =============
Basic & Diluted Income
 (Loss) Per Share                 $       0.00  $      (0.02) $      (0.00) $      (0.03)
                                  ============= ============= ============= =============

Weighted Average Shares              5,701,000     4,501,000     5,701,000     4,501,000
                                  ============= ============= ============= =============


    The accompanying notes are an integral part of these financial statements




                                JAVA EXPRESS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Month Periods Ended December 31, 2005 and 2004
        and the Cumulative Period of December 14, 2001 (Date of Inception
                  of the Development Stage) to December 31, 2005
                                   (Unaudited)

                                                                                   Cumulative
                                                                                   Since
                                                                                   Dec. 14, 2001
                                                                                   (Inception of
                                                          Nine Months Ended        Development
                                                             December 31,          Stage) to
                                                       --------------------------- Dec. 31,
                                                           2005          2004      2005
                                                       ------------- ------------- -------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                    $    (24,750) $   (113,103) $   (337,086)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
  Net Cash Used In Operating Activities:
    Depreciation                                              2,765         3,800        20,191
    Stock Issued for Interest on Note                             -             -            98
    Gain on Sale of Equipment                                     -        (4,686)       (6,754)
    Loss on Sale of Investments                                   -             -        23,019
  Changes in Operating Assets and Liabilities:
    Increase in Prepaid Expenses                             (1,079)            -        (1,079)
    Increase in Accounts Payable                              4,585         1,698         9,609
    Increase in Accounts Payable-Related Party               35,000             -        35,000
    Increase in Accrued Interest                              6,913         3,669        12,364
                                                       ------------- ------------- -------------
       Net Cash (Used) in Operating Activities               23,434      (108,622)     (244,638)
                                                       ------------- ------------- -------------
Cash Flows From Investing Activities:
  Cash Acquired in Acquisition                                    -         6,245         6,245
  Proceeds from Sale of Equipment                                 -             -        13,045
  Purchase of Furniture & Fixtures                                -             -       (23,088)
  Purchase of Equipment                                           -             -       (53,500)
                                                       ------------- ------------- -------------
       Net Cash Provided (Used) by Investing Activities           -         6,245       (57,298)
                                                       ------------- ------------- -------------
Cash Flows From Financing Activities:
  Proceeds from Sale of Common Stock                              -             -       153,566
  Capital Contributed by Shareholder                            937             -         7,441
  Proceeds from Note Payable                                  6,000       149,961       202,215
                                                       ------------- ------------- -------------
       Net Cash Provided by Financing Activities              6,937       149,961       363,222
                                                       ------------- ------------- -------------
Net Increase In Cash                                         30,371        47,584        61,286

Cash at Beginning of Period                                  30,915         3,597             -
                                                       ------------- ------------- -------------

Cash at the End of Period                              $     61,286  $     51,181  $     61,286
                                                       ============= ============= =============


                                   [Continued]





                                JAVA EXPRESS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Month Periods Ended December 31, 2005 and 2004
        and the Cumulative Period of December 14, 2001 (Date of Inception
                  of the Development Stage) to December 31, 2005
                                   (Unaudited)
                                   [Continued]


                                                                                   Cumulative
                                                                                   Since
                                                                                   Dec. 14, 2001
                                                                                   (Inception of
                                                          Nine Months Ended        Development
                                                             December 31,          Stage) to
                                                       --------------------------- Dec. 31,
                                                           2005          2004      2005
                                                       ------------- ------------- -------------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                           $          -  $          -  $          -
    Income taxes                                       $          -  $          -  $        200


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

  Converted note payable to common stock               $          -  $          -  $     16,000
  Stock issued in acquisition                          $          -  $          -  $     27,433
  Fixed assets exchanged for investments               $          -  $          -  $     51,597
  Fixed assets exchanged for payment of notes          $          -  $          -  $     22,935
  Investments exchanged for notes                      $          -  $          -  $      6,860







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

Interim Reporting
-----------------

     The unaudited financial statements as of December 31, 2005 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern
--------------------------------------

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $337,086 for the period from December 14, 2001 (inception) to December 31, 2005 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Organization and Basis of Presentation
---------------------------------------

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

Nature of Business
------------------

     As a result of the September 29, 2004 acquisition of K-Com Business Coaching the Company has decided to change its direction. The Company will now focus on its subsidiary's activity of providing business development coaching services, business plan preparation, funding plans and PowerPoint media presentations.

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

Impairment of Long-Lived Assets
-------------------------------

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2005

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Costs
------------------

     The Company expenses advertising costs as incurred. For the period ending December 31 2005 and 2004, the Company incurred advertising and marketing costs of $38,466 and $58,418 respectively.

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

Income (Loss) per Share
-----------------------

     Basic income (loss) per share has been computed by dividing the income or loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2005 and 2004.

Recent Accounting Standards
----------------------------

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

The Company has the following tax assets:



                                                   2005           2004
                                              -------------- -------------
     Net Operating Losses                     $     106,080  $     48,620
     Valuation Allowance                           (106,080)      (48,620)
                                              -------------- -------------

                                              $           -  $          -
                                              ============== =============


     The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                   2005           2004
                                              -------------- -------------
Provision (Benefit) at US Statutory Rate      $     (57,460) $    (24,480)
Increase (Decrease) in Valuation Allowance           57,460        24,480
                                              -------------- -------------
                                              $           -  $          -
                                              ============== =============

     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has received minor revenues during the early stages of implementing its business plan and has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 4 - COMMITMENTS

     As of December 31, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. During the period ending December 31, 2005 and 2004, the Company has paid $2,000 and $0, respectively, in connection with the use of these offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     During the year ended March 31, 2005, related parties had loaned the Company $6,860 payable on demand. The notes are convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2006 at a conversion price equal to the bid price on the date of conversion. Interest has been imputed at interest rates of 6%. On March 28, 2005, the Company exchanged 15,242 shares of Imedia International, Inc. With a market price of $0.75 per share as payment on $6,860 related party notes together with interest of $612.

     During the year ended March 31, 2005, a daughter of a shareholder loaned the Company $143,700 payable on demand. The notes are convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2006 at a conversion price equal to the bid price on the date of conversion. Interest has been imputed at interest rates of 6%.

     As of December 31, 2005 and March 31, 2005, amounts due to related parties, including interest at 6%, were $155,998 and $149,151, respectively.

     During the quarter ended December 31, 2005, the Company's President provided services in the amount of $25,000. This amount has been accrued as a Related Party Accounts Payable to be paid at a point in the future when it is deemed to be most beneficial to the Company.

     During the quarter ended December 31, 2005, services in the amount of $10,000 were provided to the Company by Trio Health Sciences, Inc. whose president is the wife of a shareholder of the Company.

     During the quarter ended December 31, 2005, Dominion World Investments, a company owned by Java's President, provided $5,000 in revenue to the Company in exchange for business plan preparation services.

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

     During the quarter ended December 31, 2005, an unrelated party loaned the Company $6,000 payable on December 31, 2005. The note is convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price equal to the bid price on the date of the conversion. If there is no bid price on the date of the conversion the note shall be converted into 60,000 common shares. Interest has been imputed at interest rates of 6%.

     As of December 31, 2005, short-term notes payable were $6,066 including interest at a rate of 6%.

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

NOTE 9 - ECONOMIC DEPENDENCE

     The Company has provided services for its clients on a per job basis. There is no guarantee of future revenue from its existing clientele and therefore the Company is entirely dependent on the efforts of its President to generate interest in its services. While the Company is actively marketing its services to attract new clients, future operations of the Company may be impacted if it is unable to enter into contracts to provide future services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report, references to "Java Express," "we," "us," and "our" refer to Java Express, Inc.

Safe Harbor for Forward-Looking Statements
------------------------------------------

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

General
-------

Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. Java was unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation ("K-Com"). We have discontinued our efforts to establish a coffee shop business and are now focusing on developing K-Com's existing business coaching operations.

Results of Operations
----------------------

     Three Months Ended December 31, 2005 vs. 2004

We had $68,650 in revenues from our K-Com operations during the three months ended December 31, 2005, an approximate 60% increase over our revenues of $41,425 in our third quarter of 2004. Our third quarter of 2004 was our first quarter operating as K-Com which was acquired on September 29, 2004. Revenues therefore increased from our second quarter of 2005, which suffered from the loss of a major client.

Total operating expenses during our 2005 third quarter totaled $45,674 and included general and administrative costs of $39,313 and sales and marketing expenses of $6,361 resulting in net income from operations for the period of $22,976. Comparatively, our 2004 third quarter had $49,680 in general and administrative expenses and sales/marketing expenses of $56,838 for total expenses of $106,518 and a net operating loss for that period of $65,093. Although our general and administrative expenses decreased approximately 21% between the two years' third quarters, the sales and marketing expenses decreased significantly between those periods. This is due to significantly higher spending in the third quarter of 2004 in the gearing up of our new business operations acquired at the end of our second quarter in 2004.

Other expenses during our quarter ended December 31, 2005 include an interest expense of $2,383; in our December 31, 2004 quarter, our interest expenses was almost the same, $2,362. The interest expenses in both years third quarters are attributable to principal amount due on various notes due and payable during the periods. Our net income(loss) for our third quarter was income of

$20,593 for the three months ended December 31, 2005 compared to a $67,455 loss for that period in 2004. Our total comprehensive net income/loss for the three months ended December 31, 2005 was comprehensive income of $20,593 compared to a comprehensive loss of $80,411 in that period of 2004 which increased due to an unrealized loss on available-for-sale securities of $12,956 in that quarter.

     Nine months ended December 31, 2005 vs. 2004

Our revenues were $103,650 for the nine months ended December 31 2005, vs. $41,425 for the nine months ended December 31, 2004. More than half our revenues in our 2005 nine month period were generated in our third quarter; all of the 2004 revenues were earned in the third quarter as we had just started generating revenues from operations in our 2004 nine month period. General and administrative expenses were $83,021 in the first nine months of our fiscal year 2005 with $38,466 in marketing and sales expenses resulting in total operating expenses of $121,487 and a loss from operations of $17,837. In the first nine months of our fiscal year 2004, our general and administrative expenses were about 15% higher than that period of 2005, or $97,127; marketing expenses were also higher at $58,418 than the $38,466 in sales and marketing expenses recorded in that period of 2005. This resulted in total operating expenses of $155,545 and a loss from operations of $114,120 in that period of 2004. Operating losses were therefore significantly higher in the nine month period ended December 31, 2004 compared to the current year due to lower revenues and higher operating expenses for the period.

Other expenses for the nine months ended December 31, 2005, consisted of $6,913 in interest expenses compared to interest expenses in that period of 2004 of $3,669 which were offset by a $4,686 gain from the sale of our remaining coffee equipment. Our total comprehensive loss for the nine months ended December 31, 2005 and was $24,750, much lower than the comprehensive net loss for that period in 2004 which was $126,066 and which included a $12,963 unrealized loss on available for sale securities.

Liquidity and Capital Resources
--------------------------------

At December 31, 2005, our total current assets were $62,365 and consisted of cash and cash equivalents and a $1,079 prepaid expense on account with our EDGAR filing agent. Our fixed assets at December 31, 2005 totaled $11,760 and included $8,100 in furniture and fixtures, and $9,800 in equipment less $6,140 in accumulated depreciation. Our total assets at December 31, 2005 were $74,125.

Liabilities at December 31, 2005 totaled $206,673 and consisted of: $9,609 in accounts payable; a $155,998 convertible note payable including imputed interest owed to Shannon Kirch, a shareholder and related party; related party payables of $35,000 - $25,000 due to our President for services performed which has been accrued and $10,000 due to Trio Health Sciences (owned by a shareholder) for services; and, a note payable to a non-related party of $6,066.

Our assets increased considerably from our year end which is attributable to increased revenues and reduced operating expenses. In addition we have increased our liabilities with increases in both our accounts payable, additional loans from related parties, and the added interest on notes payable. Our cash flows in the nine month period reduced in our second quarter due to loss of revenues from our major client but increased again in our third quarter with one time services provided to a new client under a single contract. Our short term liquidity which was impacted in our last quarter by loss of a major client, improved this quarter with the cash flows from this new client. However, we will continue to face both short term and long term liquidity problems until we both broaden and increase our client base.

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

Financing Activities/Convertible Notes
---------------------------------------

We have also funded operations in the last two years through loans from both related and non-related parties as evidenced by various convertible notes:

                                 Principal
No. Principal Note Holder        Amount      Date        Status
---------------------------------------------------------------------------

1.  Kirch Communications
     (John Chris Kirch)          $  8,435     1/22/2004   Paid on 6/21/04
2.  Kirch Communications
     (John Chris Kirch)          $  4,500      3/4/2004   Paid on 6/21/04
3.  Stephanie Harnicher          $ 10,000      2/2/2004   Paid on 6/21/04
4.  Lance Musicant               $  4,510      5/7/2004   Paid on 3/28/05
5.  Lance Musicant               $  2,300      6/7/2004   Paid on 3/28/05
6.  John Chris Kirch             $  5,000     6/22/2004   Paid on 9/29/04
7.  John Chris Kirch             $  2,000     6/29/2004   Paid on 9/29/04
8.  Shannon Kirch                $143,700     8/17/2004   Past due at 12/31/05
9.  Lance Musicant               $     50     9/17/2004   Paid on 3/28/05
10. Kelly Trimble                $  6,000    10/25/2005   Past due at 12/31/05

All of the above persons/entities are considered related persons except Stephanie Harnicher and Kelly Trimble. The first three notes were paid during our first quarter of our 2004 fiscal year. On June 21, 2004, we exchanged all of our remaining coffee equipment and furniture for repayment of the first three notes payable to Mr. Kirch and Ms. Harnicher, in the aggregate principal amount of $22,935 with imputed interest of prime plus 2% and 15,242 shares of iMedia International, Inc. These shares were used in March of this year to satisfy three other notes (due our president, Lance Musicant) in the aggregate principal amount of $6,860 with imputed interest at the time of the transaction of 10%. The value of the securities at the time of the transaction was $11,000. Convertible Notes 6 and 7 were considered paid in full as part of the acquisition transaction in September of 2004.

The two remaining notes include one large note payable to Shannon Kirch which has an imputed interest rate of 6% and is considered past due. Under the terms of the note:

.. payment is due on or before December 31, 2005 (and is therefore past due); .. the holder has the option to convert the principal into common stock;
..  the conversion date is after December 31, 2005 but no later than
   December 31, 2006;
.. The conversion price shall be at a share price equal to the "bid" price of our stock on the date of conversion or, in the event we have no market for our common stock, the note can be converted into shares of our common stock at a conversion price of $0.10 per share;

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

The other unpaid note is in the principal amount of $6,000 with imputed interest of 6% and is due to Kelly Trimble, a non-related party; the note is convertible at the holder's option anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price equal to the bid price as of the date of the conversion. If there is no bid price at that date, the note shall be converted into 60,000 shares of our common stock.

Plan of Operation for the Next 12 Months
----------------------------------------

Although we anticipate revenues from our K-Com operations will continue to provide some cash flow, we will likely continue to operate at a loss. We have recovered from the loss of our major client during the second quarter which negatively impacted K-Com's revenues but suffer similar risks with new clients and with the risk that we are entirely reliant on our president to provide the services offered by K-Com. We must continue to increase revenues from existing clients and increase our client base. We will likely require additional financing to fund our operations on an ongoing basis and to develop and expand our coaching business.

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

Off Balance Sheet Arrangements
-------------------------------

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

Furthermore, we have the following immediate and specific risks:

     . We continue to be dependent on a single client: our revenues were significantly reduced last quarter due to the loss of our one major customer; although we have since increased revenues it was again from a single client; we must broaden and expand our client base or face other reductions in cash flows or even failure in our business plan

     . we depend on one individual to conduct our operations and we do not have an employment agreement with him.

     . we have operated at a loss since inception and have incurred $377,086 in net losses since that date and there is substantial doubt as to our ability to continue as a going concern

ITEM 3.  CONTROLS AND PROCEDURES

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits    Description

 2.1 Agreement and Plan of Reorganization dated September 29, 2004 between Java Express, Inc. And K-Com Business Coaching Corp.(2)
 3.1   Articles of Incorporation as amended (1)
 3.2   Bylaws (2)
10.1   Convertible Note dated 01/22/04: $8,435 (3)
10.2   Convertible Note dated 02/02/04: $10,000 (3)
10.3   Convertible Note dated 03/04/04: $4,500 (3)
10.4   Agreement re: Payment of Notes with Sale of Equipment (3)
10.5   Convertible Note dated May 7, 2004:   $4,510 (4)
10.6   Convertible Note dated June 7, 2004:  $2,300 (4)
10.7   Convertible Note dated June 29, 2004: $2,000 (4)
10.8   Convertible Note dated June 22, 2004: $5,000 (4)
10.9   Convertible Note dated August 17, 2004: $143,700 (5)
10.10  Loan Settlement Agreement, dated March 28, 2005 (6)
10.11  Convertible Note dated October 25, 2005: $6,000 *
31.1 Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.2 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

------------------------------------------------------------------------------

(1)   Filed with our initial Form 10SB Registration Statement on January 12,
      2004.
(2) Filed as Exhibit 2.0 to Form 8-K filed with the Securities and Exchange Commission on October 5, 2004
(3)   Filed with our Form 10-KSB for March 31, 2004 on July 14, 2004.
(4)   Filed with Form 10-QSB for June 30, 2004 on August 9, 2004.
(5)   Filed with Form 10-QSB for December 31, 2004 on February 14, 2005
(6)   Filed with Form 10-KSB for March 31, 2005 on June 28, 2005
 *    Filed herewith




                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            JAVA EXPRESS, INC.
                                            (Registrant)


DATE: February 13, 2006                     By: /s/ Lance Musicant
                                            ----------------------------------
                                            Lance Musicant
                                            Chief Executive and Financial
                                            Officer