Form 10KSB
period 2006-03-31
JAVA EXPRESS INC
filed 2006-07-13
CIK 1171838

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended MARCH 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.   Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $ 123,650

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have an active trading market.

As of July 1, 2006 the registrant had 5,701,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................7
Item 3.  Legal Proceedings..................................................7
Item 4.  Submission of Matters to a Vote of Security Holders................7

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Issuer Purchase of Securities......................................7
Item 6.  Management's Discussion and Analysis or Plan of Operation..........8
Item 7.  Financial Statements..............................................13
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................32
Item 8A. Controls and Procedures...........................................32
Item 8B. Other Information.................................................32

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................32
Item 10. Executive Compensation............................................34
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................35
Item 12. Certain Relationships and Related Transactions....................37
Item 13. Exhibits..........................................................40
Item 14. Principal Accountant Fees and Services............................40
Signatures.................................................................42



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

Java was unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation ("K-Com")and began developing K-Com's existing business coaching operations. On January 30, 2006, we dissolved K-Com and all its assets and liabilities were absorbed by Java Express.

Our Business
------------

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

     Competitive business conditions and our methods of competition
     ---------------------------------------------------------------

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

     Dependence on one or more major customers
     -----------------------------------------

We provide services for clients on a per job basis. Currently we have NO clients. In the past we have frequently relied on only one or two major clients and we were entirely dependent on that client. If we have only one major client, the completion of a job for that client can impact our cash flows, as it has now, if we have not secured additional and/or new clients. We are dependent on management to actively market services and attract new clients.

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

     Employees
     ---------

We have no employees at this time other than our sole director/officer, Howard Abrams, who currently perform administrative services on a part time basis; Mr Abrams became sole officer/director on May 30, 2006 upon the resignation of Lance Musicant. Mr. Howard also provides the business coaching services and devotes whatever time is necessary to service our clients and to conduct marketing. We currently do not have an employment agreement with Mr. Abrams.

     Expansion plans
     ---------------

When and if we have developed additional clients we will expand our operations by adding staff and increasing our market presence. We also intend to install additional computers, launch a web site and lease office space.

ITEM 2: DESCRIPTION OF PROPERTY

Java Express has no properties and at this time and has no agreements to acquire any properties. Currently, we utilize office space in the home of our president, Howard Abrams for administrative services as well as for our consulting service operations.


ITEM 3: LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended March 31, 2006.


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF SECURITIES

OTC Bulletin Board Listing
--------------------------

On March 21, 2005, our shares were cleared for trading on the NASD Over-the-Counter Bulletin Board (OTCBB) under the symbol "JVEX"; as of our fiscal year ended March 31, 2006, no active trading had yet developed nor is there is any guarantee that an active trading market will develop in the near future.

Holders
--------

We currently have 46 shareholders.

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

None.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

None.


ITEM 6: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION
Safe Harbor for Forward-Looking Statements
------------------------------------------

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under this "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

General
-------

Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. We were unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation. We discontinued our efforts to establish a coffee shop business and began focusing on developing K-Com's existing business coaching operations. In January 30, 2006, we dissolved K-Com Business Coaching Services and all of its assets and liabilities were absorbed Java Express and are reflected in our financial statements for the year ended March 31, 2006.

Results of Operations
---------------------

The following discussions are based on the consolidated financial statements for the years ended March 31, 2006 and 2005, for Java Express, Inc. The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item 7. Financial Statements.

   Comparison of March 31, 2006 and 2005 Fiscal Year Operations
   ------------------------------------------------------------

                                                2006               2005
                                             --------------- --------------
Revenues                                     $   123,650     $     80,813
Cost of revenue                                   39,000            6,400
Gross profit                                      84,650           74,413
Total operating expenses                         133,453          215,092
Loss from operations                             (48,803)        (140,679)
Other expenses                                     9,357           28,063
Income taxes                                           -              100
Net Loss                                         (58,160)        (168,842)
Net earnings (loss) per share                $     (0.01)      $    (0.03)

Revenues are generated by services provided and are recognized as services are performed. We had revenues of $123,650 for our year ended March 31, 2006 compared to revenues of $80,813 for the year ended March 31, 2005; approximately $20,000 of our current year's revenues were generated during our fourth quarter. Cost of our revenues was $39,000 or 31.5% during this fiscal year compared to $6,400 or 8% in the prior year. Therefore, our higher revenues in 2006 were offset by higher costs of those revenues resulting in only slightly higher profits of $84,650 for the year ended March 31, 2006 compared to $74,413 in 2005. Our higher cost of revenues this year is mostly a result of paying consultants to perform some of services directly related our revenue stream which we did not do in the prior year.

During our fiscal year ended March 31, 2006, general and administrative expenses were $66,701 and sales & marketing cost us $66,752 for total operating expenses of $133,453. Our prior year's general and administrative expenses were more than double that at $132,835 whereas our sales & marketing was $82,257, about $15,000 higher than this year. As a result our operating expenses for the year ended March 31, 2005 were $215,092, significantly higher than in the current year. During the first six months of our fiscal year ended March 31, 2005 our general and administrative were mostly associated with the development of our coffee kiosk business which was abandoned in late 2004; however, during the balance of that year we experienced higher than usual general and administrative expenses due to additional expenses incurred with the acquisition of K-Com Business Coaching Services, Inc. for legal and accounting as well as the additional expenses associated with gearing up those newly acquired operations. This year our general and administrative expenses were mostly associated with day to day operations including the legal and accounting expenses associated with our reporting obligations.

Our net operating losses for March 31, 2006 was $48,803, a significant reduction from the $140,679 operating loss recorded at our year ended March 31, 2005. Our reduced operating losses were mostly the result of increased revenues and reduced general and administrative expenses from the prior year.

Other expenses during our fiscal year ended March 31, 2006 consists of an interest expense of $9,357. In the prior year we had total other expenses of $28,063 which included a $6,063 interest expense and a loss on the sale of investments of $23,019 slightly offset by a $1,019 gain on the sale of coffee equipment. The increase in interest expense between the two years was a result of interest on two notes due and payable, both of which were past due on December 31, 2005. The loss on investments recorded in the last fiscal year was a result the satisfaction of the principal on three notes past due and payable to our president which were satisfied with available-for-sale securities. We took a write-down from the initial market value of the securities to the amount of the note's aggregate value on the date of the satisfaction.

We had a total net loss during our March 31, 2006 year of $58,160; our net loss for March 31, 2005 was almost three times that amount or $168,942.

Liquidity and Capital Resources
-------------------------------

At March 31, 2006, our total current assets were $35,036 and consisted of cash and cash equivalents of $23,536, prepaid expenses of $661 and fixed assets of $10,839 net of accumulated depreciation of $7,061.

Liabilities at March 31, 2006 totaled $200,994 and consisted of $11,487 in accounts payable, a related party notes payable of $158,350 ($143,700 principal plus imputed interest at 6%), $25,000 in unpaid services due our former president, Lance Musicant who resigned subsequent to our year end, and a note payable to a shareholder of $6,157 ($6,000 principal plus imputed interest of 6%). Both of the notes were due and payable on December 31, 2005 and have imputed interest of 6%. In addition they are convertible on or before December 31, 2006 into Java common stock as discussed further below.

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

Funding Through Convertible Notes and Services
----------------------------------------------

We have also funded operations in the last two years through loans from both related and non-related parties as evidenced by various convertible notes:

                                 Principal
No. Principal Note Holder        Amount      Date        Status
-----------------------------------------------------------------------------
1.  Kirch Communications
     (John Chris Kirch)          $  8,435     1/22/2004   Paid on 6/21/04
2.  Kirch Communications
     (John Chris Kirch)          $  4,500      3/4/2004   Paid on 6/21/04
3.  Stephanie Harnicher*         $ 10,000      2/2/2004   Paid on 6/21/04
4.  Lance Musicant               $  4,510      5/7/2004   Paid on 3/28/05
5.  Lance Musicant               $  2,300      6/7/2004   Paid on 3/28/05
6.  John Chris Kirch             $  5,000        6/22/2004   Paid on 9/29/04
7.  John Chris Kirch             $  2,000     6/29/2004   Paid on 9/29/04
8.  Shannon Kirch                $143,700     8/17/2004   Past due at 12/31/05
9.  Lance Musicant               $     50     9/17/2004   Paid on 3/28/05
10. Kelly Trimble                $  6,000    10/25/2005   Past due at 12/31/05

All of the above persons/entities are now considered related persons although both Ms. Harnicher and Mr Trimble were not considered related parties at the time their loans were made. The first three notes were paid during our first quarter of our 2004 fiscal year. On June 21, 2004, we exchanged all of our remaining coffee equipment and furniture for repayment of the first three notes payable to Mr. Kirch and Ms. Harnicher, in the aggregate principal amount of $22,935 with imputed interest of prime plus 2% and 15,242 shares of iMedia International, Inc. These shares were used in March of 2005 year to satisfy three other notes (due our then president, Lance Musicant) in the aggregate principal amount of $6,860 with imputed interest at the time of the transaction of 10%. The value of the securities at the time of the transaction was $11,000. Convertible Notes 6 and 7 were considered paid in full as part of the acquisition transaction in September of 2004.

The two remaining notes include one large note payable to Shannon Kirch which has an imputed interest rate of 6% and is considered past due. Under the terms of the note:

.. payment is due on or before December 31, 2005 (and it therefore past due); .. the holder has the option to convert the principal into common stock;
..  the conversion date is after December 31, 2005 but no later than
   December 31, 2006;
.. The conversion price shall be at a share price equal to the "bid" price of our stock on the date of conversion or, in the event we have no market for our common stock, the note can be converted into shares of our common stock at a conversion price of $0.10 per share;
.. The holder must give notice to Java during the conversion period if she desires to convert, and absent such notice, the conversion rights expire at the expiration of the conversion period;
.. we have the right to prepay all or part of the note but in the event we elect to prepay the note, Ms. Kirch must receive a 10 day notice from us granting her the election to exercise her conversion rights.

The other unpaid note is in the principal amount of $6,000 with imputed interest of 6% and is due to Kelly Trimble, who is considered an affiliate by virtue of ownership of approximately 16.67% of our outstanding stock; the note is convertible at the holder's option anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price equal to the bid price as of the date of the conversion. If there is no bid price at that date, the note shall be converted into 60,000 shares of our common stock.

We also were provided services by Lance Musicant who served as and officer and director from inception through the end of our March 31, 2006 fiscal year.
Mr. Musicant performed services valued at $29,000 and was owed $25,000 at March 31, 2006. The unpaid services are not the subject of a written note and have been recorded as a liability.

Plan of Operation for the Next 12 Months
----------------------------------------

At this time we have no clients, and, as a result no cash flows from operations; we continue to operate at a loss. We must seek new clients to generate revenues and we will likely require additional financing to fund our operations on an ongoing basis and to develop our business coaching business.

During the next twelve months we believe that our current cash needs can be met in one or more of the following: (1) cash flows from operations, (2) loans from our sole director/officer, stockholders or other parties, (3) private placements of our common stock, and (4) through alternative financing from third parties. In the past, we have received loans from both related and non-related parties. Some of these parties have indicated possible willingness in the future to advance additional funds. However, there are no written agreements with these parties regarding loans or advances and they are not obligated to provide any funds. If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. However, we do not have any commitments or specific understandings from any of the foregoing parties or from any other individual, in writing or otherwise, regarding any loans or advances or the amounts.

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

In addition, although management is not actively seeking new business opportunities, certain shareholders have indicated their intention to introduce possible merger/acquisition candidates to Java Express. Management will consider these opportunities when and if presented.

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


Furthermore, we have the following immediate and specific risks:

     . we currently have no clients or contracts; we frequently rely on only one or two clients for our revenues which are negatively impacted when our services are completed; we have no cash flows from operations as of this date and cannot say when or if we will have new clients;

     . we depend on one individual to conduct our operations and we do not have an employment agreement with him;

     . we have incurred net losses of approximately $370,496 since inception and there is substantial doubt as to our ability to continue as a "going concern."


ITEM 7: FINANCIAL STATEMENTS

Our audited financial statements for March 31, 2006 follow.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)

                               -:-

                   INDEPENDENT AUDITOR'S REPORT

                     MARCH 31, 2006 AND 2005



                             CONTENTS


                                                                      Page

Independent Auditor's Report...........................................F-1

Balance Sheet
  March 31, 2006 and 2005..............................................F-3

Statements of Operations for the
  Years Ending March 31, 2006 and 2005 and the Cumulative
  Period December 14, 2001 (inception) to March 31, 2006...............F-4

Statement of Stockholders' Equity
  Since December 14, 2001 (inception) to March 31, 2006................F-5

Statements of Cash Flows for the
  Year Ending March 31, 2006 and 2005 and the Cumulative
  Period December 14, 2001 (inception) to March 31, 2006...............F-7

Notes to Financial Statements..........................................F-9

                                                       R H
______________________________________________________________________________
Robison, Hill & Co.                           Certified Public Accountants
A Professional Corporation


                   INDEPENDENT AUDITOR'S REPORT

Java Express, Inc.
(A Development Stage Company)

     We have audited the accompanying balance sheet of Java Express, Inc. (a development stage company) as of March 31, 2006, and the related statements of operations and cash flows for the years ended March 31, 2006 and 2005 and the cumulative since December 14, 2001 (inception) to March 31, 2006, and the statement of stockholders' equity since December 14, 2001 (inception) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Java Express, Inc. (a development stage company) as of March 31, 2006 and the results of its operations and its cash flows for the years ended March 31, 2006 and 2005 and the cumulative since December 14, 2001 (inception) to March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.






1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

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

                                Respectfully submitted,


                                /s/ Robison, Hill & Co.
                                Certified Public Accountants

Salt Lake City, Utah
July 12, 2006

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                          March 31, 2006


                              ASSETS


Current Assets
  Cash & Cash Equivalents                               $      23,536
  Prepaid Expenses                                                661
                                                        --------------
    Total Current Assets                                       24,197
                                                        --------------
Fixed Assets:
  Equipment                                                     9,800
  Furniture & Fixtures                                          8,100
  Less Accumulated Depreciation                                (7,061)
                                                        --------------
    Net Fixed Assets                                           10,839
                                                        --------------

    Total Assets                                        $      35,036
                                                        ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                      $      11,487
  Related Party Accounts Payable                               25,000
  Related Party Note Payable                                  164,507
                                                        --------------
    Total Current Liabilities                                 200,994
                                                        --------------
STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.001
   Authorized 10,000,000 shares
   No shares issued                                                 -
  Common Stock, Par value $.001
   Authorized 50,000,000 shares,
   Issued 5,701,000 shares                                      5,701
  Paid-In Capital                                             198,837
  Deficit Accumulated During Development Stage               (370,496)
                                                        --------------
    Total Stockholder's Equity                               (165,958)
                                                        --------------

    Total Liabilities and Stockholder's Equity          $      35,036
                                                        ==============


The accompanying notes are an integral part of these financial statements

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
           For the Years Ended March 31, 2006 and 2005
and the Cumulative Period of December 14, 2001 (Date of Inception
           of the Development Stage) to March 31, 2006



                                                                Cumulative
                                                                Since
                                                                Dec. 14, 2001
                                                                (Inception of
                                                                Development
                                        For the Years Ended     Stage) to
                                             March 31,          March 31,
                                         2006        2005       2006
                                    ------------- ------------- --------------

Revenue                             $    123,650  $     80,813  $     204,463

Cost of Goods Sold                        39,000         6,400         45,400
                                    ------------- ------------- --------------

Gross Profit                              84,650        74,413        159,063
                                    ------------- ------------- --------------
Expenses
  General & Administrative                66,701       132,835        350,560
  Sales & Marketing                       66,752        82,257        149,009
                                    ------------- ------------- --------------
Total Operating Expenses                 133,453       215,092        499,569
                                    ------------- ------------- --------------

Operating Income (Loss)                  (48,803)     (140,679)      (340,506)

Other Income (Expenses):
  Interest                                (9,357)       (6,063)       (15,725)
  Misc. Income                                 -             -          2,300
  Loss on Sale of Investments                  -       (23,019)       (23,019)
  Gain on Sale of Equipment                    -         1,019          6,754
                                    ------------- ------------- --------------

Income (Loss) Before Income Taxes        (58,160)     (168,742)      (370,196)
   Income Taxes                                -          (100)          (300)
                                    ------------- ------------- --------------

Net Income (Loss)                   $    (58,160) $   (168,842) $    (370,496)
                                    ============= ============= ==============
Basic & Diluted
 Income (Loss) Per Share            $      (0.01) $      (0.03)
                                    ============= =============

Weighted Average Shares                5,701,000     5,401,000
                                    ============= =============


The accompanying notes are an integral part of these financial statements

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS EQUITY
      Since December 14, 2001 (Inception) to March 31, 2006


                                                                  Deficit
                                                                  Accumulated
                                                                  Since
                                                                  December 14,
                                                                  2001
                                                       Additonal  Inception of
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


                           [Continued]

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS EQUITY
      Since December 14, 2001 (Inception) to March 31, 2006
                           (Continued)


                                                                  Deficit
                                                                  Accumulated
                                                                  Since
                                                                  December 14,
                                                                  2001
                                                       Additonal  Inception of
                                    Common Stock       Paid-In    Development
                                Shares     Par Value   Capital    Stage
                             -------------- ---------- ---------- ------------


July 9, 2003, Common stock
 issued for cash                     5,000          5      2,495            -

July 17, 2003, Common stock
 issued for cash                     8,000          8      3,992            -

July 23, 2003, Common stock
 issued for cash                     1,600          2        798            -

Contributed capital                      -          -         58            -

Net Loss                                 -          -          -      (71,761)
                             -------------- ---------- ---------- ------------

Balance at March 31, 2004        4,501,000      4,501    167,221     (143,494)

September 29, 2004 Common
 stock issued for acquisition
 of K-Com Business Coaching      1,200,000      1,200     26,233            -

Contributed capital                      -          -      4,446            -

Net Loss                                 -          -          -     (168,842)
                             -------------- ---------- ---------- ------------
Balance at March 31, 2005        5,701,000      5,701    197,900     (312,336)

Contributed capital                      -          -        937            -

Net Loss                                 -          -          -      (58,160)
                             -------------- ---------- ---------- ------------

Balance at March 31, 2006        5,701,000  $   5,701  $ 198,837  $  (370,496)
                             ============== ========== ========== ============


The accompanying notes are an integral part of these financial statements


                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
           For the Years Ended March 31, 2006 and 2005
and the Cumulative Period of December 14, 2001 (Date of Inception
           of the Development Stage) to March 31, 2006


                                                                        Cumulative
                                                                        Since
                                                                        Dec. 14, 2001
                                                                        (Inception of
                                                                        Development
                                                For the Years Ended     Stage) to
                                                     March 31,          March 31,
                                                 2006        2005       2006
                                            ------------- ------------- --------------
Cash Flows From Operating Activities:
  Net Income (Loss)                         $    (58,160) $   (168,842) $    (370,496)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Net Cash Used In Operating Activities:
     Depreciation                                  3,686         6,245         21,112
     Stock Issued for Interest on Note                 -             -             98
     Gain on Sale of Equipment                         -        (1,019)        (6,754)
     Loss on Sale of Investments                       -        23,019         23,019
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Prepaid Expenses        (661)            -           (661)
     Increase (Decrease) in Accounts Payable       6,462         1,200         11,486
     Increase (Decrease) in Accounts
       Payable-Related Party                      25,000             -         25,000
     Increase (Decrease) in Accrued Interest       9,357         5,451         14,808
                                            ------------- ------------- --------------
Net Cash Used in Operating Activities            (14,316)     (133,946)      (282,388)
                                            ------------- ------------- --------------
Cash Flows From Investing Activities:
  Cash Acquired in Acquisition                         -         6,245          6,245
  Proceeds from Sale of Equipment                      -             -         13,045
  Purchase of Furniture & Fixtures                     -        (3,500)       (23,088)
  Purchase of Equipment                                -        (3,000)       (53,500)
                                            ------------- ------------- --------------
Net Cash Used in Investing Activities                  -          (255)       (57,298)
                                            ------------- ------------- --------------
Cash Flows From Financing Activities:
  Proceeds from Sale of Common Stock                   -             -        153,566
  Capital Contributed by Shareholder                 937         4,446          7,441
  Proceeds from Note Payable                       6,000       157,073        202,215
                                            ------------- ------------- --------------
Net Cash Provided by Financing Activities          6,937       161,519        363,222
                                            ------------- ------------- --------------

Net (Decrease) Increase In Cash                   (7,379)       27,318         23,536
Cash at Beginning of Period                       30,915         3,597              -
                                            ------------- ------------- --------------

Cash at the End of Period                   $     23,536  $     30,915  $      23,536
                                            ============= ============= ==============


                           [Continued]

                               F-7

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
           For the Years Ended March 31, 2006 and 2005
and the Cumulative Period of December 14, 2001 (Date of Inception
           of the Development Stage) to March 31, 2006
                           [Continued]


                                                                        Cumulative
                                                                        Since
                                                                        Dec. 14, 2001
                                                                        (Inception of
                                                                        Development
                                                For the Years Ended     Stage) to
                                                     March 31,          March 31,
                                                 2006        2005       2006
                                            ------------- ------------- --------------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                $          -  $          -  $           -
    Income taxes                            $          -  $        100  $         300


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

  Converted note payable to common stock    $          -  $          -  $      16,000
  Stock issued in acquisition               $          -  $          -  $      27,433
  Fixed assets exchanged for investments    $          -  $          -  $      51,597
  Fixed assets exchanged for payment
    of notes                                $          -  $          -  $      22,935
  Investments exchanged for notes           $          -  $          -  $       6,860







The accompanying notes are an integral part of these financial statements

                               F-8

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

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $370,496 for the period from December 14, 2001 (inception) to March 31, 2006 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

     On January 30, 2006, the Company determined that it would be in its best interest to dissolve its wholly-owned subsidiary, K-Com Business Coaching Corp. All of the assets and liabilities of K-Com were absorbed by the Company and are reflected in its financial statements for the year ended March 31, 2006.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business
------------------

     As a result of the September 29, 2004 acquisition of K-Com Business Coaching the Company decided to change its direction. The Company is now focusing on providing business development coaching services, business plan preparation, funding plans and PowerPoint media presentations.

Cash and Cash Equivalents
-------------------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Fair Value of Financial Instruments
-----------------------------------

     The carrying amounts reported in the accompanying financial statements for cash, other current assets, accounts payable and notes payable approximate their fair values because of the immediate or short-term maturities of these financial instruments.

Revenue Recognition
-------------------

     Revenue is recognized as services are performed.

Property and Equipment
----------------------

     Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 to 7 years. Depreciation expense for the years ended March 31, 2006 and 2005 was $3,686 and $6,245 respectively

     Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Impairment of Long-Lived Assets
-------------------------------

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of March 31, 2006.

Advertising Costs
------------------

     The Company expenses advertising costs as incurred. For the period ending March 31 2006 and 2005, the Company incurred advertising and marketing costs of $66,752 and $82,257 respectively.

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

Income (Loss) per Share
-----------------------

     Basic income (loss) per share has been computed by dividing the income or loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2006 and 2005.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards
---------------------------

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

NOTE 2 - INCOME TAXES

     As of March 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $345,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

The Company has the following tax assets:

                                                     2006          2005
                                                ------------- -------------
     Net Operating Losses                       $    117,000  $    106,080
     Capital Losses                                    7,800         7,800
     Valuation Allowance                            (124,800)     (113,880)
                                                ------------- -------------
                                                $          -  $          -
                                                ============= =============

     The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:



                                                     2006           2005
                                                ------------- -------------
     Provision (Benefit) at US Statutory Rate   $    (19,774) $    (57,460)
     Net Operating Losses                             18,856        42,597
     Other                                               918        14,863
                                                ------------- -------------
                                                $          -  $          -
                                                ============= =============

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 2 - INCOME TAXES (Continued)

     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income. The valuation allowance increased by $10,920 and $57,460 during the years ended March 31, 2006 and 2005 respectively.

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

NOTE 4 - COMMITMENTS

     As of March 31, 2006, all activities of the Company were conducted by corporate officers from either their homes or business offices. During the two-month period of April 1, 2005 through May 31, 2005 the Company paid $2,000 for rent of an office unrelated to its officers and directors. In the periods before and after this period the Company has utilized the homes and offices of its officers and directors. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

     During January and March 2004, a related party loaned the Company $12,935, with an imputed interest of prime plus 2 percent, due and payable June 30, 2004. The holder of the note had the option to convert the entire amount or any portion thereof into common stock. The note could have been converted anytime after June 30, 2004 but no later than December 31, 2005 at a share price equal to the bid price or if there is no bid price, a total of 150,000 common shares. On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share in repayment of its $12,935 related note payable and a $10,000 short term note payable. A gain on sale of equipment of $1,019 was recorded in the statement of operations for the year ended March 31, 2005

     During the year ended March 31, 2005, related parties loaned the Company $6,860 payable on demand. The notes were convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2006 at a conversion price equal to the bid price on the date of conversion. Interest has been imputed at an interest rate of 6%. On March 28, 2005, the Company exchanged 15,242 shares of Imedia International, Inc. with a market price of $0.75 per share as payment in full on the $6,860 related party note together with interest of $612. A realized loss on sale of investments of $23,019 was recorded in the statement of operations for the year ended March 31, 2005.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

     During the year ended March 31, 2005, a daughter of Chris Kirch, a shareholder and consultant to the Company, loaned the Company $143,700 payable on demand. The notes are convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2006 at a conversion price equal to the bid price on the date of conversion. Interest has been imputed at an interest rate of 6%. The Company recorded interest expense of $9,199 and $5,451 for the years ended March 31, 2006, and 2005 respectively.

     During the year ended March 31, 2006, Kelly Trimble a shareholder of the Company, loaned the Company $6,000 payable on December 31, 2005. The note is convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price equal to the bid price on the date of the conversion. If there is no bid price on the date of the conversion the note shall be converted into 60,000 common shares. Interest has been imputed at an interest rate of 6%. The Company recorded interest expense of $158 for the year ended March 31, 2006. On May 23, 2006 Kelly Trimble purchased 750,000 shares of the Company in a private transaction.

     As of March 31, 2006 notes due to related parties, including interest at 6%, were $164,507.

     During the year ended March 31, 2005, the Company paid $2,800 to a daughter of Chris Kirch, a shareholder and consultant to the Company for services rendered.

     During the year ended March 31, 2005, the Company paid $300 to Chris Kirch, a shareholder and consultant to the Company for consulting services.

     During the year ended March 31, 2006, the Company's former President, Lance Musicant, provided services in the amount of $29,000. Of this amount, $4,000 was paid to Mr. Musicant and $25,000 has been accrued as a Related Party Accounts Payable to be paid at a point in the future when it is deemed to be most beneficial to the Company.

     During the year ended March 31, 2006, the Company paid $11,600 for business coaching and marketing services provided to the Company by Trio Health Sciences, Inc. whose president is the wife of Chris Kirch, a shareholder and consultant to the Company.

     During the year ended March 31, 2006, Dominion World Investments, a company owned by Java's President, Lance Musicant, provided $5,000 in revenue to the Company in exchange for business plan preparation services. Subsequent to March 31, 2006 Lance Musicant resigned from both companies and is no longer owner or president.

     During the year ended March 31, 2006, the Company paid $18,361 for marketing services provided to the Company by JC Monavie Mission, Inc. whose president is Chris Kirch, a shareholder and consultant to the Company.

     During the years ended March 31, 2006 and 2005, the Company paid $15,604 and $10,543 respectively for marketing services provided to the Company by Noble Quests, Inc. whose president is the daughter of Chris Kirch, a shareholder and consultant to the Company.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 6 - SHORT-TERM NOTES PAYABLE

     On February 2, 2004, an unrelated party loaned the Company $10,000, with an imputed interest of prime plus 2 percent, due and payable June 30, 2004. The holder of the note had the option to convert the entire amount or any portion thereof into common stock. The note could have been converted anytime after June 30, 2004 but no later than December 31, 2005 at a share price equal to the bid price or if there is no bid price, a total of 110,000 common shares. On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share in repayment of its $12,935 related note payable and a $10,000 short term note payable. A gain on sale of equipment of $1,019 was recorded in the statement of operations for the year ended March 31, 2005

     As of March 31, 2006, short-term notes payable were $0.

NOTE 7 - INVESTMENTS

Available-for-Sale Securities
-----------------------------

     On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share and repayment of its $12,935 related note payable and $10,000 short-term note payable. On March 28, 2005, the Company exchanged the 15,242 shares of Imedia International, Inc. with a market price of $0.75 per share as payment in full on $6,860 related party notes together with interest of $612. A realized loss on sale of investments of $23,019 was recorded in the statement of operations for the year ended March 31, 2005.

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

NOTE 8 - COMMON STOCK TRANSACTIONS (Continued)

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

During the fourth quarter of the year ended March 31, 2006 there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.


ITEM 8B:  OTHER INFORMATION

Subsequent to our year end, on June 1, 2006, we filed a Form 8K current report reporting the resignation of Lance Musicant as our President and sole director and the appointment of Howard Abrams to those positions. Mr. Abrams was already a key person for Java Express and a principal in K-Com at the time of its acquisition through its dissolution in January of 2006.


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

     NAME                AGE    POSITION                 SINCE
     ----------------------------------------------------------

     Howard Abrams       46     Director
                                President, CEO           MAY 2006
                                Secretary, and CFO,

Howard Abrams did not serve as an officer director during our fiscal year ended March 31, 2006, having assumed the above positions upon the resignation of Lance Musicant on May 30, 2006. Lance Musicant was our sole director from inception in December of 2001 until that date.

Business Experience of Officer/Director
---------------------------------------

Howard Abrams is currently our sole director, CEO, CFO, President and Secretary. He served as an officer and director of K-Com, which we acquired on September 29, 2004, and performed consulting services through K-Com since prior to our acquisition of the business. He has been a self-employed business consultant to many private corporations since 1997 although began performing those services through K-Com in mid July 2004. Prior to that he had extensive experience in business including the development and ownership of a retail appliance chain, and by serving as an officer of several corporations. Mr. Abrams studied mathematics and psychology at Brigham Young University in Provo, Utah.

Lance Musicant served as our President and sole director during the period covered by this report and since our inception. He resigned those positions on May 30, 2006. From 2000-2003, he served as Vice-President of BioGenetec, a corporation developing an herbal allergy medication located in Newport Beach, California. He managed day-to day operations for the company including production and business development, marketing and administration. Mr. Musicant was the managing partner of Musicant Management from 1996 - 2002. Musicant Management was a California sole proprietorship which furnished consulting and management for small businesses including a coffee shop dba the Coffee Gallery. Lance Musicant started and managed the Coffee Gallery, a 1,200 sq. foot coffee shop in Santa Ana, California in 1997 through 2000 when it closed. He oversaw daily operations, accounting, buying and management of 6 employees. From 2000 to the present, Mr. Musicant has also been an independent business consultant and financial planner. Mr. Musicant has a BS in Computers and a Masters in Business Administration. He graduated SUMMA CUM LAUDE with honors in 1982 and 1990 respectively from the University of San Moritz in London, England.

Involvement in Other Public Companies.
-------------------------------------

There is no involvement of Howard Abrams in any public companies.

Significant Employees
---------------------

We have no employees other than our sole officer/director in that he performs most of our day to day operations, our consulting services and administrative tasks.

No Involvement in Certain Legal Proceedings
-------------------------------------------

During the past five years, no director:

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended March 31, 2006, we believe that all required forms were filed timely.

Code of Ethics
--------------

We have adopted a code of ethics for our principal financial, executive and accounting officer(s), and other persons performing such similar functions which has been previously filed as an exhibit to our Form 10-KSB for our year ended March 31, 2004.


ITEM 10: EXECUTIVE COMPENSATION

Compensation of Executive Officers/CEO
---------------------------------------

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Musicant performed $29,000 in services during the year ended March 31, 2006. He received $4,000 and we have recorded $25,000 in unpaid compensation. Lance Musicant served as CEO during the March 31, 2006 year ended and since 2001. Mr. Musicant did not receive any compensation in the prior years. Howard Abrams, our current CEO, did not begin serving as CEO until subsequent to our year end.

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


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management
--------------------------------

The following table sets forth the share holdings of our sole director and executive officers as of the current date, based on 5,701,000 shares issued and outstanding. Each of these persons has sole investment and sole voting power over the shares indicated. All share are common shares.


                            Management
                            ----------

                           No. of Shares
Name, Address              Beneficially
and Position               Owned (1)         Percent of Class
----------------------------------------------------------------------------

  Howard Abrams(2)           1,000,000                17.54%
  3125 East Kennedy Dr.
  Suite 703
  Salt Lake City, Utah 84108
  Director, President
  Chief Executive &
  Financial Officer

  Officers and Directors     1,000,000                17.54%
  as a Group (1 person)

(1)   Share ownership is direct
(2) As of our year ended March 31, 2006, these positions were held by Lance Musicant who resigned on May 30, 2006. Lance Musicant owned 1,000,000 shares or 17.54% at our year end which he has since sold (See table below.)

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth the stock holdings of those persons who are known to us to be the beneficial owners of more than 5% of our common stock as of the current date, based on 5,701,000 shares issued and outstanding. Each of these persons has sole investment and sole voting power over the shares indicated. All shares are common shares.

                    Certain Beneficial Owners
                     ------------------------

                           No. of Shares
Name, Address              Beneficially
and Position               Owned (1)         Percent of Class
----------------------------------------------------------------------------

  Mark Sansom(2)             1,000,000(2)         17.54%
  4985 Memory Lane
  Salt Lake City UT 84117

  Kelly Trimble(3)             950,000            16.67%
  175 So. Main St. #1230
  Salt Lake City UT 84111

  Joshua Musicant(3)           400,000             7.02%
  1855 Sherington Pl.
  #M-102
  Newport Beach, CA 92663

  Wallapha Saipreecha          400,000             7.02%
  575 Oakmont Pl #2703
  Las Vegas NV 89109

  Michael Fischella            300,000             5.26%
  1855 Sherington Pl.
  #M-102
  Newport Beach, CA 92663

  Nick Fischella               300,000             5.26%
  1855 Sherington Pl.
  #M-102
  Newport Beach, CA 92663

  Dominion World               300,000             5.26%
  Investments (5)
  3945 So. Wasatch Dr.
  Salt Lake City, Utah 84124

  Howard Abrams(6)           1,000,000            17.54%
  3125 East Kennedy Dr.
  Suite 703
  Salt Lake City, Utah 84108

(1) All share ownership is direct except 200,000 shares of Kelly Trimble are held in the name of Dustin Graves.
(2) Mark Sansom acquired these shares from Lance Musicant who resigned as an officer director subsequent to our year end on May 30, 2006.
(3) Kelly Trimble purchased 750,000 of these shares from Allen Musicant, a former officer, in a private transaction on May 23, 2006. As of our year end Allen Musicant owned 1,000,000 shares or 17.54%. He sold the other 250,000 shares to another individual. Kelly Trimble has the right to acquire an additional 60,000 shares of our stock under a convertible note.
(4)   Joshua Musicant is a cousin of our former president, Lance Musicant.
(5) Dominion World Investments is an entity controlled by Sheldon Cohen; and, for a short period of time, Lance Musicant controlled it.
(6) Sole officer/director of Java since the resignation of Lance Musicant subsequent to our year end on March 31, 2006.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants. However there are two outstanding notes with conversion privileges.

Change in Control
-----------------

Subsequent to our year end, on May 23, 2006, Kelly Trimble and Mark Sansom who now owns 16.67% and 17.54% respectively of our outstanding shares, made it known their intention to introduce potential acquisition candidates to Java Expess, Inc., which could, if consummated, result in a change in control. As of this date there are no understandings or commitments regarding any such transaction. However, if a favorable situation were to present itself through Mr. Trimble, or Mr. Sansom, or another individual, it could result in a change of control.

Other than the above, to the best of our knowledge, there are no contractual arrangements or pledges of our securities which may at a subsequent date result in a change of our control.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management
-----------------------------

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

The following transactions occurred with management/5% shareholders in the last three years, none of which exceeded $60,000 value:

..     Mr. Lance Musicant a former officer/director, was a party to three notes with an aggregate principal of $6,860 for funds advanced to us during 2004. The notes were due and payable on December 31, 2004 were paid with available-sale-securities valued at the time of the transaction (March 28, 2005) at $11,000. During the period ended March 31, 2006, he received $2,000 for use of his home as Java's office. He did not receive rent during prior years. During the same period he performed $29,000 in services; he was paid $4,000 and $25,000 are due and owing.

..     Howard Abrams became an affiliate as a result of the acquisition of
      K-Com in September of 2004; he now owns a little over 17% of Java and is our sole director/officer. Although he receives compensation for services consulting services performed, there is no employment agreement in effect and the value of any services performed was less than $60,000; it is anticipated to be less than $60,000 in our next fiscal year; and, is at a rate that is considered fair in the industry.

..     Subsequent to our March 31, 2006 year end, Kelly Kimble became a
      16% shareholder through the purchase of 750,000 shares of common stock owned by Allen Musicant, a former officer. Mr Trimble purchased these shares for investment purposes, may purchase additional shares from other shareholders, and intends to introduce possible acquisition candidates to Java. Mr. Trimble loaned us $6,000 during the year, prior to becoming an affiliate, under a convertible note.

..     Subsequent to our March 31, 2006 year end, Mark Sansom purchased
      1,000,000 shares from our then former president, Lance Musicant, in a private transaction; Mr. Sansom purchased the shares for investment purposes but intends to present potential acquisitions to Java.

..     Dominion World Investments provided $5,000 in revenue to us in exchange for business plan preparation services; Dominion is a 5% shareholder.

Transactions with Promoters
---------------------------

The following persons can be considered promoters and have been involved with Java Express, Inc. either directly or indirectly in the last three years:

     . Our former officers, Allen and Lance Musicant, to the extent that such individuals are founders and organizers and able to direct our business operations, and whose transactions with Java Express are discussed above; and

     .     Mr. John Chris Kirch who could be considered a promoter because he
           (1) assisted us in incorporation and acted as our resident agent temporarily through Zurickirch Corp., a company which he was sole director of; (2) acted as our registered selling agent in our State of Nevada offering conducted under Rule 504; (3)occasionally provided us with consulting services on business strategies and development; (4)loaned us $16,000 in April 2003 through a company then controlled by him, Dominion World Investments; (5) loaned us $12,935 during our year ended March 31, 2004 through a company controlled by him, Kirch Communications; and (6) loaned us $7,000 in June of 2004. Mr. Kirch has performed consulting services for us at various times either himself or through entities controlled by him or, his wife, Stephanie Harnicher. Mr. Kirch did not receive any compensation for his initial services of incorporation or in his temporary capacity as resident agent; nor did he receive compensation as our selling agent in our offering. He resigned from Dominion World Investment prior to that loan being repaid (in stock) in July of 2003. The terms of his notes are discussed below. Mr. Kirch received approximately $300 during the year ended March 31, 2005 for services; during the year ended March 31, 2006, he received $18,361 for marketing services performed through JC Monavie Mission, Inc. and his wife, Ms. Harnicher, received $11,600 for business coaching services performed through Trio Health Sciences, Inc.

     . Shannon Kirch, is the daughter of John Chris Kirch and therefore could be considered a related party; she loaned us $143,500 on August 17, 2004. She also provided marketing services totaling $26,147 in the past two years through Noble Quest, Inc.

The foregoing are the only promoters of Java Express. Other than the transactions discussed above (and further detailed under "Convertible Notes" below) and under "Transactions with Management", there have been no transactions with promoters. Management believes that the transactions with related parties, including those with Mr. Kirch, his wife and daughter, are on terms that are as favorable to us as those generally available from unaffiliated third parties except that the satisfaction of Lance Musicant's notes was slightly more favorable to Mr. Musicant than Java Express.

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

      Kelly Trimble Note
      ------------------

Mr. Kelly Trimble, who became an affiliate subsequent to our year end, loaned us $6,000 during our fiscal year. The terms of the note are discussed under "ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS . . ., Convertible Notes" on page
8. Mr. Kimble was not an affiliate at the time the loan was made.

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

ITEM 13: EXHIBITS

Exhibits    Description
---------   -----------

 2.1 Agreement and Plan of Reorganization dated September 29, 2004 between Java Express, Inc. and K-Com Business Coaching Corp.(2)
 3.1   Articles of Incorporation as amended (1)
 3.2   Bylaws (2)
10.1   Convertible Note dated 01/22/04: $8,435 (3)
10.2   Convertible Note dated 02/02/04: $10,000 (3)
10.3   Convertible Note dated 03/04/04: $4,500 (3)
10.4   Agreement re: Payment of Notes with Sale of Equipment
10.5   Convertible Note dated May 7, 2004:   $4,510 (4)
10.6   Convertible Note dated June 7, 2004:  $2,300 (4)
10.7   Convertible Note dated June 29, 2004: $2,000 (4)
10.8   Convertible Note dated June 22, 2004: $5,000 (4)
10.9   Convertible Note dated August 17, 2004: $143,700 (5)
10.10  Convertible Note dated October 25, 2005: $6,000 (8)
10.11  Loan Settlement Agreement, dated March 28, 2005 (7)
14.1   Code of Ethics (3)
21.1   Subsidiaries (7)
31.1   Chief Executive Officer Certification *
31.2   Chief Financial Officer Certification *
32.1   Section 1350 Certification *
------------------------------------------------------------------------------
(1)   Filed with our initial Form 10SB Registration Statement on January 12,
      2004.
(2) Filed as Exhibit 2.0 to Form 8-K filed with the Securities and Exchange Commission on October 5, 2004
(3)   Filed with our Form 10-KSB for March 31, 2004 on July 14, 2004.
(4)   Filed with Form 10QSB for June 30, 2004 on August 9, 2004.
(5)   Filed with Form 10QSB for December 31, 2004 on February 14, 2005
(7)   Filed with Form 10KSB for March 31, 2005 on
(8)   Filed with Form 10QSB for December 31, 2005 on February 14, 2006


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our Form 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $ 11,420 for our year ended March 31, 2005 and $20,165 for our fiscal year ended March 31, 2006.

Audit-Related Fees
------------------

There were no fees for other audit related services for our fiscal years ended March 31, 2005 and 2006.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $250 for fiscal year ended March 31, 2005 and $200 for fiscal year ended March 31, 2006 and consisted of tax preparation services.

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


Date: July 13, 2006                  JAVA EXPRESS, INC.

                                     /s/ Howard Abrams
                                  By:_________________________________________
                                     Howard Abrams
                                     President and Director
                                     Principal Executive and Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 13, 2006                  /s/ Howard Abrams
                                     _________________________________________
                                     Howard Abrams
                                     President and Director
                                     Principal Executive and Financial Officer