Form 10QSB
period 2006-06-30
JAVA EXPRESS INC
filed 2006-08-08
CIK 1171838

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: JUNE 30, 2006

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date: AUGUST 1, 2006   5,701,000
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

         Balance Sheets June 30, 2006..................................4

         Statements of Operations for the Three Months
         Ended June 30, 2006 and 2005 and since inception
         December 14, 2001.............................................5

         Statements of Cash Flows for the Three Months
         Ended June 30, 2006 and 2005 and since
         inception December 14, 2001...................................6

         Notes to Financial Statements.................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS................17

ITEM 3.  CONTROLS AND PROCEDURES......................................21

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................22

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..22

ITEM 3.  DEFAULTS IN SENIOR SECURITIES................................22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........22

ITEM 5.  OTHER INFORMATION............................................22

ITEM 6.  EXHIBITS.....................................................22

SIGNATURES............................................................24

                 PART I - FINANCIAL INFORMATION


ITEM 1.  UNAUDITED FINANCIAL STATEMENTS



                        JAVA EXPRESS, INC.

                  (A Development Stage Company)

                 Unaudited Financial Statements

                          June 30, 2006

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                          June 30, 2006

                              ASSETS



Current Assets

Cash & Cash Equivalents                                   $         962
                                                          --------------

   Total Current Assets                                             962
                                                          --------------
Fixed Assets:

Equipment                                                         9,800
Furniture & Fixtures                                              8,100
Less Accumulated Depreciation                                    (7,983)
                                                          --------------
   Net Fixed Assets                                               9,917
                                                          --------------

   Total Assets                                           $      10,879
                                                          ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                          $         412
Related Party Accounts Payable                                   25,000
Related Party Note Payable                                      178,228
                                                          --------------

   Total Current Liabilities                                    203,640
                                                          --------------
STOCKHOLDERS' EQUITY

Preferred Stock, Par value $.001
   Authorized 10,000,000 shares
   No shares issued                                                   -
Common Stock, Par value $.001
   Authorized 50,000,000 shares,
   Issued 5,701,000 shares                                        5,701
Paid-In Capital                                                 199,017
Deficit Accumulated During Development Stage                   (397,479)
                                                          --------------

   Total Shareholders' Equity                                  (192,761)
                                                          --------------

   Total Liabilities and Shareholders' Equity             $      10,879
                                                          ==============


The accompanying notes are an integral part of these financial statements

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
        For the Three Months Ended June 30, 2006 and 2005
and the Cumulative Period of December 14, 2001 (Date of Inception
            of the Development Stage) to June 30, 2006


                                                                Cumulative
                                                                Since
                                                                Dec. 14, 2001
                                                                (Inception of
                                                                Development
                                    For the Three Months Ended  Stage) to
                                              June 30,          June 30,
                                         2006          2005     2006
                                    ------------- ------------- --------------

Revenue                             $          -  $     30,000  $     204,463

Cost of Goods Sold                             -         4,000         45,400
                                    ------------- ------------- --------------

Gross Profit                                   -        26,000        159,063
                                    ------------- ------------- --------------
Expenses
  General & Administrative                20,100        24,538        370,660
  Sales & Marketing                        4,312        21,001        153,321
                                    ------------- ------------- --------------
  Total Operating Expenses                24,412        45,539        523,981
                                    ------------- ------------- --------------

Operating Income (Loss)                  (24,412)      (19,539)      (364,918)

Other Income (Expenses):
  Interest                                (2,571)       (2,248)       (18,296)
  Misc. Income                                 -             -          2,300
  Loss on Sale of Investments                  -             -        (23,019)
  Gain on Sale of Equipment                    -             -          6,754
                                    ------------- ------------- --------------

Income (Loss) Before Income Taxes        (26,983)      (21,787)      (397,179)

  Income Taxes                                 -             -           (300)
                                    ------------- ------------- --------------

Net Income (Loss)                   $    (26,983) $    (21,787) $    (397,479)
                                    ============= ============= ==============
Basic & Diluted Income
 (Loss) Per Share                   $      (0.00) $      (0.00)
                                    ============= =============

Weighted Average Shares                5,701,000     5,701,000
                                    ============= =============


The accompanying notes are an integral part of these financial statements



                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
        For the Three Months Ended June 30, 2006 and 2005
and the Cumulative Period of December 14, 2001 (Date of Inception
            of the Development Stage) to June 30, 2006


                                                                        Cumulative
                                                                        Since
                                                                        Dec. 14, 2001
                                                                        (Inception of
                                                                        Development
                                            For the Three Months Ended  Stage) to
                                                      June 30,          June 30,
                                                 2006          2005     2006
                                            ------------- ------------- --------------
Cash Flows From Operating Activities:
  Net Income (Loss)                         $    (26,983) $    (21,787) $    (397,479)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Net Cash Used In Operating Activities:
     Depreciation                                    922           921         22,034
     Stock Issued for Interest on Note                 -             -             98
     Gain on Sale of Equipment                         -             -         (6,754)
     Loss on Sale of Investments                       -             -         23,019
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Prepaid Expenses         661             -              -
     Increase (Decrease) in Accounts Payable     (11,074)       (4,327)           412
     Increase (Decrease) in Accounts
       Payable-Related Party                           -             -         25,000
     Increase (Decrease) in Accrued Interest       2,571         2,248         17,379
                                            ------------- ------------- --------------
     Net Cash Used In Operating Activities       (33,903)      (22,945)      (316,291)
                                            ------------- ------------- --------------
Cash Flows From Investing Activities:
  Cash Acquired in Acquisition                         -             -          6,245
  Proceeds from Sale of Equipment                      -             -         13,045
  Purchase of Furniture & Fixtures                     -             -        (23,088)
  Purchase of Equipment                                -             -        (53,500)
                                            ------------- ------------- --------------
     Net Cash Used In Investing Activities             -             -        (57,298)
                                            ------------- ------------- --------------
Cash Flows From Financing Activities:
  Proceeds from Sale of Common Stock                   -             -        153,566
  Capital Contributed by Shareholder                 180             -          7,621
  Proceeds from Note Payable                      11,149             -        213,364
                                            ------------- ------------- --------------
     Net Cash Provided By Financing Activities    11,329             -        374,551
                                            ------------- ------------- --------------

Net (Decrease) Increase In Cash                  (22,574)      (22,945)           962

Cash at Beginning of Period                       23,536        30,915              -
                                            ------------- ------------- --------------
Cash at the End of Period                   $        962  $      7,970  $         962
                                            ============= ============= ==============





                           [Continued]




                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
        For the Three Months Ended June 30, 2006 and 2005
and the Cumulative Period of December 14, 2001 (Date of Inception
            of the Development Stage) to June 30, 2006
                           [Continued]


                                                                        Cumulative
                                                                        Since
                                                                        Dec. 14, 2001
                                                                        (Inception of
                                                                        Development
                                            For the Three Months Ended  Stage) to
                                                      June 30,          June 30,
                                                 2006          2005     2006
                                            ------------- ------------- --------------

Supplemental Disclosures of Cash
  Flow Information:

Cash paid during the period for:

  Interest                                  $          -  $          -  $           -
  Income taxes                              $          -  $          -  $         300

Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:

  Converted note payable to common stock    $          -  $          -  $      16,000
  Stock issued in acquisition               $          -  $          -  $      27,433
  Fixed assets exchanged for investments    $          -  $          -  $      51,597
  Fixed assets exchanged for
   payment of notes                         $          -  $          -  $      22,935
  Investments exchanged for notes           $          -  $          -  $       6,860







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

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $397,479 for the period from December 14, 2001 (inception) to June 30, 2006 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Property and Equipment
----------------------

      Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 to 7 years. Depreciation expense for the three months ended June 30, 2006 and 2005 was $922 and $921 respectively

      Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Impairment of Long-Lived Assets
-------------------------------

      The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of June 30, 2006.

Advertising Costs
-----------------

      The Company expenses advertising costs as incurred. For the three months ending June 30, 2006 and 2005, the Company incurred advertising and marketing costs of $4,312 and $21,001 respectively.

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

Income (Loss) per Share
------------------------

      Basic income (loss) per share has been computed by dividing the income or loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2006 and 2005.

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
                                                   ============= =============

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 2 - INCOME TAXES (Continued)

      The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income. The valuation allowance increased by $10,920 and $57,460 during the years ended June 30, 2006 and 2005 respectively.

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

NOTE 4 - COMMITMENTS

      As of June 30, 2006, all activities of the Company were conducted by corporate officers from either their homes or business offices. During the two-month period of April 1, 2005 through May 31, 2005 the Company paid $2,000 for rent of an office unrelated to its officers and directors. In the periods before and after this period the Company has utilized the homes and offices of its officers and directors. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

      During the year ended March 31, 2005, a daughter of Chris Kirch, a shareholder and consultant to the Company, loaned the Company $143,700 payable on demand. The note is convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price of $.10 per share. The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire on January 1, 2008. Interest has been imputed at an interest rate of 6%. The Company recorded interest expense of $2,248 and $2,387 for the three months ended June 30, 2006, and 2005 respectively.

      During the year ended March 31, 2006, Kelly Trimble a shareholder of the Company, loaned the Company $6,000 payable on demand. The note is convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price of $.10 per share. The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire on January 1, 2008. Interest has been imputed at an interest rate of 6%.

      During the three months ended June 30, 2006, Kelly Trimble a shareholder of the Company, loaned the Company $11,149 payable on demand. The notes are convertible at the option of the holder anytime after December 31, 2006 but no later than April 4, 2008 at a conversion price of $.10 per share. The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire on April 5, 2008. Interest has been imputed at an interest rate of 6%. The Company recorded interest expense on all of Mr. Trimble's notes of $0 and $184 for the three months ended June 30, 2006 and 2005 respectively. On May 23, 2006 Kelly Trimble purchased 750,000 shares of the Company in a private transaction.

      As of June 30, 2006 notes due to related parties, including interest at 6%, were $178,228.

      During the three months ended June 30, 2006 and during the year ended March 31, 2005, the Company paid $2,000 and $300 respectively to Chris Kirch, a shareholder and consultant to the Company for consulting services.

      During the year ended March 31, 2006, the Company paid $18,361 for marketing services provided to the Company by JC Monavie Mission, Inc. whose president is Chris Kirch, a shareholder and consultant to the Company.

      During the three months ended June 30, 2006 and during the year ended March 31, 2005, the Company paid $2,500 and $11,600 respectively for business coaching and marketing services provided to the Company by Trio Health Sciences, Inc. whose president is the wife of Chris Kirch, a shareholder and consultant to the Company.

      During the year ended March 31, 2006, the Company paid $15,604 for marketing services provided to the Company by Noble Quests, Inc. whose president is the daughter of Chris Kirch, a shareholder and consultant to the Company.

                        JAVA EXPRESS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

      During the year ended March 31, 2006 the Company's former President, Lance Musicant, provided services in the amount of $29,000. Of this amount, $4,000 was paid to Mr. Musicant and $25,000 has been accrued as a Related Party Accounts Payable to be paid at a point in the future when it is deemed to be most beneficial to the Company.

      During the year ended March 31, 2006, Dominion World Investments, a company owned by Java's former President, Lance Musicant, provided $5,000 in revenue to the Company in exchange for business plan preparation services. Subsequent to June 30, 2006 Lance Musicant resigned from both companies and is no longer owner or president.

NOTE 6 - SHORT-TERM NOTES PAYABLE

      On February 2, 2004, an unrelated party loaned the Company $10,000, with an imputed interest of prime plus 2 percent, due and payable June 30, 2004. The holder of the note had the option to convert the entire amount or any portion thereof into common stock. The note could have been converted anytime after June 30, 2004 but no later than December 31, 2005 at a share price equal to the bid price or if there is no bid price, a total of 110,000 common shares. On June 21, 2004, the Company exchanged all of its equipment, furniture and fixtures for 15,242 shares of Imedia International, Inc. with a market price of $2.00 per share in repayment of its $12,935 related note payable and a $10,000 short term note payable. A gain on sale of equipment of $1,019 was recorded in the statement of operations for the year ended March 31, 2005

      As of June 30, 2006, short-term notes payable were $0.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements
------------------------------------------

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under this "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

General
-------

Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. We were unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation ("K-Com") and began focusing on developing K-Com's existing business coaching operations. In January 30, 2006, we dissolved K-Com Business Coaching Services and all of its assets and liabilities were absorbed by Java Express.

Results of Operations
---------------------

The following discussions are based on the consolidated financial statements for the three months ended June 30, 2006 and 2005, for Java Express, Inc. The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item 1. Financial Statements.

Comparison of Three Months Ended June 30, 2006 and 2005 Operations
------------------------------------------------------------------

                                                2006               2005
                                             -----------     ------------
Revenues                                     $        -      $    30,000
Cost of revenue                                       -            4,000
Gross profit                                          -           26,000
Total operating expenses                         24,412           45,539
Loss from operations                            (24,412)         (19,539)
Other expenses                                    2,571            2,248
Net Loss                                        (26,983)         (21,787)
Net earnings (loss) per share                     (0.00)           (0.00)

Revenues are generated by services provided and are recognized as services are performed. We had no revenues in our current quarter compared to revenues of $30,000 for the three months ended June 30, 2005 with a cost of those revenues of $4,000. Our lack of first quarter revenues is due to the completion of contracts with our clients; management was not successful in securing new contracts with existing clients or new clients to provide us with revenues for the current period.

During the first quarter ended June 30, 2006, general and administrative expenses were $20,100 and sales & marketing cost us $4,312 for total operating expenses of $24,412 and a net operating loss of the same. Our prior year's first quarter general and administrative expenses were slightly higher at $24,538 whereas our sales & marketing expenses were $21,001, almost five times higher than this year, resulting in total operating expenses of $45,539 for that period. Sales and marketing were higher the first quarter of last year as we continued to gear up K-COM operations. This resulted in a net operating loss of $19,539 for last year's first quarter, $5,000 less than this year. The lower operating loss last year in the first quarter is a result of our revenues despite the higher sales and marketing for that comparable period.

Other expenses during our three months ended June 30, 2006 and 2005 consisted of an interest expense of $2,571 and $2,248, respectively, increasing our total net loss for the period to $26,983 this year and $21,787 last year in the respective first three month periods.

Liquidity and Capital Resources
-------------------------------

At June 30, 2006, our total current assets were $10,879 and consisted of cash and cash equivalents of $962 and fixed assets of $9,917 net of accumulated depreciation of $7,983.

Liabilities at June 30, 2006 totaled $203,640 and consisted of $412 in accounts payable, related party notes payable of $178,228, and $25,000 in unpaid services due our former president, Lance Musicant, who resigned during the current quarter. The notes are discussed below under "Funding Through Convertible Notes and Services."

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

Funding Through Convertible Notes and Services
----------------------------------------------

We have also funded operations in the last two years through loans from both related and non-related parties as evidenced by various convertible notes including a new note this quarter. We currently have three outstanding notes.

                                 Principal
No. Principal Note Holder        Amount      Date        Status
-----------------------------------------------------------------------------
1.  Kirch Communications
     (John Chris Kirch)          $  8,435     1/22/2004   Paid on 6/21/04
2.  Kirch Communications
     (John Chris Kirch)          $  4,500      3/4/2004   Paid on 6/21/04
3.  Stephanie Harnicher*         $ 10,000      2/2/2004   Paid on 6/21/04
4.  Lance Musicant               $  4,510      5/7/2004   Paid on 3/28/05
5.  Lance Musicant               $  2,300      6/7/2004   Paid on 3/28/05
6.  John Chris Kirch             $  5,000     6/22/2004   Paid on 9/29/04
7.  John Chris Kirch             $  2,000     6/29/2004   Paid on 9/29/04
8.  Shannon Kirch                $143,700     8/17/2004   Past due at 12/31/05
9.  Lance Musicant               $     50     9/17/2004   Paid on 3/28/05
10. Kelly Trimble*               $  6,000    10/25/2005   Past due at 12/31/05
11. Kelly Trimble                $  5,825    04/04/2006   Due on 12/31/06
12. Kelly Trimble                $  5,324    06/22/2006   Due on 12/31/06

 * Not a related party at the time of the loan

The first three notes were paid during our first quarter of our 2004 fiscal year. On June 21, 2004, we exchanged all of our remaining coffee equipment and furniture for repayment of the first three notes payable to Mr. Kirch and Ms. Harnicher, in the aggregate principal amount of $22,935 with imputed interest of prime plus 2% and 15,242 shares of iMedia International, Inc. These shares were used in March of this year to satisfy three other notes (due our then president, Lance Musicant) in the aggregate principal amount of $6,860 with imputed interest at the time of the transaction of 10%. The value of the securities at the time of the transaction was $11,000. Convertible Notes 6 and 7 were considered paid in full as part of the acquisition transaction in September of 2004. The following four notes remain due and payable:

A note payable to Shannon Kirch which has an imputed interest rate of 6% and is considered past due. Under the terms of the note

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

There are also three unpaid notes to Kelly Trimble, an affiliate by virtue of his ownership of 16.67% of our outstanding shares. The first is in the principal amount of $6,000 with imputed interest of 6%. The note is convertible at the holder's option anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price equal to the bid price as of the date of the conversion. If there is no bid price at that date, the note shall be converted into 60,000 shares of our common stock. The second note is in the amount of $5,825 and is convertible at the holders option anytime after December 31, 2006 but no later than April 4, 2008 into our common shares at a conversion price of $.10 per share or 58,000 shares. It also has imputed interest of 6%. The third Trimble note is in the principal amount of $5,324 and is convertible at the holders option anytime after December 31, 2006 but no later than December 31, 2008, into our common shares at a conversion price of $.10 per share or 53,240 shares. It also has imputed interest of 6%.

We were also provided services by Lance Musicant who served as an officer and director from inception through his resignation on June 1, 2006. Mr. Musicant performed services valued at $29,000 during our fiscal year ended March 31, 2006 and is still owed $25,000 at June 30, 2006. The unpaid services are not the subject of a written note and have been recorded as a liability.

Plan of Operation for the Next 12 Months
----------------------------------------

Although we currently have no revenues from operations we anticipate that management will secure new clients or contracts in the near future which will
provide cash flow.   We will likely, however, continue to operate at a loss
and will require additional financing to fund our operations on an ongoing basis and to develop our business coaching business.

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

     . we have incurred net losses of approximately $397,479 since inception and there is substantial doubt as to our ability to continue as a "going concern."

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


ITEM 6.  EXHIBITS

Exhibits    Description
--------    -----------


 2.1 Agreement and Plan of Reorganization dated September 29, 2004 between Java Express, Inc. And K-Com Business Coaching Corp.(2)
 3.1   Articles of Incorporation as amended (1)
 3.2   Bylaws (2)
10.1   Convertible Note dated 01/22/04: $8,435 (3)
10.2   Convertible Note dated 02/02/04: $10,000 (3)
10.3   Convertible Note dated 03/04/04: $4,500 (3)
10.4   Agreement re: Payment of Notes with Sale of Equipment (3)
10.5   Convertible Note dated May 7, 2004:   $4,510 (4)
10.6   Convertible Note dated June 7, 2004:  $2,300 (4)
10.7   Convertible Note dated June 29, 2004: $2,000 (4)
10.8   Convertible Note dated June 22, 2004: $5,000 (4)
10.9   Convertible Note dated August 17, 2004: $143,700 (5)
10.10  Loan Settlement Agreement, dated March 28, 2005 (6)
10.11  Convertible Note dated October 25, 2005: $6,000 (7)
10.12  Convertible Note dated April 04, 2006: $ 5,825 *
10.13  Convertible Note dated June 22, 2006: $5,324*
31.1 Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.2 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
------------------------------------------------------------------------------

(1)   Filed with our initial Form 10SB Registration Statement on January 12,
      2004.
(2) Filed as Exhibit 2.0 to Form 8-K filed with the Securities and Exchange Commission on October 5, 2004
(3)   Filed with our Form 10-KSB for March 31, 2004 on July 14, 2004.
(4)   Filed with Form 10-QSB for June 30, 2004 on August 9, 2004.
(5)   Filed with Form 10-QSB for December 31, 2004 on February 14, 2005
(6)   Filed with Form 10-KSB for March 31, 2005 on June 28, 2005
(7)   Filed with Form 10-QSB for December 31, 2005 on February 14, 2006
 *    Filed herewith

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            JAVA EXPRESS, INC.
                                            (Registrant)


DATE: August 8, 2006                     By: /s/ Howard Abrams
                                            ----------------------------------
                                            Howard Abrams
                                            Chief Executive and Financial
                                            Officer