Form 10QSB
period 2006-09-30
JAVA EXPRESS INC
filed 2006-10-27
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from ___________ to ______________

JAVA EXPRESS, INC.

(Name of small business issuer in its charter)

Nevada	000-50547	88-0515333
(State or jurisdiction of incorporation)	(Commission file no.)	(I.R.S. Employer Identification No.)

5017 Wild Buffalo Avenue, Las Vegas, Nevada 89131

(Address of principal executive offices)

(702) 839-1098

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) ;  and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

APPLICABLE TO CORPORATE ISSUERS:

As of October 15, 2006 the issuer had 5,701,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES [ ]   NO [X}

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

JAVA EXPRESS, INC.

(A Development Stage Company)

Unaudited Financial Statements

September 30, 2006

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS

CURRENT ASSETS
Cash & Cash Equivalents	$ 614
Total Current Assets	614

FIXED ASSETS
Equipment	9,800
Furniture & Fixtures	8,100
Less Accumulated Depreciation	(8,905)
Net Fixed Assets	8,995

Total Assets	$ 9,609

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$ 13,241
Related Party Accounts Payable	25,000
Related Party Note Payable and accrued interest	180,914

Total Current Liabilities	219,155

STOCKHOLDERS' DEFICIT
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
No shares issued	-
Common Stock, Par value $.001
Authorized 50,000,000 shares,
Issued 5,701,000 shares	5,701
Paid-In Capital	199,817
Deficit Accumulated During Development Stage	(415,064)

Total Shareholders' Deficit	(209,546)

Total Liabilities and Shareholders' Deficit	$ 9,609

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2006 and 2005
and the Cumulative Period of December 14, 2001 (Inception) to September 30, 2006

					Cumulative
					Since
					Dec. 14, 2001
					(Inception)
	For the Three Months Ended		For the Six Months Ended		to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Revenue	$ -	$ 5,000	$ -	$ 35,000	$ 204,463

Cost of Revenue	-	-	-	4,000	45,400

Gross Profit	-	5,000	-	31,000	159,063

Expenses
General & Administrative	14,898	15,170	34,998	43,708	385,858
Sales & Marketing	-	11,104	4,312	28,105	153,321
Total Operating Expenses	14,898	26,274	39,310	71,813	539,179

Operating Income (Loss)	(14,898)	(21,274)	(39,310)	(40,813)	(380,116)

Other Income (Expenses):
Interest	(2,687)	(2,282)	(5,258)	(4,531)	(20,983)
Misc. Income	-	-	-	-	2,300
Loss on Sale of Investments	-	-	-	-	(23,019)
Gain on Sale of Equipment	-	-	-	-	6,754

Net Income (Loss)	$ (17,585)	$ (23,556)	$ (44,568)	$ (45,344)	$ (415,064)

Income (Loss) Per Share
Basic	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted Average Shares
Basic	5,701,000	5,701,000	5,701,000	5,701,000
Diluted	7,309,240	7,309,240	7,309,240	7,309,240
The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2006 and 2005
and the Cumulative Period of December 14, 2001 (Inception) to September 30, 2006

			Cumulative
			Since
			Dec. 14, 2001
			(Inception)
	For the Six Months Ended		to
	September 30,		September 30,
	2006	2005	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$ (44,568)	$ (45,344)	$ (415,064)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	1,844	1,844	22,956
Stock Issued for Interest on Note	-	-	98
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	661	-	-
Increase (Decrease) in Accounts Payable	1,754	9,667	13,240
Increase (Decrease) in Accounts Payable-Related Party	-	-	25,000
Increase (Decrease) in Accrued Interest	5,258	4,531	20,066
Net Cash Used In Operating Activities:	(35,051)	(29,302)	(317,439)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	153,566
Capital Contributed by Shareholder	980	-	8,421
Proceeds from Note Payable	11,149	-	213,364
Net Cash Provided By Financing Activities	12,129	-	375,351
Net (Decrease) Increase In Cash	(22,922)	(29,302)	614
Cash at Beginning of Period	23,536	30,915	-
Cash at the End of Period	$ 614	$ 1,613	$ 614

[Continued]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2006 and 2005
and the Cumulative Period of December 14, 2001 (Inception) to September 30, 2006
[Continued]

Cumulative
Since
Dec. 14, 2001
(Inception)
	For the Six Months Ended		to
	September 30,		September 30,
	2006	2005	2006
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 200

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Converted note payable to common stock	$ -	$ -	$ 16,000
Stock issued in acquisition	$ -	$ -	$ 27,433
Fixed assets exchanged for investments	$ -	$ -	$ 51,597
Fixed assets exchanged for payment of notes	$ -	$ -	$ 22,935
Investments exchanged for notes	$ -	$ -	$ 6,860

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

==============================================================================

1.  ORGANIZATION

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

On January 30, 2006, the Company determined that it would be in its best interest to dissolve its wholly owned subsidiary, K-Com Business Coaching Corp.  All of the assets and liabilities of K-Com were absorbed by the Company and are reflected in its financial statements for the year ended March 31, 2006.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 to 7 years. Depreciation expense for both six month periods ended September 30, 2006 and 2005 was $1,844.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

September 30, 2006

==============================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2006, the Company had a net operating loss available for carry forward of $379,816.  The tax benefit of approximately $113,945 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2023 through 2027.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTES PAYABLE

During the year ended March 31, 2005, Shannon Kirch loaned the Company $143,700 payable on demand.  The note is convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price of $.10 per share.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire on January 1, 2008.  Interest has been imputed at an interest rate of 6%. The Company recorded interest expense of $2,423 and $2,282 for the three months ended September 30, 2006, and 2005 respectively.

During the year ended March 31, 2006, Kelly Trimble loaned the Company $6,000 payable on demand. The note is convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price of $.10 per share.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire on January 1, 2008.  Interest has been imputed at an interest rate of 6%.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

September 30, 2006

==============================================================================

3.  NOTES PAYABLE - continued

During the three months ended June 30, 2006, Kelly Trimble loaned the Company $5,825 and $5,324 payable on demand. The notes are convertible at the option of the holder anytime after December 31, 2006 but no later than December 31, 2007 and December 31, 2008, respectively. The notes are convertible into 58,000 and 53,240 shares. The holder must give notice of conversion during the conversion period; absent such notice, the conversion rights expire at the end of the respective conversion periods.  Interest has been imputed at an interest rate of 6%.  The Company recorded interest expense on all of Mr. Trimble’s notes of $264 and $0 for the three months ended September 30, 2006 and 2005 respectively.  On May 23, 2006 Kelly Trimble purchased 750,000 shares of the Company in a private transaction.

As of September 30, 2006 notes payable, including interest at 6%, were $180,914.

4.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 4,201,000 common shares for $153,266.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

An officer/director of the Company has acquired 17.5% of its common stock.

As of September 30, 2006, all activities of the Company were conducted by corporate officers from either their homes or business offices.

During the six months ended September 30, 2006, the Company paid $2,000 to Chris Kirch, a shareholder and consultant to the Company for consulting services.

During the six months ended September 30, 2006, the Company paid $2,500 for business coaching and marketing services provided to the Company by Trio Health Sciences, Inc. whose president is the wife of Chris Kirch, a shareholder and consultant to the Company.

The Notes Payable listed is Note 3 were provided by shareholders or the family members of shareholders of the Company.

6. GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company; however, the Company does not have the working capital to be successful in this effort and to service its debt which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from an officer and equity funding which will enable the Company to operate for the coming year.

Item 2. Management’s Discussion and Analysis

In this report, references to "Java Express," “Java,” "we," "us," and "our" refer to Java Experss, Inc.

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

General

Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. We were unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation (“K-Com”) and began focusing on developing K-Com’s existing business coaching operations. In January 30, 2006, we dissolved K-Com Business Coaching Services and all of its assets and liabilities were absorbed by Java Express.

The following discussions are based on the financial statements for the three and six months ended September 30, 2006 and 2005, for Java Express, Inc.  The following discussions are a summary and should be read in conjunction with the financial statements and notes thereto, included with this report in “Item 1. Financial Statements.”

Results of Operations Three and Six Months Ended September 30, 2006/2005

The following is a summary comparison our operations for the three and six month periods ended September 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$ -	$ 5,000	$ -	$ 35,000
Cost of revenue	-	-	-	4,000
Expenses	14,898	26,274	39,310	71,813
Loss from operations	(14,898)	(21,274)	(39,310)	(40,813)
Other income (Expenses)	(2,687)	(2,282)	(5,258)	(4,531)
Net Loss	(17,585)	(23,556)	(44,568)	(45,344)
Loss per share	(0.00)	(0.00)	(0.01)	(0.01)

Revenues

Revenues are generated by services provided and are recognized as services are performed. We had no revenues in our current quarter compared to revenues of $5,000 for the three months ended September 30, 2005.  Our lack of second quarter revenues is due to the completion of contracts with our clients during our first quarter which have not been replaced; management was not successful in securing new contracts with existing clients or new clients to provide us with revenues for the current period. During the six months ended September 30, 2006, we had no revenues compared to $35,000 in revenues for the six months ended September 30, 2005; cost of revenues in that period was $4,000 for a gross profit of $31,000.  Management continues to seek new clients.

Expenses

During the second quarter ended September 30, 2006, general and administrative expenses were $14,898 and sales & marketing cost us $0 for total operating expenses of $14,898 and a net operating loss of the same.  Our prior year’s second quarter general and administrative expenses were slightly higher at $15,170 however we also incurred sales & marketing expenses of $11,104 resulting in total operating expenses of $26,274 for that period.  Sales and marketing were higher the second quarter of last year as we continued to gear up K-Com operations.  This resulted in a net operating loss of $21,274 for last year’s second quarter.  The lower operating loss this year in the second quarter is a result of non-expenditure of funds in sales and marketing due to lack of clients; second quarter revenues last year were not sufficient to offset the higher spending in the sales and marketing category.

When comparing the six months periods ended September 30, 2006 and 2005, this year’s first six months saw operating expenses of $39,310 which consist of $34,998 in general and administrative expenses and $4,312 in sales and marketing; in the first six months of our last fiscal year, we spent nearly 25% more in the general and administrative category or $43,708 and almost 7 times more, or $28,105, in sales and marketing for total operating expenses of $71,813, nearly triple our operating expenses of last year’s first six month period.  Generally, this is due to increased spending all round due to the number of clients we serviced last year as well as the expenses associated with gearing up our K-Com operations acquired in September 2004. Operating losses for the six months ended September 30, 2006 of $39,310 were nearly the same as the $40,813 recorded for the same period in the prior year as revenues last year were not sufficient to mitigate our higher expenses during the period.

Other expenses during our three months ended September 30, 2006 and 2005 consisted of an interest expense of $2,687 and $2,282, respectively, increasing our total net loss for the period to $17,585 this year and $23,556 last year in the respective second quarters. During the six month periods ended September 30, 2006 and 2005, other expenses again consisted only of interest expenses of $5,258 this year and $4,531 last year resulting in a net loss of $44,568 in the 2006 six month period compared to $45,344 in the 2005 six month period.

Cumulative Losses Since Inception

Although we have generated revenues since inception of $204,463 and a gross profit of $159,063 or 78%, our cumulative loss from operations is $380,116 and our cumulative net loss is $415,064.  Our costs of operating have consistently exceeded our revenues.  In addition, our revenues have demonstrated a gradual downward trend which has culminated with a total lack of revenues in the last two quarters.

Liquidity and Capital Resources

Balance Sheet Information

At September 30, 2006, our total current assets were $9,609 and consisted of cash and cash equivalents of $614 and fixed assets of $8,995 net of accumulated depreciation of $8,905.

Liabilities at June 30, 2006 totaled $219,155 and consisted of $13,241 in accounts payable, related party notes payable including accrued interest of $180,914, and $25,000 in unpaid services due our former president, Lance Musicant, who resigned during our last quarter.  The notes are discussed below under “Funding Through Convertible Notes and Services.” Subsequent to the end of this quarter we also borrowed an additional $11,086.

Acquisition of Subsidiary through Issuance of Common Stock

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

Funding Through Convertible Notes and Services

We have consistently funded operations in the last two years through loans from both related and non-related parties as evidenced by various convertible notes As of the quarter end we had four outstanding notes, two of which are past due; the remaining become due at December 31, 2006. We entered into another note subsequent to the period end.

Principal Note Holder	Amount	Date Due	Status
1. Kirch Communications (John Chris Kirch)	$ 8,435	1/22/2004	Paid on 6/21/04
2. Kirch Communications (John Chris Kirch)	$ 4,500	3/4/2004	Paid on 6/21/04
3. Stephanie Harnicher(1)	$ 10,000	2/2/2004	Paid on 6/21/04
4. Lance Musicant	$ 4,510	5/7/2004	Paid on 3/28/05
5. Lance Musicant	$ 2,300	6/7/2004	Paid on 3/28/05
6. John Chris Kirch	$ 5,000	6/22/2004	Paid on 9/29/04
7. John Chris Kirch	$ 2,000	6/29/2004	Paid on 9/29/04
8. Shannon Kirch	$ 143,700	8/17/2004	Past due at 12/31/05
9. Lance Musicant	$ 50	9/17/2004	Paid on 3/28/05
10. Kelly Trimble(2)	$ 6,000	10/25/2005	Past due at 12/31/05
11. Kelly Trimble	$ 5,825	12/31/2006	Due on 12/31/06
12. Kelly Trimble	$ 5,324	12/31/2006	Due on 12/31/06
13. Kelly Trimble(3)	$ 11,086	12/31/2006	Due on 12/31/06

(1)

Not a related party at the time of the loan

(2)

Not a related party at the time of the loan; Kelly Trimble currently owns 16.67% of the outstanding shares of the Company

(3)

Loan made subsequent to our quarter end on October 6, 2006

The first three notes were paid during our first quarter of our 2004 fiscal year. On June 21, 2004, we exchanged all of our remaining coffee equipment and furniture for repayment of the first three notes payable to Mr. Kirch and Ms. Harnicher, in the aggregate principal amount of $22,935 with imputed interest of prime plus 2% and 15,242 shares of iMedia International, Inc. These shares were used in March of 2005 to satisfy three other notes (due our then president, Lance Musicant) in the aggregate principal amount of $6,860 with imputed interest at the time of the transaction of 10%.  The value of the securities at the time of the transaction was $11,000.  Convertible Notes 6 and 7 were considered paid in full as part of the acquisition transaction of K-Com  in September of 2004. The following five notes remain due and payable:

One note payable to Shannon Kirch which has an imputed interest rate of 6% and is considered past due. Under the terms of the note:

•

payment is due on or before December 31, 2005;

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

The note has been renegotiated to increase the conversion period to December 31, 2007 and the conversion price is now $.10 per share.  In addition, the holder has until January 1, 2008 to give notice of her intent to convert.

There are also four unpaid notes to Kelly Trimble, an affiliate by virtue of his ownership of 16.67% of our outstanding shares. The first is in the principal amount of $6,000 with imputed interest of 6%. The note is convertible at the holder’s option anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 60,000 shares of our common stock. The second note is in the amount of $5,825 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2007 into shares of our common stock at a conversion price of price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 58,000 shares. It has an imputed interest of 6%. The third Trimble note is in the principal amount of $5,324 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2008 into our common shares at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be into 53,240 shares. It also has imputed interest of 6%. Subsequent to the period covered by this report, Kelly Trimble loaned us an additional $11,085.75 which is the subject of another convertible note due

and payable on December 31, 2006.   This note has similar terms and conversion privileges to the current outstanding notes in his name with the conversion period being after December 31, 2006 and no later than December 31, 2007. It is convertible at the “bid” price of our common stock on the date of conversion; if there is no bid price, then into 12,000 common shares.

We were also provided services by Lance Musicant who served as an officer and director from inception through his resignation on June 1, 2006.  Mr. Musicant performed services valued at $29,000 during our fiscal year ended March 31, 2006 and is still owed $25,000 at September 30, 2006. The unpaid services are not the subject of a written note and have been recorded as a liability.

Plan of Operation for the Next 12 Months

Although we currently have no revenues from operations and only $614 in cash, we anticipate that management will secure new clients or contracts in the near future which will provide cash flow. Until we succeed in acquiring new clients we will need to find other sources of financing to fund our losses.  In addition, it is more than likely that even should we begin generating revenues from operations in the immediate future, we will continue to operate at a loss and will require additional financing to fund our operations on an ongoing basis and to develop our coaching business.

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

None.

Trends and Uncertainties

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

Some of the following conditions could have a material impact on our short or long-term liquidity:

•

general risks associated with providing consulting services to small business

•

any failure to obtain additional working capital when needed

•

loss of key personnel and dependence on one individual to generate business

•

dependence on favorable business climate for small and start-up enterprises to provide and ongoing demand for our services

•

lack of market acceptance of our services

•

inability to compete in the intensely competitive nature of business consulting

•

an inability to forecast trends or provide our clients with successful  business plans

•

the ability to attract and retain qualified and effective personnel, and

•

management of the our growth in an effective manner.

Furthermore, we have the following immediate and specific risks:

•

we currently have no clients or contracts; we frequently rely on only one or two clients for our revenues which are negatively impacted when our services are completed; we have no cash flows from operations as of this date and cannot say when or if we will have new clients;

•

we do not have cash flows to service our debts which are either past due or become due during the next quarter ended December 31, 2006;

•

we must seek immediate sources of funding to survive and such funding may not be available or if it is available, it may not be on terms favorable to Java Express

•

we depend on one individual to conduct our operations and we do not have an employment agreement with him;

•

we have incurred net losses of approximately $415,064 since inception and there is substantial doubt as to our ability to continue as a “going concern.”

Item 3.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Matters.

On September 28, 2006 we filed a Form 8-K Current Report, reporting the resignation of our former independent auditor, Robinson, Hill & Co, Certified Public Accountants, and the engagement of a new auditor, Madsen & Associates CPA’s Inc.  The resignation of the former auditor took place on September 27, 2006; the engagement of our current auditor took place on September 28, 2006.

Item 6.  Exhibits.

 2.1

Java Express, Inc. And K-Com Business Coaching Corp.(2)

 3.1

Articles of Incorporation as amended (1)

 3.2

Bylaws (1)

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

10.10

Loan Settlement Agreement, dated March 28, 2005 (6)

10.11

Convertible Note dated October 25, 2005: $6,000 (7)

10.12

Convertible Note dated April 04, 2006: $ 5,825 (8)

10.13

Convertible Note dated June 22, 2006: $5,324(8)

10.14

Convertible Note dated October 6, 2006: $11,085.75 *

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

(6)

Filed with Form 10-KSB for March 31, 2005 on June 28, 2005

(7)

Filed with Form 10-QSB for December 31, 2005 on February 14, 2006

(8)

Filed with Form 10-QSB for June 30, 2006 on August 8, 2006

 *    Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVA EXPRESS, INC.

(Registrant)

DATE:  October 27, 2006

By: /s/ Howard Abrams

Howard Abrams

Chief Executive and Financial

Officer