Form 10QSB
period 2006-12-31
JAVA EXPRESS INC
filed 2007-02-01
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2006

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

APPLICABLE TO CORPORATE ISSUERS:

As of January 15, 2007 the issuer had 5,701,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES [  ]   NO [X}

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

JAVA EXPRESS, INC.

(A Development Stage Company)

Unaudited Financial Statements

December 31, 2006

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2006
(Unaudited)

ASSETS

Current Assets
Cash & Cash Equivalents	$ 20
Total Current Assets	20

Fixed Assets:
Equipment	9,800
Furniture & Fixtures	8,100
Less Accumulated Depreciation	(9,635)
Net Fixed Assets	8,265
Total Assets	$ 8,285

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$ 12,137
Related Party Accounts Payable	25,000
Related Parties Notes Payable and Accrued Interest	197,956

Total Current Liabilities	235,093

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
No shares issued	-
Common Stock, Par value $.001
Authorized 50,000,000 shares,
Issued 5,701,000 shares	5,701
Paid-In Capital	199,817
Deficit Accumulated During Development Stage	(432,326)

Total Shareholders' Equity	(226,808)

Total Liabilities and Shareholders' Equity	$ 8,285

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2006 and 2005
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2006
(Unaudited)
					Cumulative
					Since
					Dec. 14, 2001
					(Inception of
					Development
	For the Three Months Ended		For the Nine Months Ended		Stage) to
	Dec. 31,		Dec. 31,		Dec. 31,
	2006	2005	2006	2005	2006

Revenue	$ -	$ 68,650	$ -	$ 103,650	$ 204,463

Cost of Revenue	-	-	-	4,000	45,400

Gross Profit	-	68,650	-	99,650	159,063

Expenses
General & Administrative	14,346	39,313	49,344	79,021	400,204
Sales & Marketing	-	6,361	4,312	38,466	153,321
Total Operating Expenses	14,346	45,674	53,656	117,487	553,525

Operating Income (Loss)	(14,346)	22,976	(53,656)	(17,837)	(394,462)

Other Income (Expenses):
Interest	(2,916)	(2,383)	(8,174)	(6,913)	(23,899)
Misc. Income	-	-	-	-	2,300
Loss on Sale of Investments	-	-	-	-	(23,019)
Gain on Sale of Equipment	-	-	-	-	6,754

Net Income (Loss)	$ (17,262)	$ 20,593	$ (61,830)	$ (24,750)	$ (432,326)

Income (Loss) Per Share
Basic	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)
Diluted	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)

Weighted Average Shares
Basic	5,701,000	5,701,000	5,701,000	5,701,000
Diluted	7,351,640	7,351,640	7,351,640	7,351,640

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2006 and 2005 and the Cumulative Period of
December 14, 2001 (Date of Inception of the Development Stage) to December 31, 2006
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Nine Months Ended		Stage) to
	Dec. 31,		Dec. 31,
	2006	2005	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$ (61,830)	$ (24,750)	$ (432,326)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	2,574	2,765	23,686
Stock Issued for Interest on Note	-	-	98
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	661	(1,079)	-
Increase (Decrease) in Accounts Payable	650	4,585	12,136
Increase (Decrease) in Accounts Payable-Related Party	-	35,000	25,000
Increase (Decrease) in Accrued Interest	8,174	6,913	22,982
Net Cash Used In Operating Activities:	(49,771)	23,434	(332,159)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	153,566
Capital Contributed by Shareholder	980	937	8,421
Proceeds from Note Payable	25,275	6,000	227,490
Net Cash Provided By Financing Activities	26,255	6,937	389,477
Net (Decrease) Increase In Cash	(23,516)	30,371	20
Cash at Beginning of Period	23,536	30,915	-
Cash at the End of Period	$ 20	$ 61,286	$ 20

[Continued]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2006 and 2005
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2006
(Unaudited)
[Continued]

Cumulative
Since
Dec. 14, 2001
(Inception of
Development
	For the Nine Months Ended		Stage) to
	Dec. 31,		Dec. 31,
	2006	2005	2006
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 200

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Converted note payable to common stock	$ -	$ -	$ 16,000
Stock issued in acquisition	$ -	$ -	$ 27,433
Fixed assets exchanged for investments	$ -	$ -	$ 51,597
Fixed assets exchanged for payment of notes	$ -	$ -	$ 22,935
Investments exchanged for notes	$ -	$ -	$ 6,860

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common  share rights unless the  exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 to 7 years. Depreciation expense for the nine month periods ended December 31, 2006 and 2005 was $2,574 and $2,765 respectively.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

December 31, 2006

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

On December 31, 2006, the Company had a net operating loss available for carry forward of $432,326.  The tax benefit of approximately $129,698 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2023 through 2027.

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

3.  NOTES PAYABLE

During the year ended March 31, 2005, Shannon Kirch loaned the Company $143,700 payable on demand.  The note is convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price of $.10 per share.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire on January 1, 2008.  The conversion rights option is not detachable from the note and is therefore not valued. Interest has been imputed at an interest rate of 6%. The Company recorded interest expense of $2,423 and $2,282 for the three months ended December 31, 2006, and 2005 respectively.

During the year ended March 31, 2006, Kelly Trimble loaned the Company $6,000 payable on demand. The note is convertible at the option of the holder anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price of $.10 per share.  The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire on January 1, 2008.  The conversion rights option is not detachable from the note and is therefore not valued. Interest has been imputed at an interest rate of 6%.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

December 31, 2006

==============================================================================

3.  NOTES PAYABLE - continued

During the three months ended June 30, 2006, Kelly Trimble loaned the Company $5,825 and $5,324 payable on demand. The notes are convertible at the option of the holder anytime after December 31, 2006 but no later than December 31, 2007 and December 31, 2008, respectively.  The notes are convertible into 58,000 and 53,240 shares. The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire at the end of the respective conversion periods.  The conversion rights option is not detachable from the note and is therefore not valued. Interest has been imputed at an interest rate of 6%.

During the three months ended December 31, 2006, Kelly Trimble loaned the Company additional capital in the amounts of $11,086 and $3,040 payable on demand. The notes are convertible at the option of the holder anytime after December 31, 2006 but no later than December 31, 2007 and December 31, 2008, respectively.  The notes are convertible into 12,000 and 30,400 shares. The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire at the end of the respective conversion periods.  The conversion rights option is not detachable from the note and is therefore not valued. Interest has been imputed at an interest rate of 6%.

The Company recorded interest expense on all of Mr. Trimble’s notes of $904 and $66 for the nine months ended December 31, 2006 and 2005 respectively.  On May 23, 2006 Kelly Trimble purchased 750,000 shares of the Company in a private transaction.

As of December 31, 2006 notes payable, including interest at 6%, were $197,956.

4.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 4,201,000 common shares for $153,266.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

An officer/director of the Company has acquired 17.5% of its common stock.

As of December 31, 2006, all activities of the Company were conducted by corporate officers from either their homes or business offices.

During the nine months ended December 31, 2006, the Company paid $2,000 to Chris Kirch, a shareholder and consultant to the Company for consulting services.

During the nine months ended December 31, 2006, the Company paid $2,500 for business coaching and marketing services provided to the Company by Trio Health Sciences, Inc. whose president is the wife of Chris Kirch, a shareholder and consultant to the Company.

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

Item 2. Management’s Discussion and Analysis

In this report, references to "Java Express," “Java,” "we," "us," and "our" refer to Java Express, Inc.

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

The following discussions are based on the financial statements for the three and nine months ended December 31, 2006 and 2005, for Java Express, Inc.  The following discussions are a summary and should be read in conjunction with the financial statements and notes thereto, included with this report in “Item 1. Financial Statements.”

Results of Operations Three and Nine Months Ended December 31 2006/2005

The following is a summary comparison our operations for the three and nine month periods ended December 31, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	December 31,		December 31
	2006	2005	2006	2005
Revenue	$ -	$ 68,650	$ -	$ 103,650
Cost of revenue	-	-	-	4,000
Expenses	14,346	45,674	53,656	117,487
Income (loss) from operations	(14,346)	22,976	(53,656)	(17,487)
Net Income (Loss)	(17,262)	20,593	(61,830)	(24,750)
Loss per share	(0.00)	(0.00)	(0.01)	(0.00)

Revenues

Revenues are generated by services provided and are recognized as services are performed. We had no revenues in our current quarter compared to revenues of $68,650 for the three months ended December 31, 2005.  Our lack of third quarter revenues is due to the completion of contracts with our clients during our first quarter which have not been replaced; management was not successful in securing new contracts with existing clients or new clients to provide us with revenues for the current period. During the nine months ended December 31, 2006, we had no revenues compared to $103,650 in revenues for the nine months ended December 31, 2005; cost of revenues in that period was $4,000 for a gross profit of $99,650.  Management has not secured any new clients is current examining its options for funding sources or other business operations.

Expenses

During our third quarter ended December 31, 2006, general and administrative expenses were $14,346, all of that in the general and administrative category, which, combined with our lack of revenues, resulted in an operating loss of the same.  Our prior year’s third quarter general and administrative expenses were more than double this year’s at $39,313; we also incurred sales & marketing expenses of $6,361 resulting in total operating expenses of $45,674 for that period and income from operations of $22,975 We incurred sales and marketing expenses during the third quarter of last year as we continued to gear up K-Com operations.  The loss from operations in this year’s third quarter is a result of lack of revenues.

When comparing the nine months periods ended December 31, 2006 and 2005, this year’s first nine months saw operating expenses of $53,656 which consist of $49,344 in general and administrative expenses and $4,312 in sales and marketing; in the first nine months of our last fiscal year, we spent nearly $30,000 more in the general and administrative category or $79,021 and approximately 9 times more, or $38,466, in sales and marketing for total operating expenses of $117,487, more than double our operating expenses of this year’s first nine months.  Generally, this is due to increased spending all round due to the number of clients we serviced last year as well as the expenses associated with marketing efforts on behalf of our K-Com operations acquired in September 2004. Operating losses for the nine months ended December 31, 2006 of $53,656 were much higher than the operating loss of $17,837 at December 31, 2005 due to lack of revenues in this years nine month period; revenues last year were not sufficient to mitigate our higher expenses during the period.

Other expenses during our three months ended December 31, 2006 and 2005 consisted of an interest expense of $2,916 and $2,383, respectively, increasing our total net loss for the period to $17,262 this year and decreasing our net income to $20,593 during the third quarter of last year. During the nine month periods ended December 31, 2006 and 2005, other expenses again consisted only of interest expenses of $8,174 this year and $6,913 last year resulting in a net loss of $61,830 in the 2006 nine month period compared to $24,750 in the 2005 nine month period. Interest expenses are a result of several notes outstanding discussed below.

Cumulative Losses Since Inception

Although we have generated revenues since inception of $204,463 and a gross profit of $159,063 or 78%, our cumulative loss from operations is $394,462 and our cumulative net loss is $432,326.  Our costs of operating have consistently exceeded our revenues.  In addition, our revenues have demonstrated a gradual downward trend which has culminated with a total lack of revenues in the last three quarters.

Liquidity and Capital Resources

Balance Sheet Information

At December 31, 2006, our total current assets were $8,285 and consisted of cash and cash equivalents of $20 and fixed assets of $8,265 net of accumulated depreciation of $9,635.

Liabilities at December 31, 2006 totaled $235,093 and consisted of $12,137 in accounts payable, related party notes payable of $197,656, and $25,000 in unpaid services due our former president, Lance Musicant, who resigned during our first quarter.  The notes are discussed below under “Funding Through Convertible Notes and Services.”

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

Funding Through Convertible Notes and Services

We have consistently funded operations in the last three years through loans from both related and non-related parties as evidenced by various convertible notes listed below. As of the quarter end we had six outstanding notes, all of which are past due. Two of those notes were entered into during the current quarter.

Principal Note Holder	Amount	Date Due	Status
1. Kirch Communications (John Chris Kirch)	$ 8,435	1/22/2004	Paid on 6/21/04
2. Kirch Communications (John Chris Kirch)	$ 4,500	3/4/2004	Paid on 6/21/04
3. Stephanie Harnicher	$ 10,000	2/2/2004	Paid on 6/21/04
4. Lance Musicant	$ 4,510	5/7/2004	Paid on 3/28/05
5. Lance Musicant	$ 2,300	6/7/2004	Paid on 3/28/05
6. John Chris Kirch	$ 5,000	6/22/2004	Paid on 9/29/04
7. John Chris Kirch	$ 2,000	6/29/2004	Paid on 9/29/04
8. Shannon Kirch	$ 143,700	8/17/2004	Past due at 12/31/05
9. Lance Musicant	$ 50	9/17/2004	Paid on 3/28/05
10. Kelly Trimble*	$ 6,000	10/25/2005	Past due at 12/31/05
11. Kelly Trimble*	$ 5,825	12/31/2006	Past due at 12/31/06
12. Kelly Trimble*	$ 5,324	12/31/2006	Past due at 12/31/06
13. Kelly Trimble*	$ 11,086	12/31/2006	Past due at 12/31/06
14. Kelly Trimble*	$ 3,040	12/31/2006	Past due at 12/31/06

*

Kelly Trimble currently owns 16.67% of our outstanding shares

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

One note is  payable to Shannon Kirch which has an imputed interest rate of 6% and is considered past due. Under the terms of the note:

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

There are also five unpaid notes to Kelly Trimble, an affiliate by virtue of his ownership of 16.67% of our outstanding shares. The first is in the principal amount of $6,000 with imputed interest of 6%. The note is convertible at the holder’s option anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 60,000 shares of our common stock. The second note is in the amount of $5,825 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2007 into shares of our common stock at a conversion price of price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 58,000 shares. It has an imputed interest of 6%. The third Trimble note is in the principal amount of $5,324 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2008 into our common shares at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be into 53,240 shares. It also has imputed interest of 6%. During the quarter covered by this report, Kelly Trimble loaned us an additional $11,085.75 and $3,040 which are the subject of two additional convertible notes due and payable on December 31, 2006.  This note has similar terms and conversion privileges to the current outstanding notes in his name with the conversion period being after December 31, 2006 and no later than December 31, 2007. It is convertible at the “bid” price of our common stock on the date of conversion; if there is no bid price, then it is convertible into 12,000 common shares and 30,400 common shares, respectively. All of the Trimble notes are past due at December 31, 2006.

We were also provided services by Lance Musicant who served as an officer and director from inception through his resignation on June 1, 2006.  Mr. Musicant performed services valued at $29,000 during our fiscal year ended March 31, 2006 and is still owed $25,000 at December 31, 2006. The unpaid services are not the subject of a written note and have been recorded as a liability.

Plan of Operation for the Next 12 Months

We currently have no revenues from operations and only $20 in cash and management’s efforts to secure new clients have not been successful in the recent months; we therefore have no cash flows from operations. Until we succeed in acquiring new clients we will need to find other sources of financing to fund our losses.  In addition, it is more than likely that even should we begin generating revenues from operations in the immediate future, we will continue to operate at a loss and will require additional financing to fund our operations on an ongoing basis and to develop our coaching business.

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

•

we have incurred net losses of approximately $432,326 since inception and there is substantial doubt as to our ability to continue as a “going concern.”

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Matters.

None.

Item 6.  Exhibits.

2.1

     Agreement and Plan of Reorganization, dated September 29, 2004 between Java Express, Inc. And K-

           Com Business Coaching Corp.(2)

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

10.12

Convertible Note dated April 04, 2006: $ 5,825 (8)

10.13

Convertible Note dated June 22, 2006: $5,324(8)

10.14

Convertible Note dated October 6, 2006: $11,085.75 (9)

10.15

Convertible Note dated  December 20, 2006: $3,040 *

31.1

Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.2

 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section

1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)

Filed with our initial Form 10SB Registration Statement on January 12, 2004.

(2)

Filed as Exhibit 2.0 to Form 8-K filed with the Securities and Exchange Commission on October 5, 2006

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

(9)

Filed with Form 10-QSB for September 30, 2006 on October 27, 2006

*    Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVA EXPRESS, INC.

(Registrant)

DATE:  January 30, 2007

By: /s/ Howard Abrams

Howard Abrams

Chief Executive and Financial

Officer and Chairman of the

Board of Directors