Form 10KSB
period 2007-03-31
JAVA EXPRESS INC
filed 2007-06-07
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the fiscal year ended  MARCH 31, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

JAVA EXPRESS, INC.

(Name of Small Business Issuer in its Charter)

Nevada	000-50547	88-0515333
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

5017 Wild Buffalo Avenue, Las Vegas, Nevada 89131

 (Address number principal executive offices)

(702) 839-1098

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) ;  and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

State issuer's revenue for its most recent fiscal year: $-0-

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have a trading market.

As of May 15, 2007, the registrant had 5,701,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:   Yes  ☐      No   ☒

Table of Contents

PART I

3

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2:

DESCRIPTION OF PROPERTY

6

ITEM 3:

LEGAL PROCEEDINGS

6

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

7

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  7

ITEM 6:

MANAGEMENT’S DISCUSSION AND ANALYSIS

8

ITEM 7.

FINANCIAL STATEMENTS

14

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

26

ITEM 8A:

 CONTROLS AND PROCEDURES

26

ITEM 8B:

 OTHER INFORMATION

26

PART III

26

ITEM 9:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  26

ITEM 10.

EXECUTIVE COMPENSATION

28

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  & MANAGEMENT  29

ITEM 12:

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  31

ITEM 13:

EXHIBITS

32

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

33

SIGNATURES

34

PART I

FORWARD LOOKING STATEMENTS

In this report, references to "Java Express," “Java,” "we," "us," and "our" refer to Java Express, Inc.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Java Express may participate, competition within Java's chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.

DESCRIPTION OF BUSINESS

Historical Development

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

Java was unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation (“K-Com”)and began developing K-Com’s existing business coaching operations. On January 30, 2006, we dissolved K-Com and all of its assets and liabilities were absorbed by Java Express.

Our Business

We offer business consulting and coaching services to small businesses which includes:

▪

writing business plans

▪

bookkeeping services

▪

on-going consulting and coaching services such as

              -  building and increasing organizational effectiveness

              -  developing and implementing marketing ideas

              -  long and short term strategic planning

We primarily market our services in Nevada, Utah, and Southern California.

Our products and services

We provide our business consulting and coaching to small business; our service is both “in-depth” and customized to the individual needs of our clients.  We focus mainly on three areas: (1) writing business plans; (2) ongoing consulting services which include building and increasing organizational effectiveness, developing and implementing marketing ideas, and strategic planning, and (3) bookkeeping services. With each client, we try to target key areas that are common problem areas for most small businesses related to business development. Clients are led through a thorough process that gives the management team an opportunity to not only describe what is currently done within the company, but it also describes the company's mission and focus both now and for the future.  In addition, because we cater to smaller businesses, we are able to provide in-depth, customized services in this process. A more specific breakdown of our services includes:

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

▪

it helps clients clarify, focus and research their business development and prospects;

▪

it provides a considered and logical three-to-five year framework to develop and pursue business strategies; and

▪

it offers a benchmark against which actual performance can be measured and evaluated.

Since each business is unique, we must provide a tailored business plan to achieve desired results. Through our structured, business plan strength and weakness analysis we can give a business valuable focus. We begin most business plans with a conservative, time-tested structure, then we customize the final product to suit the individual client's business and goals. We strive to make each business plan a realistic account of the expectations and long-term objectives of the particular client, whether the client is an established business or a new venture.

Consulting and Coaching Services  - We also provide ongoing consulting services. Because the writing of a sound business plan is merely the first step to achieving a company's goals, we try to facilitate and foster the implementation of the ideas which are generated during the writing of the business plan. We provide our clients with an “outside view” of their operations. This perspective provides them with an unbiased opinion about their business and how they can change existing structures to improve their overall efficiency and bottom line.

The following is a partial list of topics that we typically address upon request:

▪

Relationship building and network development

▪

Multi-dimensional marketing issues

▪

Company expansion efforts

▪

Setting company goals

▪

Short and long term strategic planning

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

▪

strategic alliances and relationship building with small law firms, accounting offices and business brokers;

▪

direct response print advertisements;

▪

advertising by banners, affiliated marketing and direct mail; and

▪

presence at industry trade shows.

Distribution methods

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

In order to be competitive we must offer a wide range of quality services at a reasonable cost.  The constantly changing modern business environment demands an evolving range of strategic and operating options for small businesses to stay responsive and competitive. In response, in order for us to stay competitive we believe we must be able to:

▪

formulate and implement new strategies and tactics for our clients;

▪

develop ancillary products and services;

▪

engage in effective target marketing programs; and

▪

effectively target our niche market of small and medium

▪

development companies

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

Dependence on one or more major customers

We provide services for clients on a per job basis. Currently we have NO clients.  In the past we have frequently relied on only one or two major clients and we were entirely dependent on that client. If we have only one major client, the completion of a job for that client can impact our cash flows, as if has now, if we have not secured additional and/or new clients.  We are dependent on management to actively market services and attract new clients.

Patents, trademarks, license, franchises, concessions, royalty agreements

None.

Need for government approval

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

Employees

We have no employees at this time other than our sole director/officer, Howard Abrams, who currently perform administrative services on a part time basis; Mr Abrams became sole officer/director on May 30, 2006 upon the resignation of Lance Musicant.  Mr. Howard Abrams also provides the business coaching services and devotes whatever time is necessary to service our clients and to conduct marketing.  We currently do not have an employment agreement with Mr. Abrams.

Reports to Security Holders

We file annual, quarterly and other reports with the Securities and Exchange Commission ("SEC"). Copies of our reports, including exhibits may be examined at the office of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549, through the EDGAR database at www.sec.gov; or may be obtained from this office on payment of the usual fees for reproduction.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300.

ITEM 2:

DESCRIPTION OF PROPERTY

Java Express has no properties and at this time and has no agreements to acquire any properties. Currently, we utilize office space in the home of our president, Howard Abrams for administrative services as well as for our consulting service operations.

ITEM 3:

LEGAL PROCEEDINGS

None.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended March 31, 2007.

PART II

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 21, 2005, our shares were cleared for trading on the NASD Over-the-Counter Bulletin Board (OTCBB) under the symbol “JVEX”; as of our fiscal year ended March 31, 2007, no active trading had yet developed nor is there is any guarantee that an active trading market will develop in the near future.

Holders

We currently have 41 shareholders.

Dividends

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the period covered by this report.

Issuer Purchase of Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6:

MANAGEMENT’S DISCUSSION AND ANALYSIS

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Java’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

General

Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. We were unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation.  We discontinued our efforts to establish a coffee shop business and began focusing on developing K-Com’s existing business coaching operations. In January 30, 2006, we dissolved K-Com Business Coaching Services and all of its assets and liabilities were absorbed Java Express and are reflected in our financial statements for the year ended March 31, 2006.

Results of Operations

The following discussions are based on the consolidated financial statements for the years ended March 31, 2007 and 2006, for Java Express, Inc.  The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item 7. Financial Statements.

Comparison of March 31, 2007 and 2006 Fiscal Year Operations

	Year Ended March 31, 2007	Year Ended March 31, 2006
Revenues	$ -	$123,650
Cost of revenues	-	39,000
Gross profit	-	84,650
Total operating expenses	57,968	133,,453
Loss from operations	57,968	48,803
Other expense	11,223	9,357
Net loss	69,191	58,160
Net loss per share	(0.01)	(0.01)

Revenues and Costs of Revenues

Revenues are generated by services provided and are recognized as services are performed. We had no revenues for the year ended March 31, 2007 compared to revenues of $123,650 for our year ended March 31, 2006.  We therefore had no cost of revenues this year compared to cost of revenues $39,000 or 31.5% during our last fiscal year.  Our lack of revenues in the current fiscal year is due to the completion of contracts with our clients that were not replaced; management was not successful in securing new contracts with existing clients or new clients to provide us with revenues during the current year. Management is currently examining its options for funding sources or other business operations.

Operating Expenses

During our fiscal year ended March 31, 2007, our general and administrative expenses were $53,656 and sales and marketing cost us $4,312 for total operating expenses of $57,968. Our operating expenses for the fiscal year ended March 31, 2006 were significantly higher at $133,453 with general and administrative expenses of $66,701 and sales & marketing cost us $66,752.  We spent significant amounts on marketing last year as we tried to take advantage of our market in response to our revenue stream and nearly 70% profit margin.  During both fiscal years our general and administrative expenses were mostly associated with day-to-day operations including the legal and accounting expenses associated with our reporting obligations.

Loss from operations

Our net operating losses for March 31, 2007 year-end were $57,968 compared to our fiscal year end March 31, 2006 when we had an operating loss of  $48,803.  Revenues last year were not sufficient to provide a significant decrease in operating losses between the two years.

Other expenses

Other expenses during our fiscal year ended March 31, 2007 consisted of a $11,223 interest expense; other expenses during our fiscal year ended March 31, 2006 consisted of an interest expense of $9,357. The increase in interest expense between the two years was a result of interest on notes due and payable.

Net Loss

We had a total net loss during our March 31, 2007 year of $69,191; our net loss for March 31, 2006 was slightly less at $58,160.

Cumulative Losses Since Inception

Although we generated revenues since inception of $204,463 and a gross profit of $159,063 or 78%, our cumulative loss from operations is $398,774 and our cumulative net loss is $439,687.  Our costs of operating have consistently exceeded our revenues and we suffered from a complete lack of revenues in the current year.  .

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of March 31, 2007:

Summary Balance Sheet as of March 31, 2007

Total Current Assets	$21
Net Fixed Assets	7,535
Total Assets	7,556
Total Liabilities	239,503
Accumulated Deficit	439,687
Total Stockholders Deficit	231,947

At March 31, 2007, our total current assets were $21 and consisted of cash and cash equivalents; we also had fixed assets of $7,535 net of accumulated depreciation of $10,365.

Liabilities at March 31, 2007 totaled $239,503 and consisted of $2,581 in accounts payable, related party notes payable of $211,922 including accrued interest, and related party accounts payable of $25,000 in unpaid services due our former president, Lance Musicant who resigned during our first quarter.  The notes are further discussed below.

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

Funding Through Convertible Notes and Services

We have consistently funded operations in the last three years through loans from both related and non-related parties as evidenced by various convertible notes listed below. As of our year ended March 31, 2007, we had eight outstanding notes, six of which are past due.

Principal Note Holder	Amount	Date Due	Status
1. Shannon Kirch	$ 143,700	8/17/2004	Past due at 12/31/05
2. Kelly Trimble*	$ 6,000	10/25/2005	Past due at 12/31/05
3. Kelly Trimble	$ 5,825	12/31/2006	Past due at 12/31/06
4. Kelly Trimble	$ 5,324	12/31/2006	Past due at 12/31/06
5. Kelly Trimble	$ 11,086	12/31/2006	Past due at 12/31/06
6. Kelly Trimble	$ 3,040	12/31/2006	Past due at 12/31/06
7. Kelly Trimble	$ 5,458	12/31/2007	Due on 12/31/2007
8. John Chris Kirch	$ 5,458	12/31/2007	Due on 12/31/2007

*  Kelly Trimble currently owns 16.67% of our outstanding shares

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

There are also six unpaid notes to Kelly Trimble, an affiliate by virtue of his ownership of 16.67% of our outstanding shares. The first is in the principal amount of $6,000 with imputed interest of 6%. The note is convertible at the holder’s option anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 60,000 shares of our common stock. The second note is in the amount of $5,825 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2007 into shares of our common stock at a conversion price of price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 58,000 shares. It has an imputed interest of 6%. The third Trimble note is in the principal amount of $5,324 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2008 into our common shares at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be into 53,240 shares. It also has imputed interest of 6%. During the quarter covered by this report, Kelly Trimble loaned us an additional $11,085.75 and $3,040 which are the subject of two additional convertible notes due and payable on December 31, 2006.  This note has similar terms and conversion privileges to the current outstanding notes in his name with the conversion period being after December 31, 2006 and no later than December 31, 2007. It is convertible at the “bid” price of our common stock on the date of conversion; if there is no bid price, then it is convertible into 12,000 common shares and 30,400 common shares, respectively. All of the Trimble notes are past due at December 31, 2006. On February 16, 2007, Mr. Trimble loaned us an additional $5,458.10 under a sixth convertible note due and payable on December 31, 2007.  It is convertible at his option after December 31, 2007 but no later than December 31, 2008 at the “bid” price or in the event there is no market, into 54,580 shares of our stock.

We also received a loan of $5,458.05 from John Chris Kirch under a convertible note due and payable on December 31, 2007.  The note can be converted at his option any time after December 31, 2007 but no later than December 31, 2008 at the “bid” price of our shares or into 54,580 shares of our stock in the event there is no bid.

As of the date hereof, there are outstanding notes totaling $185,890 with accrued interest of $26,030

We were also provided services by Lance Musicant who served as an officer and director from inception through his resignation on June 1, 2006.  Mr. Musicant performed services valued at $29,000 during our fiscal year ended March 31, 2006 and is still owed $25,000 at December 31, 2006. The unpaid services are not the subject of a written note and have been recorded as a liability.

Funding of Future Acquisitions

We will likely fund future acquisitions with the issuance of our common stock.

Off-Balance Sheet Arrangements

None.

Plan of Operation for the Next 12 Months

We currently have no revenues from operations and only $20 in cash and management’s efforts to secure new clients have not been successful in during the recent fiscal year; we therefore have no cash flows from operations. Until we succeed in acquiring new clients we will need to find other sources of financing to fund our losses.  In addition, it is more than likely that even should we begin generating revenues from operations in the immediate future, we will continue to operate at a loss and will require additional financing to fund our operations on an ongoing basis and to develop our coaching business.   Management is actively seeking and investigating other business opportunities.

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

In addition, management is actively seeking new business opportunities and certain shareholders have indicated their intention to introduce possible merger/acquisition candidates to Java Express.  Management will consider these opportunities when and if presented.

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

•

we have incurred net losses of approximately $439,687 since inception and there is substantial doubt as to our ability to continue as a “going concern.”

ITEM 7.

FINANCIAL STATEMENTS

Financial Statements

March 31, 2007

TABLE OF CONTENTS

Page

Independent Auditor’s Report

15

Balance Sheet – March 31, 2007

16

Statements of Operations for the Years Ended March 31, 2007 and 2006 and

the cumulative period of  December 14, 2001 (Date of Inception of

Development Stage) to March 31, 2007

17

Statements of Stockholders’ Equity from December 14, 2001 (Date of

Inception) to March 31, 2007

18

Statements of Cash Flows for the Years Ended March 31, 2007 and 2006

and the Cumulative Period of  December 14, 2001 (Date of Inception of

Development Stage) to March 31, 2007

20

Notes to Financial Statements

22

MADSEN & ASSOCIATES, CPA’s Inc.

684 East Vine St, Suite 3

Certified Public Accountants and Business Consultants

Murray, Utah 84107

Telephone 801 268-2632

Fax 801-262-3978

Board of Directors

Java Express, Inc.

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Java Express, Inc. (development stage company) at March 31, 2007, and the related statement of operations, stockholders' equity, and cash flows for the year ended March 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We did not audit the balance sheet of the Company for the year ended March 31, 2006 and the related statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. Those statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to the amounts included for the Company, is based solely on the report of other auditors.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Java Express, Inc. at March 31, 2007, and the related statements of operations, and cash flows for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

May 30, 2007                                                             s/Madsen & Associates, CPA’s Inc.

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEET
MARCH 31, 2007

ASSETS

CURRENT ASSETS
Cash & Cash Equivalents	$21
Total Current Assets	21

FIXED ASSETS:
Equipment	9,800
Furniture & Fixtures	8,100
Less Accumulated Depreciation	(10,365)
Net Fixed Assets	7,535

Total Assets	$7,556

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$2,581
Related Party Accounts Payable	25,000
Related Parties Notes Payable and Accrued Interest	211,922

Total Current Liabilities	239,503

STOCKHOLDERS' DEFICIT
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
No shares issued	-
Common Stock, Par value $.001
Authorized 50,000,000 shares,
Issued 5,701,000 shares	5,701
Paid-In Capital	202,039
Deficit Accumulated During Development Stage	(439,687)

Total Shareholders' Deficit	(231,947)

Total Liabilities and Shareholders' Deficit	$7,556

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to March 31, 2007

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Year Ended		Stage) to
	Mar. 31,		Mar. 31,
	2007	2006	2007

Revenue	$-	$123,650	$204,463

Cost of Revenue	-	39,000	45,400

Gross Profit	-	84,650	159,063

Expenses
General & Administrative	53,656	66,701	404,516
Sales & Marketing	4,312	66,752	153,321
Total Operating Expenses	57,968	133,453	557,837

Operating Loss	(57,968)	(48,803)	(398,774)

Other Income (Expenses):
Interest	(11,223)	(9,357)	(26,948)
Misc. Income	-	-	2,300
Loss on Sale of Investments	-	-	(23,019)
Gain on Sale of Equipment	-	-	6,754

Net Loss	$(69,191)	$(58,160)	$(439,687)

Loss Per Share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted Average Shares
Basic	5,701,000	5,701,000
Diluted	7,460,800	7,198,000
The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
Since December 14, 2001 (Inception) to March 31, 2007

				Deficit
				Accumulated
				Since
				December 14,
				2001
			Additional	Inception of
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage
December 14, 2001 (inception)	-	$ -	$ -	$ -

December 15, 2001, Common stock issued for cash	2,000,000	2,000	21,108	-

March 25, 2002, Common stock issued for cash	2,000,000	2,000	27,971	-

Net Loss	-	-	-	(14,579)

Balance at March 31, 2002	4,000,000	4,000	49,079	(14,579)

July 9, 2002, Common stock issued for
Conversion of Note	300,000	300	15,798	-

December 31, 2002, Common stock issued for cash	30,000	30	14,970	-

February 15, 2003, Common stock issued for cash	13,000	13	6,487	-

Capital contributed by shareholder	-	-	2,000	-

Net Loss	-	-	-	(57,154)

Balance at March 31, 2003	4,343,000	4,343	88,334	(71,733)

April 23, 2003, Common stock issued for cash	100,000	100	49,887	-

May 18, 2003, Common stock issued for cash	10,400	10	5,190	-

June 2, 2003, Common stock issued for cash	10,000	10	4,990	-

	(Continued)

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
Since December 14, 2001 (Inception) to March 31, 2007
(Continued)
				Deficit
				Accumulated
				Since
				December 14,
				2001
			Additional	Inception of
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage
June 26, 2003, Common stock issued for cash	23,000	$ 23	$ 11,477	$ -

July 9, 2003, Common stock issued for cash	5,000	5	2,495	-

July 17, 2003, Common stock issued for cash	8,000	8	3,992	-

July 23, 2003, Common stock issued for cash	1,600	2	798	-

Contributed capital	-	-	58	-

Net Loss	-	-	-	(71,761)

Balance at March 31, 2004	4,501,000	4,501	167,221	(143,494)

September 29, 2004 Common stock issued for	1,200,000	1,200	26,233	-
Acquisition of K-Com Business Coaching

Contributed capital	-	-	4,446	-

Net Loss	-	-	-	(168,842)

Balance at March 31, 2005	5,701,000	5,701	197,900	(312,336)

Contributed capital	-	-	937	-

Net Loss	-	-	-	(58,160)

Balance at March 31, 2006	5,701,000	5,701	198,837	(370,496)

Contributed capital	-	-	3,202	-

Net Loss	-	-	-	(69,191)

Balance at March 31, 2007	5,701,000	$ 5,701	$ 202,039	$ (439,687)

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to March 31, 2007

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Years Ended		Stage) to
	Mar. 31,		Mar. 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$(69,191)	$(58,160)	$(439,687)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	3,304	3,686	24,416
Stock Issued for Interest on Note	-	-	98
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	661	(661)	-
Increase (Decrease) in Accounts Payable	(8,906)	6,462	2,580
Increase (Decrease) in Accounts Payable-
Related Party Services	-	25,000	25,000
Increase (Decrease) in Accrued Interest	11,223	9,357	26,031
Net Cash Used In Operating Activities:	(62,909)	(14,316)	(345,297)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	153,566
Capital Contributed by Shareholder in Cash	3,202	937	10,643
Proceeds from Note Payable	36,192	6,000	238,407
Net Cash Provided By
Financing Activities	39,394	6,937	402,616
Net (Decrease) Increase In Cash	(23,515)	(7,379)	21
Cash at Beginning of Period	23,536	30,915	-
Cash at the End of Period	$21	$23,536	$21

[Continued]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to March 31, 2007
[Continued]

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Year Ended		Stage) to
	Mar. 31,		Mar. 31,
	2007	2006	2007
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Converted note payable to common stock	$-	$-	$16,098
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

==============================================================================

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 14, 2001 and it authorized 50,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. There are no shares of the preferred stock issued and outstanding and the terms have not been defined. The Company’s fiscal year end is March 31.  Since December 14, 2001, the Company has been in the development stage, and has not commenced planned principal operations.

On September 29, 2004, the Company entered into a plan of reorganization whereby they acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation in exchange for 1,200,000 shares of common stock.

On January 30, 2006, the Company dissolved its wholly-owned subsidiary, K-Com Business Coaching Corp.  All of the assets and liabilities of K-Com were absorbed by the Company and are reflected in its financial statements for the year ended March 31, 2006 and are recorded at book value.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 to 7 years. Depreciation expense for the years ended March 31, 2007 and 2006 was $3,304 and $3,686 respectively.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

March 31, 2007

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

On March 31, 2007, the Company had a net operating loss available for carry forward of $439,687.  The tax benefit of approximately $131,906 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2027.

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

3.  NOTES PAYABLE

The Company has entered into several note payable agreements. The notes are payable on demand and are convertible at the option of the holder within time parameters shown in the following table. The holder must give notice of conversion during the conversion period, absent such notice, the conversion rights expire as shown on the table.  At the date the notes were entered into there was no determinable value of the Company’s stock, thus there is no determinable value for the conversion options. Two of the notes have a stated interest rate of 6%. Interest has been imputed at 6% on all of the other notes.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

March 31, 2007

==============================================================================

3.  NOTES PAYABLE - continued

Notes Payable as of March 31, 2007

Noteholder	Note Amount	Accrued Interest	Due Date	Conversion Start Date	Conversion End Date	Conversion Shares

Shannon Kirch	$143,700.00	$24,416.73	12/31/05*	12/31/05	12/31/07	1,437,000

Kelly Trimble	$6,000.00		12/31/05*	12/31/05	12/31/07	60,000
	5,825.00		12/31/06*	12/31/06	12/31/07	58,000
	5,324.00		12/31/06*	12/31/06	12/31/08	53,240
	11,085.75		12/31/06*	12/31/06	12/31/07	12,000
	3,040.00		12/31/08	12/31/07	12/31/08	30,400
	5,458.05		12/31/07	12/31/07	12/31/08	54,580
	$36,732.80	$1,575.12

Chris Kirch	$5,458.06	$39.01	12/31/07	12/31/07	12/31/08	54,580

Totals	$185890.86	$26,030.86

* Notes that are past due as of the date of this report.

4.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 4,201,000 common shares for $153,266.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

The sole officer/director of the Company has acquired 17.5% of its common stock.

As of March 31, 2007, all activities of the Company were conducted by the corporate officer from either his home or business office.

Mr. Lance Musicant a former officer/director who resigned in May of 2006, received $2,000 for use of his home as Java’s office during the year ended March 31, 2006. During the same period he performed $29,000 in services; he was paid $4,000 and $25,000 are due and owing.

During May, 2006, Kelly Kimble became a 16% shareholder through the purchase of 750,000 shares of common stock owned by Allen Musicant, a former officer.  Mr. Trimble purchased these shares for investment purposes and may purchase additional shares from other shareholders, intends to introduce possible acquisition candidates to Java.  Mr. Trimble loaned us $6,000 during that year, prior to becoming an affiliate under a convertible note. During the past two fiscal years, after becoming an affiliate Mr. Trimble loaned us an additional $30,732 making the total amount due him under various notes: $36,733 plus accrued interest of $1,575. These notes can be converted into an aggregate of 268,220 shares of our common stock.

During May 2006, Mark Sansom became a 17% shareholder when he purchased 1,000,000 shares from Lance Musicant, a former president; Mr. Sansom purchased the shares for investment purposes but intends to present potential acquisitions to Java.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

March 31, 2007

==============================================================================

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS (continued)

Mr. John Chris Kirch, a 5% shareholder, received $18,361 for marketing services performed through JC Monavie Mission, Inc. and his wife, Ms. Harnicher, received $11,600 for business coaching services performed through Trio Health Sciences, Inc. during the year ended March 31, 2006. During the March 31, 2007 fiscal year his he received $2,500 for business coaching and marketing services performed through Trio Health Sciences and $2,000 individually for consulting services.

Shannon Kirch, is the daughter of John Chris Kirch and therefore could be considered a related party; she loaned the Company $143,500 with accrued interest of $24,416.

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

During the fourth quarter of the year ended March 31, 2007, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated.

ITEM 8B:

 OTHER INFORMATION

None

PART III

ITEM 9:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position Held	Director Since

Howard Abrams	47	Director, President, Secretary, CEO, CFO	May 2006

Howard began serving in these various capacities during our fiscal year ended March 31, 2007 having assumed the above positions upon the resignation of Lance Musicant on May 30, 2006.  Lance Musicant was our sole director from inception in December of 2001 until that date.

Background and Business Experience

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

Lance Musicant served as our President and sole director during the March and April of the fiscal year covered by this report and since our inception.  He resigned those positions on May 30, 2006. From 2000-2003, he served as Vice-President of BioGenetec, a corporation developing an herbal allergy medication located in Newport Beach, California.  He managed day-to day operations for the company including production and business development, marketing and administration.  Mr. Musicant was the managing partner of Musicant Management from 1996 - 2002. Musicant Management was a California sole proprietorship which furnished consulting and management for small businesses including a coffee shop dba the Coffee Gallery. Lance Musicant started and managed the Coffee Gallery, a 1,200 sq. foot coffee shop in Santa Ana, California in 1997 through 2000 when it closed. He oversaw daily operations, accounting, buying and management of 6 employees. From 2000 to the present, Mr. Musicant has also been an independent business consultant and financial planner. Mr. Musicant has a BS in Computers and a Masters in Business Administration.  He graduated SUMMA CUM LAUDE with honors in 1982 and 1990 respectively from the University of San Moritz in London, England.

Involvement in Other Public Companies

Howard Abrams does not serve on the board of any other public companies.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at the Company's annual meeting of shareholders, subject to ratification by the shareholders.  The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended March 31, 2007, we believe that all required forms were filed timely.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics was filed as an exhibit to our 10-KSB for December 31, 2004.

No Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or control person:

•

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

•

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor  offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting  his/her involvement in any type of business, securities or  banking  activities;

•

was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Corporate Governance

Nominating Committee

We do not have a standing nominating committee or a committee performing similar functions nor do we have any procedures in place by security holders may recommend nominees to board of directors. (407c3)

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

ITEM 10.

EXECUTIVE COMPENSATION

Compensation

No compensation was paid to our management for the year ended March 31, 2007.

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Outstanding Equity Awards

None

Options/SAR Grants in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Options/SAR Exercises in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Long Term Incentive Plan Awards in the Last Fiscal Year

None. We have no long-term incentive plans.

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  & MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of May 15, 2007.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 5,701,000 shares of common stock outstanding at that date.

CERTAIN BENEFICIAL OWNERS

Name and Address of

Amount and Nature

Beneficial Owners

of Beneficial Ownership(1)

Percentage of Class

 Mark Sansom(2)

1,010,000(2)

17.72%

  4985 Memory Lane

  Salt Lake City UT 84117

  Kelly Trimble(3)

950,000

16.67%

  175 So. Main St. #1230

  Salt Lake City UT 84111

  Joshua Musicant(3)

400,000

7.02%

  1855 Sherington Pl. #M-102

  Newport Beach, CA 92663

  Wallapha Saipreecha

400,000

7.02%

  9647 Gunsmith Dr.

  Las Vega NV 89123

  Nick Fischella

300,000

5.26%

  1855 Sherington Pl. #M-102

  Newport Beach, CA 92663

  Dominion World Investments

300,000

5.26%

  3851 Eagle Point Dr.

  Salt Lake City, Utah 84109

  Howard Abrams(5)

1,000,000

17.54%

  3945 S. Wasatch Blvd. #282

  Salt Lake City UT 84124

  Jay Kirch

500,000

8.77%

  2399 Bengal Blvd

  Salt Lake City UT 84121

  John Chris Kirch

530,000

9.30%

  3945 S. Wasatch Blvd. #282

  Salt Lake City UT 84124

(1)

All share ownership is direct

(2)

Mark Sansom acquired 1,000,000 of his shares from Lance Musicant who resigned as an officer director on May 30, 2006.

(3)

Kelly Trimble purchased 750,000 of these shares from Allen Musicant, a former officer, in a private transaction on May 23, 2006. Mr. Trimble has conversion privileges under several notes to convert loans into shares. Of these notes four are subject to conversion, as his discretion,  into up to 183,240 shares of our stock which would make his share ownership 1,133,240 shares or 19.26% of the then outstanding shares.

(4)

Joshua Musicant is a cousin of our former president, Lance Musicant.

(5)

Sole officer/director

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

Security Ownership of Management

The following table sets forth the ownership by each of directors and officers of any class of our voting securities as of the latest practicable date, May 15, 2007.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 5,701,000 shares of common stock outstanding at that date.

MANAGEMENT

Name and Address of

Amount and Nature

Beneficial Owners

of Beneficial Ownership (1)

 Percentage of Class

  Howard Abrams

1,000,000

17.54%

  3945 S. Wasatch Blvd. #282

  Salt Lake City UT 84124

  Director, President

  Chief Executive &

  Financial Officer

  ________________________

  Officers and Directors

1,000,000

17.54%

  as a Group (1 person)

(1)

All share ownership is direct

Changes in Control

 .

During our first quarter of this fiscal year, on May 23, 2006, Kelly Trimble and Mark Sansom who now owns 16.67% and 17.72% respectively of our outstanding shares, made it known their intention to introduce potential acquisition candidates to Java Express, Inc., which could, if consummated, result in a change in control.  As of this date there are no understandings or commitments regarding any such transaction.  However, if a favorable situation were to present itself through Mr. Trimble, or Mr. Sansom, or another individual, it could result in a change of control.

Other than the above, to the best of our knowledge, there are no contractual arrangements or pledges of our securities

Securities Authorized for Issuance under Equity Compensation Plans

None. We have no equity compensations plans.

ITEM 12:

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons which equals either $120,000 or an aggregate one percent of the average of our total assets at the year end of our last three fiscal years, whichever is less:

▪

Mr. Lance Musicant a former officer/director who resigned in May of 2006, received $2,000 for use of his home as Java’s office during the year ended March 31, 2006. During the same period he performed $29,000 in services; he was paid $4,000 and $25,000 are due and owing.

▪

During May, 2006, Kelly Kimble became a 16% shareholder through the purchase of 750,000 shares of common stock owned by Allen Musicant, a former officer.  Mr. Trimble purchased these shares for investment purposes, may purchase additional shares from other shareholders, and intends to introduce possible acquisition candidates to Java.  Mr. Trimble loaned us $6,000 during that year, prior to becoming an affiliate under a convertible note. During the past two fiscal years, after becoming an affiliate Mr. Trimble loaned us an additional $30,732 making the total amount due him under various notes: $36,733 plus accrued interest of $1,575. These notes can be converted into an aggregate of 268,220 shares of our common stock.

▪

During May 2006, Mark Sansom purchased 1,000,000 shares from our then former president, Lance Musicant; Mr. Sansom purchased the shares for investment purposes but intends to present potential acquisitions to Java.

▪

Dominion World Investments provided $5,000 in revenue to us in exchange for business plan preparation services; Dominion is a 5% shareholder.

▪

Mr. John Chris Kirch, a 5% shareholder, received $18,361 for marketing services performed through JC Monavie Mission, Inc. and his wife, Ms. Harnicher, received $11,600 for business coaching services performed through Trio Health Sciences, Inc. during the year ended March 31, 2006. During the March 31, 2007 fiscal year his he received $2,500 for business coaching and marketing services performed through Trio Health Sciences and $2,000 individually for consulting services.

▪

Shannon Kirch, is the daughter of John Chris Kirch and therefore could be considered a related party; she loaned us $143,500 with accrued interest of $24,416 on August 17, 2004.

Resolving Conflicts of Interest

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

Director Independence

We believe Howard Abrams, who acted as a director from May 2006 through the date of this report, is an independent director as defined under NASD Rule 4200(a)(15).

ITEM 13:

EXHIBITS

2.1

     Agreement and Plan of Reorganization, dated September 29, 2004 between Java Express, Inc. and

           K-Com Business Coaching Corp. (2)

 3.1

Articles of Incorporation as amended (1)

 3.2

Bylaws (1)

10.1

Convertible Note dated August 17, 2004: $143,700 (3)

10.3

Convertible Note dated October 25, 2005: $6,000 (4)

10.4

Convertible Note dated April 04, 2006: $ 5,825 (5)

10.5

Convertible Note dated June 22, 2006: $5,324(5)

10.6

Convertible Note dated October 6, 2006: $11,085.75 (6)

10.7

Convertible Note dated December 20, 2006: $3,040 (7)

10.8

Convertible Note dated February 16, 2007: $5,458*

10.9

Convertible Note dated February 16, 2007: $5,458*

14.1

Code of Ethics (8)

21.1

Subsidiaries (9)

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

(1)

Filed with our initial Form 10SB Registration Statement on January 12, 2004.

(2)

Filed as Exhibit 2.0 to Form 8-K filed with the Securities and Exchange Commission on October 5, 2006

(3)

Filed with Form 10-QSB for December 31, 2004 on February 14, 2005

(4)

Filed with Form 10-QSB for December 31, 2005 on February 14, 2006

(5)

Filed with Form 10-QSB for June 30, 2006 on August 8, 2006

(6)

Filed with Form 10-QSB for September 30, 2006 on October 27, 2006

(7)

Filed with Form 10-QSB for December 31, 2006 on February 1, 2007

(8)

Filed with our Form 10-KSB for March 31, 2004 on July 14, 2004.

(9)

Filed with our Form 10-KSB for March 31, 2005 on  June 38, 2005

*    Filed herewith

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our reports on Form 10-QSB and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $20,165 for March 31, 2006 and $??? for March 31, 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for our year ended March 31, 2006 and 2007. ???

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $200 for fiscal year ended March 31, 2006 and $??? for fiscal year ended March  31, 2007 and consisted of tax preparation services.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Audit Committee

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 6, 2007

 JAVA EXPRESS, INC.

By:   /s /Howard Abrams

Howard Abrams

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 6, 2007

/s/ Howard Abrams

Howard Abrams

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer