Form 10QSB
period 2007-06-30
JAVA EXPRESS INC
filed 2007-08-03
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

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

(702) 839-1098

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☑  No  ☐

APPLICABLE TO CORPORATE ISSUERS:

As of  July 1, 2007 the issuer had 5,701,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☑

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

JAVA EXPRESS, INC.

(A Development Stage Company)

Unaudited Financial Statements

JUNE 30, 2007

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash & Cash Equivalents	$ 19
Total Current Assets	19

Fixed Assets:
Equipment	9,800
Furniture & Fixtures	8,100
Less Accumulated Depreciation	(11,095)
Net Fixed Assets	6,805
Total Assets	$ 6,824

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$ 7,156
Related Party Accounts Payable	25,000
Related Parties Notes Payable and Accrued Interest	215,116

Total Current Liabilities	247,272

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
No shares issued	-
Common Stock, Par value $.001
Authorized 50,000,000 shares,
Issued 5,701,000 shares	5,701
Paid-In Capital	202,039
Deficit Accumulated During Development Stage	(448,188)

Total Shareholders' Equity	(240,448)

Total Liabilities and Shareholders' Equity	$ 6,824

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2007
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Three Months Ended		Stage) to
	June 30,		June 30,
	2007	2006	2007

Revenue	$-	$-	$204,463

Cost of Revenue	-	-	45,400

Gross Profit	-	-	159,063

Expenses
General & Administrative	5,307	20,100	409,823
Sales & Marketing	-	4,312	153,321
Total Operating Expenses	5,307	24,412	563,144

Operating Loss	(5,307)	(24,412)	(404,081)

Other Income (Expenses):
Interest	(3,194)	(2,571)	(30,142)
Misc. Income	-	-	2,300
Loss on Sale of Investments	-	-	(23,019)
Gain on Sale of Equipment	-	-	6,754

Net Loss	$(8,501)	$(26,983)	$(448,188)

Loss Per Share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Basic	5,701,000	5,701,000
Diluted	7,460,800	7,309,240

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2007
(Unaudited)

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Years Ended		Stage) to
	June 30,		June 30,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Loss	$(8,501)	$(26,983)	$(448,188)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	730	922	25,146
Stock Issued for Interest on Note	-	-	98
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Prepaid Expenses	-	661	-
Increase (Decrease) in Accounts Payable	4,575	(11,074)	7,155
Increase in Accounts Payable
-Related Party-Services	-	-	25,000
Increase in Accrued Interest	3,194	2,571	29,225
Net Cash Used In Operating Activities:	(2)	(33,903)	(345,299)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	153,566
Capital Contributed by Shareholder-Cash	-	180	10,643
Proceeds from Note Payable	-	11,149	238,407
Net Cash Provided By Financing Activities	-	11,329	402,616
Net (Decrease) Increase In Cash	(2)	(22,574)	19
Cash at Beginning of Period	21	23,536	-
Cash at the End of Period	$19	$962	$19

[Continued]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2007
(Unaudited)
[Continued]

Cumulative
Since
Dec. 14, 2001
(Inception of
Development
	For the Three Months		Stage) to
	Ended June 30,		June 30,
	2007	2006	2007
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ 200

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Converted note payable to common stock	$ -	$ -	$ 16,098
Stock issued in acquisition	$ -	$ -	$ 27,433
Fixed assets exchanged for investments	$ -	$ -	$ 51,597
Fixed assets exchanged for payment of notes	$ -	$ -	$ 22,935
Investments exchanged for notes	$ -	$ -	$ 6,860

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 14, 2001 and authorized 50,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. There are no shares of the preferred stock issued and outstanding and the terms have not been defined. The Company’s fiscal year end is March 31.  Since December 14, 2001, the Company has been in the development stage, and has not commenced planned principal operations.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 to 7 years. Depreciation expense for the periods ended June 30, 2007 and 2006 was $730 and $922 respectively.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

June 30, 2007

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

On June 30, 2007, the Company had a net operating loss available for carry forward of $448,188.  The tax benefit of approximately $134,456 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2027.

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

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

June 30, 2007

3.  NOTES PAYABLE - continued

Notes Payable as of June 30, 2007

Noteholder	Note Amount	Accrued Interest	Due Date	Conversion Start Date	Conversion End Date	Conversion Shares

Shannon Kirch	$143,700	$26,951	12/31/05*	12/31/05	12/31/07	1,437,000

Kelly Trimble	$6,000		12/31/05*	12/31/05	12/31/07	60,000
	5,825		12/31/06*	12/31/06	12/31/07	58,000
	5,324		12/31/06*	12/31/06	12/31/08	53,240
	11,086		12/31/06*	12/31/06	12/31/07	12,000
	3,040		12/31/08	12/31/07	12/31/08	30,400
	5,458		12/31/07	12/31/07	12/31/08	54,580
	$36,733	$2,153

Chris Kirch	$5,458	$121	12/31/07	12/31/07	12/31/08	54,580

Totals	$185,891	$29,225

* Notes that are past due as of the date of this report.

4.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 4,201,000 common shares for $153,266.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

The sole officer/director of the Company has acquired 17.5% of its common stock.

As of June 30, 2007, all activities of the Company were conducted by the corporate officer from either his home or business office.

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

June 30, 2007

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS (continued)

Mr. John Chris Kirch, a 5% shareholder, received $18,361 for marketing services performed through JC Monavie Mission, Inc. and his wife, Ms. Harnicher, received $11,600 for business coaching services performed through Trio Health Sciences, Inc. during the year ended March 31, 2006. During the March 31, 2007 fiscal year he received $2,500 for business coaching and marketing services performed through Trio Health Sciences and $2,000 individually for consulting services.

Shannon Kirch, is the daughter of John Chris Kirch and therefore could be considered a related party; she loaned the Company $143,700 with accrued interest of $26,951.

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

Results of Operations

The following discussions are based on the consolidated financial statements for the three months ended June 30, 2007 and 2006, for Java Express, Inc.  The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Part I, Item 1. Financial Statements.

Comparison of June, 2007 and 2006 Three Months Ended Operations

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Revenues	$ -	$ -
Cost of revenues	-	-
Gross profit	-	-
Total operating expenses	5,307	24,412
Loss from operations	5,307	24,412
Other expense	3,194	2,571
Net loss	8,501	26,983
Net loss per share	(0.00)	(0.00)

Revenues and Costs of Revenues

Revenues are generated by services provided and are recognized as services are performed. We had no revenues for the three months ended June 30, 2007 or that same period in 2006, and, therefore, had no cost of revenues in either comparative three-month period. Our lack of revenues since the June 2006 quarter is due to the completion of contracts with our clients that were not replaced. Management was unsuccessful in securing new contracts with existing clients or new clients to provide us with revenues during that period. Management is currently examining its options for funding sources or other business operations.

Operating Expenses

During our three months ended June 30, 2007, our general and administrative expenses were $5,307 and sales & marketing cost us $-0- for total operating expenses of $5,307. Our operating expenses for the three months ended June 30, 2006 were significantly higher at $24,412 with general and administrative expenses of $20,100 and sales & marketing costs of $4,312.  We spent more in that three-month period last year as we attempted to take advantage of our market in response to our revenue stream and the nearly 70% profit margin we had experienced in prior quarters and replace contracts or locate new clients. During the current first quarter ended June 30, 2007, management had determined to begin looking at new business options, funding sources and business operations and reduced spending as much as possible due to the total lack of cash flows. During each of the last June 30 quarters ended 2007 and 2006, our general and administrative expenses were mostly associated with day-to-day operations including the legal and accounting expenses associated with our reporting obligations.

Loss from operations

Our net operating losses for June 30, 2007 quarter ended were $5,307 compared to quarter ended June 30, 2006 when we had an operating loss of  $24,412. We had no revenues in either year’s first quarters to offset expenses.

Other expenses

Other expenses during our quarter ended June 30, 2007 consisted of a $3,194 interest expense; other expenses during our quarter ended June 30, 2006, 2006 consisted of an interest expense of $2,571. The increase in interest expense between the two years was a result of interest on notes due and payable.

Cumulative Losses Since Inception

Although we generated revenues since inception of $204,463 and a gross profit of $159,063 or 78%, our cumulative loss from operations is $404,081 and our cumulative net loss is $448,188.  Our costs of operating have consistently exceeded our revenues and we suffered from a complete lack of revenues during the last 12 months.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of June 30, 2007

Total Current Assets	$ 19
Net Fixed Assets	6,805
Total Assets	6,824
Total Liabilities	247,272
Accumulated Deficit	448,188
Total Stockholders Deficit	240,448

At June 30, 2007, our total current assets were $6,824 and consisted of cash and cash equivalents of $19 and fixed assets of $6,805 net of accumulated depreciation of $11,095.

Liabilities at June 30, 2007 totaled $247,272 and consisted of $7,156 in accounts payable, related party notes payable and accrued interest of $215,116, and $25,000 in unpaid services due our former president, Lance Musicant.  The notes are discussed below under “Funding Through Convertible Notes and Services.”

Acquisition of Subsidiary through Issuance of Common Stock

We funded the acquisition of our subsidiary through the issuance of common stock.  On September 29, 2004 the Company issued 1,200,000 shares of common stock for the 100% purchase of K-Com Business Coaching. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transaction

Funding Through Convertible Notes and Services

We have consistently funded operations in the last three years through loans from both related and non-related parties as evidenced by various convertible notes listed below. As of our three months ended June 30, 2007, we had eight outstanding notes, five of which are past due. As of the date hereof, the outstanding notes total $185,891 with accrued interest of $29,225

Principal Note Holder	Amount	Date Due	Status
1. Shannon Kirch	$ 143,700	12/31/2005	Past due at 12/31/05
2. Kelly Trimble*	$ 6,000	10/25/2005	Past due at 12/31/05
3. Kelly Trimble	$ 5,825	12/31/2006	Past due at 12/31/06
4. Kelly Trimble	$ 5,324	12/31/2006	Past due at 12/31/06
5. Kelly Trimble	$ 11,086	12/31/2006	Past due at 12/31/06
6. Kelly Trimble	$ 3,040	12/31/2008	Due on 12/31/2008
7. Kelly Trimble	$ 5,458	12/31/2007	Due on 12/31/2007
8. John Chris Kirch	$ 5,458	12/31/2007	Due on 12/31/2007

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

There are also six unpaid notes to Kelly Trimble, an affiliate by virtue of his ownership of 16.67% of our outstanding shares. The first is in the principal amount of $6,000 with imputed interest of 6%. The note is convertible at the holder’s option anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 60,000 shares of our common stock. The second note is in the amount of $5,825 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2007 into shares of our common stock at a conversion price of price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 58,000 shares. It has an imputed interest of 6%. The third Trimble note is in the principal amount of $5,324 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2008 into our common shares at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be into 53,240 shares. It also has imputed interest of 6%. The fourth and fifth Trimble notes are for an additional $11,085.75 and $3,040 which are the subject of two additional convertible notes due and payable on December 31, 2006 and December 31, 2008 respectively.  These notes have similar terms and conversion privileges to his other outstanding notes with the conversion period being after December 31, 2006 and no later than December 31, 2007 for the first note, and after December 31, 2007 but before December 31, 2008 for the second.  They are convertible at the “bid” price of our common stock on the date of conversion; if there is no bid price, then they are convertible into 12,000 common shares and 30,400 common shares, respectively. On February 16, 2007, Mr. Trimble loaned us an additional $5,458.10 under a sixth convertible note due and payable on December 31, 2007.  It is convertible at his option after December 31, 2007 but no later than December 31, 2008 at the “bid” price or in the event there is no market, into 54,580 shares of our stock.

We also received a loan of $5,458.05 from John Chris Kirch under a convertible note due and payable on December 31, 2007.  The note can be converted at his option any time after December 31, 2007 but no later than December 31, 2008 at the “bid” price of our shares or into 54,580 shares of our stock in the event there is no bid.

We were also provided services by Lance Musicant who served as an officer and director from inception through his resignation on June 1, 2006.  Mr. Musicant performed services valued at $29,000 during our fiscal year ended March 31, 2006 and is still owed $25,000 at June 30, 2007. The unpaid services are not the subject of a written note and have been recorded as a liability.

Plan of Operation for the Next 12 Months

We currently have no revenues from operations and only $19 in cash and management’s efforts to secure new clients have not been successful in during the recent fiscal year; we therefore have no cash flows from operations. Until we succeed in acquiring new clients we will need to find other sources of financing to fund our losses.  In addition, it is more than likely that even should we begin generating revenues from operations in the immediate future, we will continue to operate at a loss and will require additional financing to fund our operations on an ongoing basis and to develop our coaching business.   Management is actively seeking and investigating other business opportunities.

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

•

we have incurred net losses of approximately $448,188 since inception and there is substantial doubt as to our ability to continue as a “going concern.”

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

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated

PART II – OTHER INFORMATION

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

10.6

Convertible Note dated October 6, 2006: $11,085.75 (6)

10.7

Convertible Note dated December 20, 2006: $3,040 (7)

10.8

Convertible Note dated February 16, 2007: $5,458(8)

10.9

Convertible Note dated February 16, 2007: $5,458(8)

31.1

Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.2

 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section

1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)

Filed with our initial Form 10SB Registration Statement on January 12, 2004.

(2)

Filed as Exhibit 2.0 to Form 8-K filed with the Securities & Exchange Commission on Oct 5, 2006

(3)

Filed with Form 10-QSB for December 31, 2004 on February 14, 2005

(4)

Filed with Form 10-QSB for December 31, 2005 on February 14, 2006

(5)

Filed with Form 10-QSB for June 30, 2006 on August 8, 2006

(6)

Filed with Form 10-QSB for September 30, 2006 on October 27, 2006

(7)

Filed with Form 10-QSB for December 31, 2006 on February 1, 2007

(8)

Filed with Form 10-KSB for March 31, 2007 on June 7, 2007

*    Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVA EXPRESS, INC.

(Registrant)

DATE:  July 30 , 2007

By: /s/ Howard Abrams

Howard Abrams

Chief Executive and Financial

Officer and Chairman of the

Board of Directors