Form 10QSB
period 2007-09-30
JAVA EXPRESS INC
filed 2007-10-29
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

☐

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

APPLICABLE TO CORPORATE ISSUERS:

As of October 15, 2007 the issuer had 5,701,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☑

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

JAVA EXPRESS, INC.

(A Development Stage Company)

Unaudited Financial Statements

SEPTEMBER 30, 2007

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash & Cash Equivalents	$19
Total Current Assets	19

Fixed Assets:
Equipment	9,800
Furniture & Fixtures	8,100
Less Accumulated Depreciation	(11,825)
Net Fixed Assets	6,075

Total Assets	$6,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts Payable	$8,454
Related Party Accounts Payable	25,000
Related Parties Notes Payable and Accrued Interest	218,359

Total Current Liabilities	251,813

STOCKHOLDERS' DEFICIT
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
No shares issued	-
Common Stock, Par value $.001
Authorized 50,000,000 shares,
Issued 5,701,000 shares	5,701
Paid-In Capital	202,039
Deficit Accumulated During Development Stage	(453,459)

Total Shareholders' Deficit	(245,719)

Total Liabilities and Shareholders' Deficit	$6,094

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2007
(Unaudited)
					Cumulative
					Since
					Dec. 14, 2001
					(Inception of
	For the Three		For the Six		Development
	Months Ended		Months Ended		Stage) to
	Sep. 30,		Sep. 30,		Sep. 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$204,463

Cost of Revenue	-	-	-	-	45,400

Gross Profit	-	-	-	-	159,063

Expenses
General & Administrative	2,028	14,898	7,335	34,998	411,851
Sales & Marketing	-	-	-	4,312	153,321
Total Operating Expenses	2,028	14,898	7,335	39,310	565,172

Operating Loss	(2,028)	(14,898)	(7,335)	(39,310)	(406,109)

Other Income (Expenses):
Interest	(3,242)	(2,687)	(6,437)	(5,258)	(33,385)
Misc. Income	-	-	-	-	2,300
Loss on Sale of Investments	-	-	-	-	(23,019)
Gain on Sale of Equipment	-	-	-	-	6,754

Net Loss	$(5,270)	$(17,585)	$(13,772)	$(44,568)	$(453,459)

Loss Per Share – Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares
Basic	5,701,000	5,701,000	5,701,000	5,701,000
Diluted	7,460,800	7,309,240	7,460,800	7,309,240

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2007
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Six Months Ended		Stage) to
	Sep. 30,		Sep. 30,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Loss	$(13,772)	$(44,568)	$(453,459)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	1,460	1,844	25,876
Stock Issued for Interest on Note	-	-	98
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Prepaid Expenses	-	661	-
Increase in Accounts Payable	5,873	1,754	8,453
Increase in Accounts Payable-Related Party-Services	-	-	25,000
Increase in Accrued Interest	6,437	5,258	32,468
Net Cash Used In Operating Activities:	(2)	(35,051)	(345,299)

Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)

Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	153,566
Capital Contributed by Shareholder-Cash	-	980	10,643
Proceeds from Note Payable	-	11,149	238,407
Net Cash Provided By Financing Activities	-	12,129	402,616
Net (Decrease) Increase In Cash	(2)	(22,922)	19
Cash at Beginning of Period	21	23,536	-
Cash at the End of Period	$19	$614	$19

[Continued]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2007
[Continued]

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Six Months Ended		Stage) to
	Sep. 30,		Sep. 30,
	2007	2006	2007
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Converted note payable to common stock	$-	$-	$16,098
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 to 7 years. Depreciation expense for the periods ended September 30, 2007 and 2006 was $1,460 and $1,844 respectively.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

September 30, 2007

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

On September 30, 2007, the Company had a net operating loss available for carry forward of $453,459.  The tax benefit of approximately $136,037 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2027.

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

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

September 30, 2007

3.  NOTES PAYABLE - continued

Notes Payable as of September 30, 2007

Noteholder	Note Amount	Accrued Interest	Due Date	Conversion Start Date	Conversion End Date	Conversion Shares

Shannon Kirch	$143,700	$29,524	12/31/05*	12/31/05	12/31/07	1,437,000

Kelly Trimble	$6,000		12/31/05*	12/31/05	12/31/07	60,000
	5,825		12/31/06*	12/31/06	12/31/07	58,000
	5,324		12/31/06*	12/31/06	12/31/08	53,240
	11,086		12/31/06*	12/31/06	12/31/07	12,000
	3,040		12/31/08	12/31/07	12/31/08	30,400
	5,458		12/31/07	12/31/07	12/31/08	54,580
	$36,733	$2,739

Chris Kirch	$5,458	$205	12/31/07	12/31/07	12/31/08	54,580

Totals	$185,891	$32,468

* Notes that are past due as of the date of this report.

4.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 4,201,000 common shares for $153,266.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

The sole officer/director of the Company has acquired 17.5% of its common stock.

As of September 30, 2007, all activities of the Company were conducted by the corporate officer from either his home or business office.

Mr. Lance Musicant a former officer/director who resigned in May of 2006, received $2,000 for use of his home as Java’s office during the year ended March 31, 2006. During the same period he performed $29,000 in services; he was paid $4,000 and $25,000 are due and owing.

During May, 2006, Kelly Trimble became a 16% shareholder through the purchase of 750,000 shares of common stock owned by Allen Musicant, a former officer.  Mr. Trimble purchased these shares for investment purposes and may purchase additional shares from other shareholders, intends to introduce possible acquisition candidates to Java.  Mr. Trimble loaned us $6,000 during that year, prior to becoming an affiliate under a convertible note. During the past two fiscal years, after becoming an affiliate Mr. Trimble loaned us an additional $30,732 making the total amount due him under various notes: $36,733 plus accrued interest of $2,739. These notes can be converted into an aggregate of 268,220 shares of our common stock.

During May 2006, Mark Sansom became a 17% shareholder when he purchased 1,000,000 shares from Lance Musicant, a former president; Mr. Sansom purchased the shares for investment purposes but intends to present potential acquisitions to Java.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

September 30, 2007

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS (continued)

Mr. John Chris Kirch, a 5% shareholder, received $18,361 for marketing services performed through JC Monavie Mission, Inc. and his wife, Ms. Harnicher, received $11,600 for business coaching services performed through Trio Health Sciences, Inc. during the year ended March 31, 2006. During the March 31, 2007 fiscal year he received $2,500 for business coaching and marketing services performed through Trio Health Sciences and $2,000 individually for consulting services. During the year ended March 31, 2007, Mr. Kirch loaned the Company $5458 which has accrued interest to-date of $205.

Shannon Kirch, is the daughter of John Chris Kirch and therefore could be considered a related party; she loaned the Company $143,700 with accrued interest of $29,524.

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

 Item 2.

Management’s Discussion and Analysis of Financial Condition or Plan of

Operation

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

General

Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. We were unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation (“K-Com”) and began developing K-Com’s existing business coaching operations. In January 30, 2006, we dissolved K-Com Business Coaching Services and all of its assets and liabilities were absorbed by Java Express. We were unsuccessful in fully implementing our K- Com business plan and have not generated any revenues from our coaching services since June 2006.  Although management continued for a time to seek new clients and contracts we have now ceased operations and are currently seeking funding sources, other business opportunities, and acquisitions.  We are now considered a “blank check” company.

Plan of Operation

Management will attempt to locate and negotiate with a business entity for the merger of that target company into Java Express. In certain instances, a target company may wish to become a subsidiary or may wish to contribute assets to Java rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target company. We will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including our sole officer/director, shareholders, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our sole officer/director and some shareholders as well as indirect associations between them and other business and professional people.

Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.

Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, management may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our sole officer and director to conduct our business.  We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Description of Property

We do not currently own any property.  We utilize office space in the residence of Howard Abrams at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income

Results of Operations

The following discussions are based on the consolidated financial statements for the three and six months ended September 30, 2007 and 2006, for Java Express, Inc.  The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Part I, Item 1. Financial Statements.

Comparison of September 30, 2007 and 2006 Three & Six Months Ended Operations

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-
Expenses	2,028	14,898	7,335	39,310
Loss from operations	(2,028)	(14,898)	(7,335)	(39,310)
Other income (Expenses)	(3,242)	(2,687)	(6,437)	(5,258)
Net Loss	(5,270)	(17,585)	(13,772)	(44,568)
Loss per share	(0.00)	(0.00)	(0.00)	(0.01)

Revenues and Costs of Revenues

We have no revenue. Up until June of 2006, revenues were generated by services provided and recognized as services were performed. We had no revenues for the three or six month period ended September 30, 2007 or in the same periods in 2006, and, therefore, had no cost of revenues in either comparative three or six-month periods. Our lack of revenues since the June 2006 quarter is due to the completion of contracts; management was unsuccessful in replacing those contracts or generating any additional coaching service revenues.  We have since ceased operations and management is seeking new business opportunities.

Operating Expenses/ Loss from Operations

During the second quarter ended September 30, 2007, general and administrative expenses were $2,028 and sales & marketing cost us $0 for total operating expenses of $2,028 and a net operating loss of the same.  Our prior year’s second quarter general and administrative expenses were considerably higher at $14,898 with no sales and marketing expenses for total operating expenses of $14,898 and an operating loss of the same. The lower operating loss this year in the second quarter is a result of ceasing our operations as a business coaching service.

When comparing the six months periods ended September 30, 2007 and 2006, this year’s first six months saw operating expenses of $7,335 which consisting solely of general and administrative expenses and a loss from operations of the same.  Last year our operating expenses were nearly five times higher at $39,310 with $34,998 in the general and administrative category and $4,312 in sales and marketing expenses.  We spent more in both the three and six-month periods last year as we attempted to take advantage of our market in response to our revenue stream at that time.

During our first quarter ended June 30, 2007, management determined to wind down operations as a coaching service and began looking at new business options, funding sources and business operations. In connection with this strategy, spending was reduced as much as possible due to the total lack of cash flows. Management has since ceased all operations associated with our business plan and continues seeking new business operations.

.  Other expenses/Net loss

Other expenses during our quarter ended September 30, 2007 consisted of a $3,242 interest expense; other expenses during our quarter ended September 30, 2006, consisted of an interest expense of $2,687.   Other expenses in the six-month periods ended September 30, 2007 and 2006 also consisted of interest expenses which were $6,437 for the six months ended September 30, 2007 and $5,258 in the comparable period last year. The increase in interest expense between the two years was a result of interest on notes due and payable. Other expenses increased our operating losses to a net loss of $5,270 in the second quarter of 2007 compared to a net loss of $17,585 in the second quarter of 2006.  The interest expenses also increased our net loss to $13,772 in the six months ended September 30, 2007 and $44,568 in the six months ended September 30, 2006.  Other expenses were therefore significantly higher proportionately to our net loss in the three and six month periods of 2007 compared to the three and six month period last year when operating losses were the largest part of our net loss.

Cumulative Losses Since Inception

Although we generated revenues since inception of $204,463 and a gross profit of $159,063 or 78%, our cumulative loss from operations is $406,109 and our cumulative net loss is $453,459.  Our costs of operating have consistently exceeded our revenues and we suffered from a complete lack of revenues during the last 15 months and have now ceased operations as a business coaching company.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of September 30, 2007

Total Current Assets	$ 19
Net Fixed Assets	6,075
Total Assets	6,094
Total Liabilities	251,813
Accumulated Deficit	453,459
Total Stockholders Deficit	245,719

At September 30, 2007, our total current assets were $6,094 and consisted of cash and cash equivalents of $19 and fixed assets of $6,075 net of accumulated depreciation of $11,825.

Liabilities at September 30, 2007 totaled $251,813 and consisted of $8,454 in accounts payable, related party notes payable including accrued interest of $218,359, and $25,000 in unpaid services due our former president, Lance Musicant.  The notes are discussed below under “Funding Through Convertible Notes and Services.”   Accounts payable consists mainly of professional services for legal and accounting related to our reporting obligations.

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

We have consistently funded operations in the last three years through loans from both related and non-related parties as evidenced by various convertible notes listed below. As of our six months ended September 30, 2007, we had eight outstanding notes, five of which are past due. As of the date hereof, the outstanding notes total $185,891 with accrued interest of $32,468.

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

The note was renegotiated to increase the conversion period to December 31, 2007 and the conversion price is now $.10 per share.  In addition, the holder has until January 1, 2008 to give notice of her intent to convert.

There are also six unpaid notes to Kelly Trimble, an affiliate by virtue of his ownership of 16.67% of our outstanding shares. The first is in the principal amount of $6,000 with imputed interest of 6%. The note is convertible at the holder’s option anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 60,000 shares of our common stock. The second note is in the amount of $5,825, was due on 12/31/06 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2007 into shares of our common stock at a conversion price of price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 58,000 shares. It has an imputed interest of 6%. The third Trimble note is in the principal amount of $5,324 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2008 into our common shares at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be into 53,240 shares. It was also due on December 31, 2006 and has imputed interest of 6%. The fourth and fifth Trimble notes are for an additional $11,085.75 and $3,040 which are the subject of two additional convertible notes due and payable on December 31, 2006 and December 31, 2008 respectively.  These notes have similar terms and conversion privileges to his other outstanding notes with the conversion period being after December 31, 2006 and no later than December 31, 2007 for the first note, and after December 31, 2007 but before December 31, 2008 for the second.  They are convertible at the “bid” price of our common stock on the date of conversion; if there is no bid price, then they are convertible into 12,000 common shares and 30,400 common shares, respectively. On February 16, 2007, Mr. Trimble loaned us an additional $5,458.10 under a sixth convertible note due and payable on December 31, 2007.  It is convertible at his option after December 31, 2007 but no later than December 31, 2008 at the “bid” price or in the event there is no market, into 54,580 shares of our stock.

We also received a loan of $5,458.05 from John Chris Kirch under a convertible note due and payable on December 31, 2007.  The note can be converted at his option any time after December 31, 2007 but no later than December 31, 2008 at the “bid” price of our shares or into 54,580 shares of our stock in the event there is no bid.

We were also provided services by Lance Musicant who served as an officer and director from inception through his resignation on June 1, 2006.  Mr. Musicant performed services valued at $29,000 during our fiscal year ended March 31, 2006 and is still owed $25,000 at September  30, 2007. The unpaid services are not the subject of a written note and have been recorded as a liability.

Lack of Cash Flows

We have ceased operations as a business coaching company and have had no cash flows from operations at the present time. We have no material commitments for the next twelve months although many of the convertible notes come due in the next quarter. These notes can be satisfied with shares of our common stock. Currently we have a capital deficit and our current liquidity needs cannot be met with the cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.  In the past we have relied on cash flows from operations and advances from our president and various shareholders to cover our operating costs. We ceased generating revenues from operations in June 2006 and relied solely on loans from shareholders since that time.  Management anticipates that we will receive sufficient advances our president or shareholders to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

Off Balance Sheet Arrangements

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

32.1

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

DATE:  October 26, 2007

By: /s/ Howard Abrams

Howard Abrams

Chief Executive and Financial

Officer and Chairman of the

Board of Directors