Form 10QSB
period 2007-12-31
JAVA EXPRESS INC
filed 2008-02-13
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2007

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

APPLICABLE TO CORPORATE ISSUERS:

As of January 31, 2008 the issuer had 5,701,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☑

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

JAVA EXPRESS, INC.

(A Development Stage Company)

Unaudited Financial Statements

DECEMBER 31, 2007

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash & Cash Equivalents	$8,070
Total Current Assets	8,070

Fixed Assets:
Equipment	9,800
Furniture & Fixtures	8,100
Less Accumulated Depreciation	(12,555)
Net Fixed Assets	5,345

Total Assets	$13,415

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts Payable	$9,866
Related Party Accounts Payable	25,000
Related Parties Notes Payable and Accrued Interest	229,704

Total Current Liabilities	264,570

STOCKHOLDERS' DEFICIT
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
No shares issued	-
Common Stock, Par value $.001
Authorized 50,000,000 shares,
Issued 5,701,000 shares	5,701
Paid-In Capital	202,039
Deficit Accumulated During Development Stage	(458,895)

Total Shareholders' Deficit	(251,155)

Total Liabilities and Shareholders' Deficit	$13,415

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2007 and 2006 and the
Cumulative Period of December 14, 2001 (Date of Inception of the Development Stage) to December 31, 2007
(Unaudited)
					Cumulative
					Since
					Dec. 14, 2001
					(Inception of
	For the Three		For the Nine		Development
	Months Ended		Months Ended		Stage) to
	Dec. 31,		Dec. 31,		Dec. 31,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$204,463

Cost of Revenue	-	-	-	-	45,400

Gross Profit	-	-	-	-	159,063

Expenses
General & Administrative	2,141	14,346	9,476	49,344	413,992
Sales & Marketing	-	-	-	4,312	153,321
Total Operating Expenses	2,141	14,346	9,476	53,656	567,313

Operating Loss	(2,141)	(14,346)	(9,476)	(53,656)	(408,250)

Other Income (Expenses):
Interest	(3,295)	(2,916)	(9,732)	(8,174)	(36,680)
Misc. Income	-	-	-	-	2,300
Loss on Sale of Investments	-	-	-	-	(23,019)
Gain on Sale of Equipment	-	-	-	-	6,754

Net Loss	$(5,436)	$(17,262)	$(19,208)	$(61,830)	$(458,895)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares
Basic	5,701,000	5,701,000	5,701,000	5,701,000
Diluted	7,541,310	7,351,640	7,541,310	7,351,640
The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2007
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Nine Months Ended		Stage) to
	Dec. 31,		Dec. 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Loss	$(19,208)	$(61,830)	$(458,895)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	2,190	2,574	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Prepaid Expenses	-	661	-
Increase in Accounts Payable	7,284	650	9,864
Increase in Accounts Payable-Related Party-Services	-	-	25,000
Increase in Accrued Interest	9,732	8,174	35,763
Net Cash Used In Operating Activities:	(2)	(49,771)	(345,299)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	153,566
Capital Contributed by Shareholder-Cash	-	980	10,643
Proceeds from Note Payable	8,051	25,275	246,458
Net Cash Provided By Financing Activities	8,051	26,255	410,667
Net (Decrease) Increase In Cash	8,049	(23,516)	8,070
Cash at Beginning of Period	21	23,536	-
Cash at the End of Period	$8,070	$20	$8,070

[Continued]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2007
[Continued]

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

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 14, 2001 with authorized 50,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. There are no shares of the preferred stock issued and outstanding and the terms have not been defined. The Company’s fiscal year end is March 31.  Since December 14, 2001, the Company has been in the development stage, and has not commenced planned principal operations.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 to 7 years. Depreciation expense for the periods ended December 31, 2007 and 2006 was $2,190 and $2,574 respectively.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

December 31, 2007

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

On December 31, 2007, the Company had a net operating loss available for carry forward of $458,895.  The tax benefit of approximately $139,668 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2028.

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

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

December 31, 2007

3.  NOTES PAYABLE - continued

Notes Payable as of December 31, 2007

Noteholder	Note Amount	Accrued Interest	Due Date	Conversion Start Date	Conversion End Date	Conversion Shares

Shannon Kirch	$143,700	$32,135	12/31/05*	12/31/05	12/31/07	1,437,000

Kelly Trimble	$6,000		12/31/05*	12/31/05	12/31/07	60,000
	5,825		12/31/06*	12/31/06	12/31/07	58,000
	5,324		12/31/06*	12/31/06	12/31/08	53,240
	11,086		12/31/06*	12/31/06	12/31/07	12,000
	3,040		12/31/08	12/31/07	12/31/08	30,400
	5,458		12/31/07	12/31/07	12/31/08	54,580
	8051		12/31/08	12/31/08	12/31/09	80,510
	$44,784	$3,338

Chris Kirch	$5,458	$290	12/31/07	12/31/07	12/31/08	54,580

Totals	$193,942	$35,763

*   Notes that are past due as of the date of this report.

4.  CAPITAL STOCK

Since inception the Company completed private placement offerings of 4,201,000 common shares for $153,266.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

The sole officer/director of the Company has acquired 17.5% of its common stock.

As of December 31, 2007, all activities of the Company were conducted by the corporate officer from either his home or business office.

Mr. Lance Musicant a former officer/director who resigned in May of 2006, received $2,000 for use of his home as Java’s office during the year ended March 31, 2006. During the same period he performed $29,000 in services; he was paid $4,000 and $25,000 are due and owing.

During May, 2006, Kelly Kimble became a 16% shareholder through the purchase of 750,000 shares of common stock owned by Allen Musicant, a former officer.  Mr. Trimble purchased these shares for investment purposes and may purchase additional shares from other shareholders, intends to introduce possible acquisition candidates to Java.  Mr. Trimble loaned us $6,000 during that year, prior to becoming an affiliate under a convertible note. During the past two fiscal years, after becoming an affiliate Mr. Trimble loaned us an additional $38,784 making the total amount due him under various notes: $44,784 plus accrued interest of $3,338. These notes can be converted into an aggregate of 348,730 shares of our common stock.

During May 2006, Mark Sansom became a 17% shareholder when he purchased 1,000,000 shares from Lance Musicant, a former president; Mr. Sansom purchased the shares for investment purposes but intends to present potential acquisitions to Java.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

December 31, 2007

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS (continued)

Mr. John Chris Kirch, a 5% shareholder, received $18,361 for marketing services performed through JC Monavie Mission, Inc. and his wife, Ms. Harnicher, received $11,600 for business coaching services performed through Trio Health Sciences, Inc. during the year ended March 31, 2006. During the March 31, 2007 fiscal year he received $2,500 for business coaching and marketing services performed through Trio Health Sciences and $2,000 individually for consulting services. During the year ended March 31, 2007, Mr. Kirch loaned the Company $5458 which has accrued interest to-date of $290.

Shannon Kirch, is the daughter of John Chris Kirch and therefore could be considered a related party; she loaned the Company $143,700 with accrued interest of $32,135.

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

The following discussions are based on the consolidated financial statements for the three and nine months ended December 31, 2007 and 2006, for Java Express, Inc.  The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Part I, Item 1. Financial Statements.

Comparison of December 31, 2007 and 2006 Three & Nine Months Ended Operations

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-
Expenses	2,141	14,346	9,476	53,656
(Loss) from operations	(2,141)	(14,346)	(9,476)	(53,656)
Other income (Expenses)	(3,295)	(2,916)	(9,732)	(8,174)
Net (Loss)	(5,436)	(17,262)	(19,208)	(61,830)
Loss per share	(0.00)	(0.00)	(0.00)	(0.01)

Revenues and Costs of Revenues

We have no revenues. Up until June of 2006, revenues were generated by services provided and recognized as services were performed. We had no revenues for the three or nine month period ended December 31, 2007 or in the same periods in 2006, and, therefore, had no cost of revenues in either comparative three or nine-month periods. Our lack of revenues since the June 2006 quarter is due to the completion of contracts; management was unsuccessful in replacing those contracts or generating any additional coaching service revenues.  We have since ceased operations and management is seeking new business opportunities.

Operating Expenses/ Loss from Operations

During the third quarter ended December 31, 2007, general and administrative expenses were $2,141 and sales & marketing cost us $0 for total operating expenses of $2,141 and a net operating loss of the same.  Our prior year’s third quarter general and administrative expenses were considerably higher at $14,346 with no sales and marketing expenses for total operating expenses of $14,346 and an operating loss of the same. The lower operating loss this year in the third quarter is a result of ceasing our operations as a business coaching service.

When comparing the nine-month periods ended December 31, 2007 and 2006, this year’s first nine months saw operating expenses of $9,476 which consisting solely of general and administrative expenses and a loss from operations of the same.  Last year our operating expenses for the nine-month period were more than five times higher at $53,656 with $49,344 in the general and administrative category and $4,312 in sales and marketing expenses.  We spent more in both the three and nine-month periods last year as we attempted to take advantage of our market in response to our revenue stream at that time.

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

.  Other expenses/Net loss

Other expenses during our quarter ended December 31, 2007 consisted of a $3,295 interest expense; other expenses during our quarter ended December 31, 2006, consisted of an interest expense of $2,916. Other expenses in the nine-month periods ended December 31, 2007 and 2006 also consisted of interest expenses, which were $9,732 for the nine months ended December 31, 2007 and $8,174 in the comparable period last year. The increase in interest expense between the two years was a result of interest on various notes due and payable. Other expenses increased our operating losses to a net loss of $5,436 in the third quarter of 2007 compared to a net loss of $17,262 in the third quarter of 2006.  The interest expenses also increased our net loss to $19,208 in the nine months ended December 31, 2007 and $61,830 in the nine months ended December 31, 2006.  Other expenses were therefore significantly higher proportionately to our net loss in the three and nine month periods of 2007 compared to the three and nine-month period last year when operating losses were the largest part of our net loss.

Cumulative Losses Since Inception

Although we generated revenues since inception of $204,463 and a gross profit of $159,063 or 78%, our cumulative loss from operations is $408,250 and our cumulative net loss is $458,895.  Our costs of operating have consistently exceeded our revenues and we suffered from a complete lack of revenues during the last 18 months and have now ceased operations as a business coaching company.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of December 31, 2007

Total Current Assets	$ 8,070
Net Fixed Assets	5,345
Total Assets	13,415
Total Liabilities	264,570
Accumulated Deficit	458,895
Total Stockholders Deficit	251,155

At December 31, 2007, our total assets were $13,415 and consisted of current assets of cash and cash equivalents of $8,070 and fixed assets of $5,345 net of accumulated depreciation of $12,555.

Liabilities at December 31, 2007 totaled $264,570 and consisted of $9,866 in accounts payable, related party notes payable including accrued interest of $229,704, and $25,000 in unpaid services due our former president, Lance Musicant. The notes are discussed below under “Funding Through Convertible Notes and Services.” Accounts payable consists mainly of professional services for legal and accounting related to our reporting obligations.

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

We have consistently funded operations in the last three years through loans from both related and non-related parties as evidenced by various convertible notes listed below. As of our nine months ended December 31, 2007, we had nine outstanding notes, seven of which are past due. As of the date hereof, the outstanding notes total $193,942 with accrued interest of $35,763.

Principal Note Holder	Amount	Date Due	Status
1. Shannon Kirch (1)	$ 143,700	12/31/2005	Past due at 12/31/05
2. Kelly Trimble(1)(2)	$ 6,000	10/25/2005	Past due at 12/31/05
3. Kelly Trimble(1)	$ 5,825	12/31/2006	Past due at 12/31/06
4. Kelly Trimble	$ 5,324	12/31/2006	Past due at 12/31/06
5. Kelly Trimble(1)	$ 11,086	12/31/2006	Past due at 12/31/06
6. Kelly Trimble	$ 3,040	12/31/2008	Due on 12/31/08
7. Kelly Trimble	$ 5,458	12/31/2007	Past due at 12/31/07
8. John Chris Kirch	$ 5,458	12/31/2007	Past due at 12/31/07
9 Kelly Trimble	$ 8,041	12/31/2008	Due on 12/31/08

(1)

Conversion privileges on these notes have expired and the holders are currently negotiating with Java to extend the conversion privileges to December 31, 2008

(2)

Kelly Trimble currently owns 16.67% of our outstanding shares

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

The note was renegotiated to increase the conversion period to December 31, 2007 and the conversion price is now $0.10 per share.  In addition, the holder has until January 1, 2008 to give notice of her intent to convert.  The holder of the note is currently negotiating to extend her conversion privileges to December 31, 2008.

There are also seven unpaid notes to Kelly Trimble, an affiliate by virtue of his ownership of 16.67% of our outstanding shares. The first is in the principal amount of $6,000 with imputed interest of 6%. The note is convertible at the holder’s option anytime after December 31, 2005 but no later than December 31, 2007 at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 60,000 shares of our common stock. The second note is in the amount of $5,825, was due on 12/31/06 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2007 into shares of our common stock at a conversion price of price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be converted into 58,000 shares. It has an imputed interest of 6%. The third Trimble note is in the principal amount of $5,324 and is convertible at the holder’s option anytime after December 31, 2006 but no later than December 31, 2008 into our common shares at a conversion price equal to the bid price as of the date of the conversion.  If there is no bid price at that date, the note shall be into 53,240 shares. It was also due on December 31, 2006 and has imputed interest of 6%. The fourth and fifth Trimble notes are for an additional $11,085.75 and $3,040 which are the subject of two additional convertible notes due and payable on December 31, 2006 and December 31, 2008 respectively.  These notes have similar terms and conversion privileges to his other outstanding notes with the conversion period being after December 31, 2006 and no later than December 31, 2007 for the first note, and after December 31, 2007 but before December 31, 2008 for the second.  They are convertible at the “bid” price of our common stock on the date of conversion; if there is no bid price, then they are convertible into 12,000 common shares and 30,400 common shares, respectively. On February 16, 2007, Mr. Trimble loaned us an additional $5,458.10 under a sixth convertible note due and payable on December 31, 2007.  It is convertible at his option after December 31, 2007 but no later than December 31, 2008 at the “bid” price or in the event there is no market, into 54,580 shares of our stock. On December 4, 2007, Kelly Trimble loaned us $8,051 under a seventh convertible note due and payable on December 31, 2008.  The note is convertible at his option after December 31, 2008 but no later than December 31, 2009 at the “bid” price or in the event there is no market, into 80,510 shares of our stock. Mr. Kimble is currently negotiating with the Java to extend his conversion privileges on those notes with privileges expiring on December 31, 2007 to December 31, 2008.

We also received a loan of $5,458.05 from John Chris Kirch under a convertible note due and payable on December 31, 2007.  The note can be converted at his option any time after December 31, 2007 but no later than December 31, 2008 at the “bid” price of our shares or into 54,580 shares of our stock in the event there is no bid.

We were also provided services by Lance Musicant who served as an officer and director from inception through his resignation on June 1, 2006.  Mr. Musicant performed services valued at $29,000 during our fiscal year ended March 31, 2006 and is still owed $25,000 at December 31, 2007. The unpaid services are not the subject of a written note and have been recorded as a liability.

Lack of Cash Flows

We have ceased operations as a business coaching company and have had no cash flows from operations at the present time. We have no material commitments for the next twelve months although we past due on several convertible notes as discussed above. These notes can be satisfied with shares of our common stock. Currently we have a capital deficit and our current liquidity needs cannot be met with the cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

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

For our next annual report for the year ended March 31, 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated

PART II – OTHER INFORMATION

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

10.10

Convertible Note dated December 4, 2007: $8,051 *

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

DATE:  February 12, 2008

By: /s/ Howard Abrams

Howard Abrams

Chief Executive and Financial

Officer and Chairman of the

Board of Directors