Form 10-K
period 2008-03-31
JAVA EXPRESS INC
filed 2008-06-26
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    MARCH 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE

         ACT OF 1934

JAVA EXPRESS, INC.

(Name of Small Business Issuer in its Charter)

Nevada	000-50547	88-0515333
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

10026Ridge Gate Drive, Sandy, UT 84092

 (Address number principal executive offices)

(801) 674-0077

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act .   Yes ☐  No  ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑    No  ☐

State issuer's revenue for its most recent fiscal year:  -0-

The market value of the voting stock held by non-affiliates is $1,832.05, based on 1,832,025 shares held by non-affiliates.   Due to the extremely limited trading market for the issuer’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share

As of June 10, 2008, the registrant had 11,280,140 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:   Yes  ☐      No   ☑

Table of Contents

PART I

3

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

9

ITEM 2:

PROPERTIES

14

ITEM 3:

LEGAL PROCEEDINGS

14

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

14

PART II

14

ITEM 5:     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  14

ITEM 6:

SELECTED FINANCIAL DATA

18

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.  18

ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

22

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

33

ITEM 9A:

 CONTROLS AND PROCEDURES

33

ITEM 9B:

 OTHER INFORMATION

34

PART III

34

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

34

ITEM 11.

EXECUTIVE COMPENSATION

37

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  38

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  40

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

41

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

42

SIGNATURES

43

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

In March of 2008, we began satisfying outstanding convertible notes through the use of restricted stock. We also commenced a private offering of up to 1,100,000 common shares of restricted stock to “accredited” and/or “sophisticated” investors at $0.05 per share.  The purpose of the offering was to satisfy one remaining convertible note, to pay various legal fees, and to satisfy a $25,000 debt, which was settled for $19,000, to a former officer/director. The balance of the $55,000 proceeds is dedicated to working capital.

Our Business

We were originally incorporated to operate retail coffee shops but changed our business purpose in 2004 to that of consulting and coaching services for small business.  We provided “in-depth” services to small businesses customized to their individual needs with a focus on: (1) writing business plans; (2) ongoing consulting services which included building and increasing organizational effectiveness, developing and implementing marketing ideas, and strategic planning, and (3) bookkeeping services.  We were unsuccessful in fully implementing that plan and are seeking and investigating other business opportunities.

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” that is engaged in any industry selected.  Accordingly, we are deemed to be a “shell company,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the SEC.

These types of transactions are customarily referred to as reverse reorganizations in which the acquired company’s shareholders become controlling shareholders in the acquiring company, and the acquiring company becomes the successor to the business operations of the acquired company.

When and if we will select either an industry or business in which to engage or complete an acquisition of any kind is presently unknown, and will depend upon many factors, including but not limited to, those that are outlined below.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future.  In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company.  Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public.  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.  Form 8-K of the SEC regarding shell companies and transactions with shell companies requires the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction; this may eliminate many of the perceived advantages of these types of transactions.  These regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that wants to utilize us as a means of going public.  See the heading “Restrictions on Sales of “Restricted Securities,” Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of the Rule with respect to shell companies.

Any of these types of transactions, regardless of the particular prospect or industry, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% or more of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merit of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such company’s management services and the depth of its management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Furthermore, the results of operations of any specific business or company may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Also, in the case of a new business venture, or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness, or the abilities of its management or its business objectives.  Additionally, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such enterprise will be unproven, and cannot be predicted with any certainty.

Our Management will attempt to meet personally with management and key personnel of the business or company providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent due diligence measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of our management, and the lack of available funds for these purposes, these activities may be limited.

We are unable to predict the time as to when, and if we may ever actually participate in any specific business endeavor.  We anticipate that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate.  Such persons may include our directors, executive officers and beneficial owners of our securities or their “affiliates.”  In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in, or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more.  These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals.  We have no present arrangements or understandings respecting any of these types of fees or opportunities.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for us; nor are there any similar arrangements with us.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of blank check or shell companies engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets.  There is no reasonable way to predict our competitive position or that of any other entity in the strata of these endeavors; however, we, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently produce no products or services, we are not presently subject to any governmental regulation in this regard, except applicable securities laws, rules and regulations, as outlined above, and under the heading below.  However, in the event that we engage in any business endeavor or complete any merger or acquisition transaction with an entity that engages in governed activities, we will become subject to all governmental approval requirements to which the business or the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business

The integrated disclosure system for small business issuers adopted by the SEC in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more. We are now considered to be a “smaller reporting company, effective February 4, 2008, when the SEC abolished Regulation SB.

The SEC, state securities commissions and NASAA have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.  The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for blank check or shell companies like us, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002.  This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14-A.  Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14-A or 14-C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

If we are acquired by a “non-reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the SEC that will require us to file a Current Report on Form 8-K12G3 that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the SEC.  The SEC proposed on April 13, 2004, that any acquisition that will result in us no longer being a blank check or shell company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

We are also prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days.

Under subparagraph (i) of Rule 144, no sales of “restricted securities” issued by us while we are a shell company can be publicly sold for at least one year from when we file the Form 10 information about any acquisition, reorganization or merger that results in us no longer being considered to be a shell company.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.  However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by us as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to us for acquisition, reorganization or merger.

Number of Total Employees and Number of Full Time Employees

None.

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov.

ITEM 1A.

RISK FACTORS

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been specifically identified; however, at a minimum, our present and proposed business operations will be highly speculative, and will be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below, among others that cannot now be determined.

Extremely Limited Assets; No Source of Revenue.

We have virtually no assets and have had no profitable operations since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest.  We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders, or that any such business will operate on a profitable basis.

We are deemed to be a Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations.

The limited business operations of ours, as now contemplated, involve those of a shell company.  The only activities to be conducted by us are to manage our current limited assets and corporate standing, and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for our securities, or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

Discretionary Use of Proceeds; Blank Check or Shell Company.

Because we are not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a “blank check” or shell company.  Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose.  We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.  We will comply with Rule 419 of Regulation C of the SEC if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account that provides that the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding its, his or her decision to invest.

We Are Not Currently Engaged in any Substantive Business Activity, and We Have No Plans to Engage in any Such Activity in the Foreseeable Future, Except the Search for a Business or an Entity to Acquire that May Be Beneficial to Us and Our Stockholders.

When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

We Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a reverse reorganization or merger, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the “Securities Act”), and the General Rules and Regulations of the SEC promulgated thereunder.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.

Because we have not yet identified any industry or assets, property or business that we may engage in or acquire, our potential investors will have virtually no substantive information upon which to base a decision of whether to invest in us.  Potential investors would have access to significantly more information if we had already identified a potential acquisition, or if the acquisition target had made an offering of its securities directly to the public.  We can provide no assurance that any investment in us will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.

To date, we have not identified any particular industry or business in which to concentrate our potential interests.  Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in any industry or business in which we may acquire.  To the extent that we may acquire a business in a high risk industry, we will become subject to those risks.  Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will also become subject to the numerous risks to which those businesses are subject.  Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business.  Accordingly, it is unclear whether such an acquisition would take the form of a purchase with a funding requirement as a condition precedent to closing, or an exchange of capital stock, a merger, or an asset acquisition.  However, because we have virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor’s “Going Concern” Opinion.

The Report of Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the fiscal years ended March 31, 2008 and 2007, expressed “substantial doubt about our ability to continue as a going concern,” due to our status as a start-up and our lack of profitable operations.  See the Index to Financial Statements, Part II, Item 8.

Losses Associated With Startup.

We have not had a profitable operating history.  We cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies.

Federal Restrictions

Recent amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

Further, recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that wants to utilize us as a means of going public.  See the heading “Restrictions on Sales of “Restricted Securities,” Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of the Rule with respect to shell companies.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the SEC and deposit all funds in escrow pending advice about the proposed transaction to our stockholders, fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter, or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder.  All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions.  The foregoing is only a brief summary of Rule 419.  We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

▪

The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons  for a reverse reorganization.

▪

Management or others who own or receive shares may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing of any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

▪

Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

▪

These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

▪

Finders and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them were not granted registration rights, which would substantially restrict our ability to attract such potential candidates.

State Restrictions

A total of 34 states prohibit or substantially restrict the registration and sale of blank check or shell companies within their borders.  We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed.  However, while we have no substantive business operations and are deemed to be a blank check or shell company, these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities.  These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states.

By regulation or policy statement, some states place various restrictions on the sale or resale of equity securities of blank check or shell companies.  These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the SEC of certain offerings registered in such states by filing a Form D under Regulation D of the SEC.  All states (with the exception of Alabama, Minnesota, Nebraska and New York) have adopted some form of SCOR.  States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states’ securities commissions. Nevertheless, we do not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where we may be eligible for participation in SCOR, despite our status as a blank check or shell company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States.  These restrictions should cease once and if we acquire a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.

Members of our management are not required to devote their full time to our affairs.  Because of their time commitments, as well as the fact that we have no business operations, the members of our management currently devote one hour a week to our activities, and will continue to do so until such time as we have identified a suitable acquisition target, or have determined to engage in a particular business or industry and have commenced such operations.

No Market for Common Stock; No Market for Shares.

Although our shares of common stock are currently quoted on the OTCBB under the symbol “JVEX,” there is currently no established market for such shares; and there can be no assurance that such a market will ever develop or be maintained.  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.  Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop.  See Part II, Item 5.

Risks of “Penny Stock.”

Our common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the SEC.  Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any “penny stock” to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No “Established Public Market” for Our Common Stock Since Inception.

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange.  However, at least initially, any trading in our common stock is conducted on the OTCBB market.

ITEM 2:

PROPERTIES

Java Express has no properties and at this time and has no agreements to acquire any properties. Currently, we utilize office space in the home of our president, Howard Abrams for administrative services.

ITEM 3:

LEGAL PROCEEDINGS

None.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended March 31, 2008.

PART II

ITEM 5:     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares were cleared for trading on the NASD Over-the-Counter Bulletin Board (OTCBB) under the symbol “JVEX” The following table sets forth, for the periods indicated over the last two years, the high and low bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Fiscal Year Ended	High Bid	Low Bid

March 31, 2008
April 1 through June 30, 2007	$0.35	$0.30
July 1 through Sept. 30, 2007	0.35	0.35
Oct. 1 through Dec. 31, 2007	0.35	0.35
Jan. 1 through March 31, 2008	0.40	0.30

March 31, 2007
April 1 through June 30, 2006	0.51	0.30
July 1 through Sept. 30, 2006	0.30	0.30
Oct. 1 through Dec 31, 2006	0.30	0.30
Jan. 1 through March 31, 2007	0.30	0.30

Our stock is thinly traded and we do not have an established market. For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by our current stockholders or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market, along with sales made pursuant to registration statements filed respecting shares of any of our presently issued or future issued shares.  See  “Recent Sales of Unregistered Securities,” in this Part II, Item 5, below.

Holders

We currently have 50 shareholders not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities

During the period covered by this report the following unregistered securities were sold that were not previously reported in another report:

Name	Date Acquired	Number of Shares Of Common Stock	Aggregate Consideration
Globe Energy Technologies LLC	3/11/2008	1,100,000	$ 55,000 (1)
Globe Energy Technologies LLC	3/11/2008	3,516,700	$ 175,835 (2)
Kelly Trimble	3/11/2008	962,440	$ 48,122 (2)

(1)

Purchased in a private offering

(2)

Purchased through conversion of various convertible notes

We issued all of these securities to persons who were “accredited investors,” as defined under Rule 501 or “sophisticated” as defined under Rule 506, who, by reason of education, business acumen, experience or other factors were fully capable of evaluating the risks and merits of an investment in our company. Each had prior access to all material information about us. Mr. Trimble also had a prior relationship with Java. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Section 18 of the Securities Act preempts state registration requirements of private sales to “accredited investors.”

Resales of the shares listed in table above by Globe Energy Technologies and Mr. Trimble must be made through an available exemption such as Rule 144 or Section 4(1) of the Securities Act in “routine trading transactions,” because their public sales, if any, must be made pursuant to an effective registration statement filed with the SEC or an available registration exemption like Rule 144, that will require a minimum holding period of one year from when we file the Form 8-K12G information about any acquisition, reorganization or merger that results in us no longer being considered to be a shell company, among other conditions.  Any person who acquires any of these securities in a private transaction may be subject to the same resale requirements. (See below for a general discussion on Rule 144).

Resales of Unregistered Securities

Rule 144 - Generally

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i)

Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)

This section is not available for the resale of securities initially issued by an issuer defined below:

(i)

An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)

No or nominal operations; and

(B)

Either:

(1)   No or nominal assets;

(2)   Assets consisting solely of cash and cash equivalents; or

(3)   Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)

The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates.  It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

We  sold no registered securities during the period covered by this Annual Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

We did not purchase any of our securities during the period covered by this Annual Report.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6:

SELECTED FINANCIAL DATA

The following chart summarizes our financial statements for the years ended March 31, 2008 and 2007 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	March 31,	March 31,
	2008	2007
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 23,627	$ 21
Fixed assets, net of accumulated depreciation	-	7,535
Total assets	23,627	7,556
Total liabilities	3,230	239,503
Accumulated deficit	(468,300)	(439,687)
Total stockholders equity (deficit)	20,397	(231,947)

SUMMARY OF OPERATING RESULTS
Revenue	-	-
Net operating loss	(24,881)	(57,968)
Other expenses	(3,732)	(11,223)
Net loss	(28,613)	(69,191)
Net Loss per share	(0.00)	(0.01)

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

General

Java Express, Inc. was incorporated on December 14, 2001 under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. We were unsuccessful in establishing retail coffee shop locations and on September 29, 2004 acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation.  We discontinued our efforts to establish a coffee shop business and began focusing on developing K-Com’s existing business coaching operations. In January 30, 2006, we dissolved K-Com Business Coaching Services and all of its assets and liabilities were absorbed Java Express and are reflected in our financial statements for the year ended March 31, 2006.  Although we generated limited revenues from our coaching business, we were not successful in establishing significant operations. We had no revenues from the coaching business in each of the last two fiscal years and we are now a “shell company”.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan.  Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction.  As of the date of this Annual Report, we have not actively begun to seek any such venture.  No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business is commenced or an acquisition is made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us at terms acceptable to us.  The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process, and could cost between $5,000 and $25,000.  These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise these funds, if needed.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of March 31, 2008:

Summary Balance Sheet as of March 31, 2008

Total Current Assets	$ 23,627
Net Fixed Assets	-
Total Assets	23,627
Total Liabilities	3,230
Accumulated Deficit	468,300
Total Stockholders Equity	20,397

At March 31, 2008 our total current assets were $23,627 and consisted of cash and cash equivalents; we had no fixed assets.  As of March 31, 2007 our fixed assets were valued at $7,535 net of accumulated depreciation of $10,365 and consisted of equipment; these fixed assets were exchanged for consulting services during the current year and valued at $5,345 at the time of the exchange.

Liabilities at March 31, 2007 totaled $3,230, and consisted of accounts payable.  Related party notes payable and a related party accounts payable were paid on March 11, 2008 as further discussed below under “Funding through Convertible Notes” and “Funding through Services.”

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

Funding Through Convertible Notes

We have consistently funded operations in the last three years through loans from both related and non-related parties as evidenced by various convertible notes listed below. As of our year ended March 31, 2008, all of the notes listed in the table are paid as discussed in the footnotes to the table.

Principal Note Holder	Amount	Date Due	Status

1. Shannon Kirch	$ 143,700	8/17/2004	Purchased and converted on 3/11/08	(1)
2. Kelly Trimble	$ 6,000	10/25/2005	Compromised and converted 3/11/08	(2)
3. Kelly Trimble	$ 5,825	12/31/2006	Compromised and converted 3/11/08	(2)
4. Kelly Trimble	$ 5,324	12/31/2006	Compromised and converted 3/11/08	(2)
5. Kelly Trimble	$ 11,086	12/31/2006	Compromised and converted 3/11/08	(2)
6. Kelly Trimble	$ 3,040	12/31/2006	Compromised and converted 3/11/08	(2)
7. Kelly Trimble	$ 5,458	12/31/2007	Compromised and converted 3/11/08	(2)
8. John Chris Kirch	$ 5,458	12/31/2007	Paid on March 11, 2008	(3)
9. Kelly Trimble	$ 8,041	12/31/2008	Compromised and converted 3/11/08	(2)

(1)   The Shannon Kirch Convertible Note:  was for $143,700, had an imputed interest rate of 6% and was past due on December 31, 2005. The note was renegotiated once to increase the conversion period to December 31, 2007 and the conversion price to $0.10 per share.  The note was renegotiated a second time to increase the conversion period to December 31, 2008.

Shannon Kirch sold her note to third party for $143,700.  The note, which had interest of $32,135, was compromised to $0.05 per share and converted by the holder into 3,518,700 shares of our common stock on March 11, 2008.  The shareholder purchased an additional 1,100,000 shares in a private placement in conjunction with this acquisition. The shareholder, Globe Energy Technologies, LLC, is now a 49.7% shareholder and is controlled by Mark Burdge, a director of Java since that same date.

(2)  The Kelly Trimble Notes:   Mr. Trimble loaned us funds during the last three fiscal years which were the subject of seven convertible notes due on various dates between December 31, 2005 and December 31, 2008 and aggregated $44,784 in principal with $3,338 in interest.  The conversion rate on the notes was $0.10 per share.  On March 11, 2008, we compromised the conversion rate to $0.05 per share and converted the note into 962,440 shares of our common stock.  Kelly Trimble now owns 1,912,430 shares of our common stock or 16.95% of our outstanding shares.

(3) We also received a loan of $5,458.05 from John Chris Kirch under a convertible note due and payable on December 31, 2007.  The note was convertible at his option any time after December 31, 2007 but no later than December 31, 2008 at the “bid” price of our shares or into 54,580 shares of our stock in the event there is no bid.  The note was satisfied on March 11, 2008.

All of the above notes were payable on demand and convertible at the holder’s option within various time parameters.  At the date the notes were entered into we had no determinable value of our stock and thus there was no determinable value for the conversion options.  Two of the notes had stated interest of 6% and interest was imputed at 6% for all of the other notes.  The notes carried a conversion rate of $0.10 per share absent a market for our shares. The conversion rate on these notes was compromised to $0.05 per share at the time they were converted by reason of:

▪

The convertible notes were in default;

▪

We did not have the funds to pay the convertible notes;

▪

We wished to repay notes;

▪

We are a “shell company” as defined by the United States Securities and Exchange Commission; and

▪

There are new resale restrictions under Rule 144 regarding shares of companies that are classified as “shell companies.”

Funding through Services

We were provided services by Lance Musicant who served as an officer and director from inception through his resignation on June 1, 2006.  Mr. Musicant performed services valued at $29,000 during our fiscal year ended March 31, 2006 and was still owed $25,000 through the first three quarters of this fiscal year.  On March 11, 2006, Lance Musicant agreed to accept  $19,000 as payment in full of the debt.

Funding through Private Placement

On March 11, 2008, we authorized the private offering of a maximum of 1,100,000 shares or our common stock that are “restricted securities.” These shares were sold to Globe Energy Technoligies LLC (who had acquired the $143,700 convertible note discussed above) at $0.05 per share, for proceeds of $55,000. No commissions were paid.  A $25,000 debt to our former president was satisfied for $19,000 with these funds as well as a $5,458 convertible note.  The balance of the proceeds are held in escrow and will be used to pay legal fees associated with the offering of $5,000 and as working capital.

Funding Future Acquisitions and Operations

Our ability to fund our operations and future acquisitions is discussed above under “Plan of Operations.”

Off-Balance Sheet Arrangements

None.

ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JAVA EXPRESS, INC.

(a Development Stage Company)

Financial Statements

March 31, 2008

TABLE OF CONTENTS

Page

Independent Auditor’s Report

23

Balance Sheet – March 31, 2008 and 2007

24

Statements of Operations for the Years Ended March 31, 2008 and 2007 and

the Cumulative period of  December 14, 2001 (Date of Inception of the

Development Stage) to March 31, 2008

25

Statements of Stockholders’ Equity from December 14, 2001 (Inception)

to March 31, 2008

26

Statements of Cash Flows for the Years Ended March 31, 2008 and 2007

and the Cumulative Period of  December 14, 2001 (Date of Inception of the

Development Stage) to March 31, 2008

27

Notes to Financial Statements - March 31, 2008

29

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

                                                                                           Fax 801-262-3978

Board of Directors

Java Express, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Java Express, Inc. at March 31, 2008 and 2007 and the statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2008 and 2007 and the period December 14, 2001 (date of inception) to March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Java Express, Inc. at March 31, 2008 and 2007 and the statements of operations, and cash flows for the years ended March 31, 2008 and 2007 and the period December 14, 2001 to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah

June 16, 2008                                            /s/ Madsen & Associates, CPA’s Inc.

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	March 31,	March 31,
	2008	2007
Current Assets
Cash & Cash Equivalents	$23,627	$21
Total Current Assets	23,627	21

Fixed Assets:
Equipment	-	9,800
Furniture & Fixtures	-	8,100
Less: Accumulated Depreciation	-	(10,365)
Net Fixed Assets	-	7,535

Total Assets	$23,627	$7,556

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts Payable	$3,230	$2,581
Related Party Accounts Payable	-	25,000
Related Party Notes Payable & Accrued Interest	-	211,922
Total Current Liabilities	3,230	239,503

STOCKHOLDERS' DEFICIT
Preferred Stock, Par value $.001
10,000,000 shares authorized
No shares issued and outstanding	-	-
Common Stock, Par value $.001
50,000,000 shares authorized
11,280,140 and 5,701,000 shares
issued and outstanding, respectively	11,280	5,701
Additional Paid-In Capital	477,417	202,039
Deficit Accumulated During Development Stage	(468,300)	(439,687)

Total Shareholders' Deficit	20,397	(231,947)

Total Liabilities and Shareholders' Deficit	$23,627	$7,556

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2008 and 2007
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to March 31, 2008
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Years Ended		Stage) to
	March 31,		March 31,
	2008	2007	2008

Revenue	$-	$-	$204,463
Cost of Revenue	-	-	45,400
Gross Profit	-	-	159,063

Expenses
General & Administrative	24,381	53,656	428,897
Sales & Marketing	500	4,312	153,821
Total Operating Expenses	24,881	57,968	582,718

Operating Loss	(24,881)	(57,968)	(423,655)

Other Income (Expense):
Interest Expense	(9,732)	(11,223)	(36,680)
Gain on Settlement of Debt	6,000	-	6,000
Misc. Income	-	-	2,300
Loss on Sale of Investments	-	-	(23,019)
Gain on Sale of Equipment	-	-	6,754
Total Other Income (Expense)	(3,732)	(11,223)	(44,645)

Net Loss	$(28,613)	$(69,191)	$(468,300)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares
Basic	5,991,421	5,701,000
Diluted	5,991,421	7,460,800

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
Since December 14, 2001 (Inception) to March 31, 2008
				Deficit
				Accumulated
				Since
				December 14,
				2001
			Additional	Inception of
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage
December 14, 2001 (inception)	-	$ -	$ -	$ -
Common stock issued for cash	4,000,000	4,000	49,079	-
Net Loss	-	-	-	(14,579)
Balance at March 31, 2002	4,000,000	4,000	49,079	(14,579)
Common stock issued for Conversion
of Note	300,000	300	15,798	-
December 31, 2002, Common stock
Issued for cash	43,000	43	21,457	-
Capital contributed by shareholder	-	-	2,000	-
Net Loss	-	-	-	(57,154)
Balance at March 31, 2003	4,343,000	4,343	88,334	(71,733)
Common stock issued for cash	158,000	158	78,829	-
Contributed capital	-	-	58	-
Net Loss	-	-	-	(71,761)
Balance at March 31, 2004	4,501,000	4,501	167,221	(143,494)
Acquisition of K-Com Business
Coaching September 29, 2004
Common stock issued for	1,200,000	1,200	26,233	-
Contributed capital	-	-	4,446	-
Net Loss	-	-	-	(168,842)
Balance at March 31, 2005	5,701,000	5,701	197,900	(312,336)
Contributed capital	-	-	937	-
Net Loss	-	-	-	(58,160)
Balance at March 31, 2006	5,701,000	5,701	198,837	(370,496)
Contributed capital	-	-	3,202	-
Net Loss	-	-	-	(69,191)
Balance at March 31, 2007	5,701,000	5,701	202,039	(439,687)
Common stock issued for note
conversion at $.05 per share	4,479,140	4,479	219,478	-
Common stock issued for cash at
$.05 per share	1,100,000	1,100	53,900	-
Contributed capital	-	-	2,000	-
Net Loss	-	-	-	(28,613)
Balance at March 31, 2008	11,280,140	$ 11,280	$ 477,417	$ (468,300)

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2008 and 2007
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to March 31, 2008
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Years Ended		Stage) to
	March 31,		March 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net Loss	$(28,613)	$(69,191)	$(468,300)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	2,190	3,304	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Settlement of Debt	(6,000)	-	(6,000)
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Prepaid Expenses	-	661	-
Decrease in Fixed Assets	5,345	-	5,345
Increase (Decrease) in Accounts Payable	649	(8,906)	3,229
Decrease in Accounts Payable-Related Party-Services	(19,000)	-	6,000
Increase in Accrued Interest	9,732	11,223	35,763
Net Cash Used In Operating Activities:	(35,697)	(62,909)	(380,994)

Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)

Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	55,000	-	208,566
Capital Contributed by Shareholder-Cash	2,000	3,202	12,643
Proceeds from Note Payable	8,051	36,192	246,458
Payment of Note	(5,748)	-	(5,748)
Net Cash Provided By Financing Activities	59,303	39,394	461,919

Net (Decrease) Increase In Cash	23,606	(23,515)	23,627
Cash at Beginning of Period	21	23,536	-
Cash at the End of Period	$23,627	$21	$23,627

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2007 and 2006
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2007
[Continued]

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Years Ended		Stage) to
	March 31,		March 31,
	2008	2007	2008
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$290	$-	$290
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Notes payable converted to common stock	$223,957	$-	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$5,345	$-	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 to 7 years. Depreciation expense for the periods ended March 31, 2008 and 2007 was $2,190 and $3,304 respectively.

As of the year ended March 31, 2008, all of the fixed assets were exchanged for consulting services provided to the Company. The value of the services equaled the net book value of the fixed assets which was $5,345.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

March 31, 2008

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

On March 31, 2008, the Company had a net operating loss available for carry forward of $468,300.  The tax benefit of approximately $140,000 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2028.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and does not expect that the adoption of the recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTES PAYABLE

The Company had entered into several note payable agreements. The notes were payable on demand and were convertible at the option of the holder within time parameters shown in the following table. The holder must have given notice of conversion during the conversion period, absent such notice, the conversion rights would expire as shown on the table.  At the date the notes were entered into there was no determinable value of the Company’s stock, thus there is no determinable value for the conversion options. Two of the notes have a stated interest rate of 6%. Interest has been imputed at 6% on all of the other notes.

On March 11, 2008, the Company authorized the compromise and conversion of Convertible Notes held by two persons.   The Convertible Notes held by one creditor in the aggregate amount of $44,784 and interest of $3,338 with a conversion rate of $0.10 per share were compromised to $0.05 per share for a total conversion to 962,440 shares of the Company’s common.  Additionally, the Convertible Note held by another creditor in the aggregate amount of $143,700 and interest of $32,135, which also provided for conversion at the rate of $0.10 per share, was sold to a third party who then compromised the conversion rate to $0.05 per share for a total conversion to 3,516,700 shares of the Company’s common stock.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

March 31, 2008

3.  NOTES PAYABLE - continued

The $0.10 conversion rate of these Convertible Notes was compromised to $0.05 per share by reason of the fact that:

•

The Convertible Notes were in default;

•

The Company does not have the funds to pay the Convertible Notes;

•

The Company wishes to repay the Convertible Notes:

•

The Company is a “shell company” as defined by the United States Securities and Exchange Commission (the “SEC”); and

•

There are new resale restrictions under Rule 144 of the SEC regarding shares of companies that are classified as “shell companies.”

NOTES PAYABLE

Noteholder	Note Amount	Accrued Interest	Due Date	Conversion Start Date	Conversion End Date	Conversion Shares

Shannon Kirch (Note sold to third party)	$143,700	$32,135	12/31/05	12/31/05	12/31/07	3,516,700

Kelly Trimble	$6,000		12/31/05	12/31/05	12/31/07
	5,825		12/31/06	12/31/06	12/31/07
	5,324		12/31/06	12/31/06	12/31/08
	11,086		12/31/06	12/31/06	12/31/07
	3,040		12/31/08	12/31/07	12/31/08
	5,458		12/31/07	12/31/07	12/31/08
	8051		12/31/08	12/31/08	12/31/09	962,440
	$44,784	$3,338

Chris Kirch	$5,458	$290	12/31/07	12/31/07	12/31/08	*

Totals	$193,942	$35,763

* On March 11, 2008, The Company paid the Holder $5,748 to retire this Convertible Note.

As of the date of this report there are no Convertible Notes outstanding.

4.  CAPITAL STOCK

On March 11, 2008, the Company authorized a private offering of a maximum of 1,100,000 shares of its common stock that are “restricted securities.”  These shares were sold to the investor who acquired the $143,700 Convertible Note referenced above, at an offering price of $0.05 per share, for total gross proceeds of $55,000.  No commissions were paid.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

March 31, 2008

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of March 31, 2008, all activities of the Company were conducted by the corporate officer from either his home or business office.

During the year ended March 31, 2008, Howard Abram’s, the Company’s President, received $1,000 for his services as an officer and director.  In addition, he sold 990,000 shares of his stock to Globe Energy Technologies, LLC. Mr. Abram currently owns 10,000 shares.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company.

Mr. Lance Musicant a former officer/director who resigned in May of 2006, received $2,000 for use of his home as Java’s office during the year ended March 31, 2006. During the same period he performed $29,000 in services; he was paid $4,000 and $25,000 was booked as an accounts receivable to him. During the year ended March 31, 2008, Mr. Musicant settled his debt with the Company for $19,000.

During May, 2006, Kelly Triimble became a majority shareholder through the purchase of 750,000 shares of common stock owned by Allen Musicant, a former officer.  Since that time, Mr. Trimble has loaned the Company $44,784 plus accrued interest of $3,338 under various convertible notes. During the year ended March 31, 2008, these notes were converted into 962,440 shares of the Company’s common stock.

Mr. John Chris Kirch, a former majority shareholder, received $18,361 for marketing services performed through JC Monavie Mission, Inc. and his wife, Ms. Harnicher, received $11,600 for business coaching services performed through Trio Health Sciences, Inc. during the year ended March 31, 2006. During the March 31, 2007 fiscal year he received $2,500 for business coaching and marketing services performed through Trio Health Sciences and $2,000 individually for consulting services. During the year ended March 31, 2007, Mr. Kirch loaned the Company $5,458 which has accrued interest to-date of $290. During the year ended March 31, 2008, the Company paid Mr. Kirch $5,748 and retired his convertible note. In addition, during the year ended March 31, 2008, Mr. Kirch was paid $7,345 for consulting services in cash and fixed assets valued at $5,345.

Shannon Kirch, is the daughter of John Chris Kirch and therefore could be considered a related party; she loaned the Company $143,700 with accrued interest of $32,135. During the year ended March 31, 2008 Ms. Kirch sold her convertible note to Globe Energy Technologies, LLC.

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:

 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:

 OTHER INFORMATION

We filed a Form 8-K Current Report on March 12, 2008, reporting:

▪

the issuance of  4,479,140 unregistered common shares to satisfy various convertible notes;

▪

the issuance of 1,110,000 unregistered common shares in a private offering for proceeds of $55,000; and

▪

the appointment of Mark C. Burdge as a director.

These transactions are discussed in detail elsewhere in this Annual Report.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since

Howard Abrams	48	Director, President, Secretary, CEO, CFO	May 2006
Mark C. Burdge	50	Director	March 2008

Howard Abrams began serving in these various capacities during our fiscal year ended March 31, 2007 having assumed the above positions upon the resignation of Lance Musicant on May 30, 2006.  Lance Musicant was our sole director from inception in December of 2001 until that date.

Mark Burdge began serving as a director on March 11, 2008 when he acquired 49.7% of our outstanding shares and was appointed by our then sole director, Howard Abrams, to fill a vacancy on our board.

Background and Business Experience

Howard Abrams is currently a director, CEO, CFO, President and Secretary. He served as an officer and director of K-Com, which we acquired on September 29, 2004, and performed consulting services through K-Com since prior to our acquisition of the business.  He has been a self-employed business consultant to many private corporations since 1997 although began performing those services through K-Com in mid July 2004. Prior to that he had extensive experience in business including the development and ownership of a retail appliance chain, and by serving as an officer of several corporations. Mr. Abrams studied mathematics and psychology at Brigham Young University in Provo, Utah.

Mark Burdge is currently a director.  From 1994 through 2207, Mr. Burdge was President of Excel Graphics, a full service graphic arts company.  He developed the business from $1,000,000 annually to $23,000,000 annually in the first 10 years. Excel featured state of the art sheet-fed printing, heat-set web printing, folding carton manufacturing, direct mail, kitting and fulfillment. Excel ceased operations in 2007 due to increasing competition from China.  From 2002 to 2006, Mr. Birdge was president of Indigo Media, a publisher of custom niche market publications and producer of nation wide point of purchase campaigns.  Indigo also owns and operates a state of the art digital print center for on-demand publishing of marketing collateral, including direct mail campaigns. In addition, from 2002 – 2006, Mr. Burdge was President of Indigo Creative, a full-service advertising agency. Indigo’s staff including professional graphic designers, photographers, marketing and creative services, studio engineering and marketing campaign management.  From 2004 through 2006, Mark Burdge was a partner in Rimports (USA) LLC.  Rimports negotiates manufacturing relationships between U.S. corporations and Pacific Rim manufacturing companies.  Rimports also manufactures and markets its own line of consumer products that are currently sold in Wal-Mart and other national retailers.

Involvement in Other Public Companies

Neither of our directors serves on the board of any other public companies.

Previous Blank Check or Shell Company Experience

In the last five years neither of our directors has had any blank check or shell company experience.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at the Company's annual meeting of shareholders, subject to ratification by the shareholders.  The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended March 31, 2008, the following were filed timely:

Name	Type	Filed
Howard Abrams	Form 4	March 11, 2008
Globe Energy Technologies LLC	Form 3	March 18, 2008
Mark C. Burdge	Form 3	March 18, 2008

Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended March 31, 2008, the following were not timely filed:

Name	Type	Filed
Kelly Trimble	Form 4	March 18, 2008
Mark Sansom	Form 4	March 18, 2008

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

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an audit committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11.

EXECUTIVE COMPENSATION

All Compensation

Howard Abrams received $1,000 in compensation during the 2008 fiscal year ended and none for the years ended March 31, 2007 or 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Positions (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Howard Abrams President CEO/CFO Director	03/31/2008 03/31/2007 03/31/2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$ 1,000 0 0	0 0 0
Mark Burdge(1) Director	03/31/2008	0	0	0	0	0	0	0	0

(1)  Mark Burdge did not begin serving as a director until March 11, 2008.

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.  Our directors received no compensation for service as directors for the year ended March 31, 2008.

Outstanding Equity Awards

None.

Options/SAR Grants in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Options/SAR Exercises in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Long Term Incentive Plan Awards in the Last Fiscal Year

None. We have no long-term incentive plans.

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of  June 10, 2008.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 11,280,140 shares of common stock outstanding at that date.

CERTAIN BENEFICIAL OWNERS

Title of	Name and Address of	Amount and Nature of	Percentage
Class	Beneficial Owners	Beneficial Ownership (1)	of Class

Common	Globe Energy Technolgies LLC (2)	5,606,700	49.70%
	5055 N. Edgewood Dr
	Provo, UT 84804

Common	Mark Sansom (3)	1,010,000	8.95%
	4061 Power Circle
	Salt Lake City, UT 84124

Common	Kelly Trimble (4)	1,912,440	16.95%
	4685 S. Highland Dr., #207
	Salt Lake City UT 84117

Common	David West (5)	918,975	8.15%
	5005 Edgewood Dr. #110
	Provo, UT 84604

(1)

All share ownership is direct.

(2)

Globe Energy Technologies LLC became a majority shareholder through the purchase of shares from Java, selling shareholders, and the conversion of a promissory note.   Mark Burge, a director since March 11, 2008, is the managing member of Globe.

(3)

Mark Sansom acquired 1,000,000 of his shares from Lance Musicant who resigned as an officer director on May 30, 2006.

(4)

Kelly Trimble purchased 750,000 of these shares from Allen Musicant, a former officer, in a private transaction on May 23, 2006. He also compromised and converted notes aggregating $44,784 with interest of $3,338 into 962,440 shares on March 11, 2008.

(5)

David West purchased his shares in a private transaction from three individuals on March 11, 2008.

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

Security Ownership of Management

The following table sets forth the ownership by each of directors and officers of any class of our voting securities as of the latest practicable date, June 10, 2008.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 11,280,140 shares of common stock outstanding at that date.

MANAGEMENT

Title of	Name and Address of	Amount and Nature of	Percentage
Class	Beneficial Owners	Beneficial Ownership	of Class

Common	Howard Abrams	10,000 (1)	Less than 1%
	10026 Ridge Gate Dr.
	Sandy UT 84092
	Director, President
	Chief Executive & Financial Officer

Common	Mark Burdge	5,606,700 (2)	49.70%
	5055 N. Edgewood Dr
	Provo, UT 84804
	Director

	Officers and Directors As a Group (2 persons)	5,616,700	50.69%

(1)

Share ownership is direct.

(2)

These shares are held in the record name of Globe Energy Technologies LLC of which Mr. Burdge is the managing member and controls the shares in its name.

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

Changes in Control

We do not have any arrangements that would result in any change in control of our company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, promoters or founders, or immediate family members of these persons, or promoter or founder, or immediate family of such persons, s which equals either $120,000 or an aggregate one percent of the average of our total assets at the year end of our last three fiscal years, whichever is less:

▪

Mr. Lance Musicant a former officer/director who resigned in May of 2006, received $2,000 for use of his home as Java’s office during the year ended March 31, 2006. During the same period he performed $29,000 in services; he was paid $4,000 and $25,000 were due and owing During the current fiscal year, on March 11, 2008, Mr. Musicant agreed to take $19,000 as satisfaction of the $25,000 debt.  In May of 2006, Mr. Musicant also sold 1,000,000 of his shares to Mr. Mark Sanson in a private transacstion as discussed below.

▪

Mr. Howard Abrams, director, CEO and CFO, has conducted all company activities from his home or business office.  During this fiscal year he was paid $1,000 for his services to Java.  On March 11, 2008, he sold 990,000 of his 1,000,000 shares to Globe Energy Technologies, LLC for $0.02 per share in a private transaction. Mr. Abrams now owns 10,000 shares of our common stock.

▪

During May 2006, Mr. Kelly Trimble purchased 750,000 shares of common stock owned by Allen Musicant, a former officer, for investment purposes. Mr. Trimble loaned us a total of $44,784 between December 31, 2005 and 2007.  As of March 11, 2008, interest on the various loans, which were the subject of seven convertible notes, was $3,338.  These notes were converted on March 11, 2008 into 962,440 shares of our common stock based on a compromise on the conversion rate to $0.05 per share from the $0.10 per share rate set forth in the various notes.  Mr. Trimble now owns 1,912,430 shares of our common stock or 16.95%.

▪

During May 2006, Mr. Mark Sansom purchased 1,000,000 shares of stock from our then former president, Lance Musicant for investment purposes. Mr. Sansom’s ownership position has been reduced to 8.95% due to share issuances by Java Express.

▪

Mr. John Chris Kirch, a 5% shareholder up through March 11, 2008, received $2,500 for business coaching and marketing services performed through Trio Health Sciences and $2,000 individually for consulting services during the March 31, 2007 fiscal year. During the 2008 fiscal year, he received $7,345 cash for consulting services and Java’s fixed assets valued at $5,345 also for consulting services.  In addition, Mr. Kirch loaned Java $5,458 in February of 2008; the loan which had accrued interest of $290, was paid on March 11, 2008 with funds raised in our private placement. Mr. Kirch is no longer a 5% shareholder due to the increase in the number of our outstanding shares.

▪

Shannon Kirch, is the daughter of John Chris Kirch and therefore could be considered a related party; She loaned us $143,700 on August 17, 2004. The loan was the subject of a convertible note which provided for a conversion rate of $0.10 per share.  The note was sold to Globe Energy Technologies LLC who then compromised the conversion rate to $0.05 per share for a total conversion into 3,516,700 shares of our common stock.

▪

On March 11, 2008, Globe Energy Technologies, LLC became a majority shareholder through the purchase of shares from Java, selling shareholders and the conversion of a note. Globe acquired 990,000 shares of our stock from Howard Abrams (director, CEO and CFO) for $0.02 per share; acquired, compromised and converted the Shannon Kirch $143,700 convertible note into 3,516,700 common shares, and purchased 1,100,000 shares of our common stock in a private placement for $55,000. The transactions resulted in Globe Energy Technologies LLC owning 5,606,700 shares or 49.7% of our common stock. Mark Burdge, who is the managing member of Globe Energy Technologies, LLC, became a director of Java Express on that same date.

Resolving Conflicts of Interest

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended March 31, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$6,505	$13,203
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$6,505	$13,203

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant.  Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the year ended March 31,

2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

No.

Description

2.1

    Agreement and Plan of Reorganization, dated September 29, 2004 between Java Express, Inc. and

          K-Com Business Coaching Corp. (2)

 3.1

Articles of Incorporation as amended (1)

 3.2

Bylaws (1)

10.1

Convertible Note dated August 17, 2004: $143,700 (3)

10.2

Convertible Note dated October 25, 2005: $6,000 (4)

10.3

Convertible Note dated April 04, 2006: $ 5,825 (5)

10.4

Convertible Note dated June 22, 2006: $5,324(5)

10.5

Convertible Note dated October 6, 2006: $11,085.75 (6)

10.6

Convertible Note dated December 20, 2006: $3,040 (7)

10.7

Convertible Note dated February 16, 2007: $5,458(8)

10.8

Convertible Note dated February 16, 2007: $5,458(8)

10.9

Convertible Note dated December 4, 2007: $8,051 (9)

14.1

Code of Ethics (10)

21.1

Subsidiaries (11)

31.1

Certification of Principal Executive Officer as adopted pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002 *

31.2

Certification of Principal Financial Officer as adopted pursuant to Section 302 of the

Sarbanes Oxley Act of 2002 *

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

(9)

Filed with Form 10-QSB for December 31, 2007 on February 13, 2008

(10)

Filed with our Form 10-KSB for March 31, 2004 on July 14, 2004.

(11)

Filed with our Form 10-KSB for March 31, 2005 on June 38, 2005

*    Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: JUNE 25, 2008

 JAVA EXPRESS, INC.

By: /s/ Howard Abrams

Howard Abrams

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: JUNE 25, 2008

/s/ Howard Abrams

Howard Abrams

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer