Form 10-Q
period 2008-06-30
JAVA EXPRESS INC
filed 2008-08-12
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

JAVA EXPRESS, INC.

(Name of Small Business Issuer in its Charter)

Nevada	000-50547	88-0515333
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

10026 Ridge Gate Drive, Sandy, UT 84092

 (Address number principal executive offices)

(801) 674-0077

(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑    No  ☐

As of July 30, 2008, the Registrant had 11,280,140 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4T.  Controls and Procedures

13

PART II – OTHER INFORMATION

13

Item 1.  Legal Proceedings.

13

Item 1A.  Risk Factors

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

13

Item 3.  Defaults Upon Senior Securities

13

Item 4.  Submission of Matters to a Vote of Security Holders.

13

Item 5.  Other Information.

13

Item 6.  Exhibits.

14

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2008

Balance Sheets

4

Statements of Operations for the Three Months ended

June 30, 2008 and 2007 and for the period December 14, 2001

(Inception of the Development Stage) to June30, 2008

5

Statements of Cash Flows for the Three Months Ended

June 30, 2008 and 2007 and for the period December 14, 2001

(Inception of the Development Stage)  to June 30, 2008

6

Notes to Financial Statements

8

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	June 30,	March 31,
	2008	2008
	(Unaudited)
Current Assets
Cash & Cash Equivalents	$20,214	$23,627
Total Current Assets	20,214	23,627

Total Assets	$20,214	$23,627

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$6,136	$3,230
Total Current Liabilities	6,136	3,230

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
10,000,000 shares authorized
No shares issued and outstanding	-	-
Common Stock, Par value $.001
50,000,000 shares authorized
11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,417	477,417
Deficit Accumulated During Development Stage	(474,619)	(468,300)

Total Stockholders' Equity	14,078	20,397

Total Liabilities and Stockholders' Equity	$20,214	$23,627

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
( A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2008
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
	For the Three		Development
	Months Ended		Stage) to
	June 30,		June 30,
	2008	2007	2008

Revenue	$-	$-	$204,463
Cost of Revenue	-	-	45,400
Gross Profit	-	-	159,063

Expenses
General & Administrative	6,319	5,307	435,216
Sales & Marketing	-	-	153,821
Total Operating Expenses	6,319	5,307	589,037

Operating Loss	(6,319)	(5,307)	(429,974)

Other Income (Expense):
Interest Expense	-	(3,194)	(36,680)
Gain on Settlement of Debt	-	-	6,000
Misc. Income	-	-	2,300
Loss on Sale of Investments	-	-	(23,019)
Gain on Sale of Equipment	-	-	6,754
Total Other Income (Expense)	-	(3,194)	(44,645)

Net Loss	$(6,319)	$(8,501)	$(474,619)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Basic	11,280,140	5,701,000
Diluted	11,280,140	7,460,800
The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2008 and 2007
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2008
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Three Months Ended		Stage) to
	June 30,		June 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net Loss	$(6,319)	$(8,501)	$(474,619)
Adjustments to reconcile net loss to net
cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	730	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Settlement of Debt	-	-	(6,000)
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Fixed Assets	-	-	5,345
Increase (Decrease) in Accounts Payable	2,906	4,575	6,135
Decrease in Accounts Payable-Related Party-Services	-	-	6,000
Increase in Accrued Interest	-	3,194	35,763
Net Cash Used In Operating Activities:	(3,413)	(2)	(384,407)

Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)

Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	208,566
Capital Contributed by Shareholder-Cash	-	-	12,643
Proceeds from Note Payable	-	-	246,458
Payment of Note	-	-	(5,748)
Net Cash Provided By Financing Activities	-	-	461,919

Net (Decrease) Increase In Cash	(3,413)	(2)	20,214
Cash at Beginning of Period	23,627	21	-
Cash at the End of Period	$20,214	$19	$20,214

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2008 and 2007
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2008
(Unaudited)
[Continued]

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
	For the Three		Development
	Months Ended		Stage) to
	June 30,		June 30,
	2008	2007	2008
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$290
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Notes payable converted to common stock	$-	$-	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$-	$-	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 14, 2001, with an authorized capital of 50,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. There are no shares of the preferred stock issued and outstanding and the terms have not been defined. The Company’s fiscal year end is March 31.  Since December 14, 2001, the Company has been in the development stage. Initially, the Company developed a “turn-key” retail coffee kiosk design with the intention of operating retail kiosk(s) in the Las Vegas, Nevada area, and elsewhere. Although the Company began marketing the concept, it was determined that this venture would not be successful, and the Company sought other business opportunities. In September, 2004, the Company entered into business coaching through the acquisition of K-Com Business Coaching Corp. The Company operated this business until January 30, 2006. There have been no operations since that time.

On September 29, 2004, the Company entered into a plan of reorganization whereby they acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation in exchange for 1,200,000 shares of common stock.

On January 30, 2006, the Company dissolved its wholly-owned subsidiary, K-Com Business Coaching Corp.  All of the assets and liabilities of K-Com were absorbed by the Company and are reflected in its financial statements for the year ended March 31, 2006, and are recorded at book value.

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

June 30, 2008

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

On June 30, 2008, the Company had a net operating loss available for carry forward of $474,619.  The tax benefit of approximately $142,385 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2028.

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

3.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of June 30, 2008, all activities of the Company were conducted by the corporate officer from either his home or business office.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Java’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and which actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

General

Java Express, Inc. was incorporated on December 14, 2001, under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations.  We commenced our operations and purchased both kiosk designs and equipment as well as conducted marketing studies. We began working with a contractor to design a “turn-key” kiosk” and we began negotiations with various casinos and mall spaces in the Las Vegas, Nevada, area for placement of the kiosks. We continued to develop the “turn-key’ kiosk concept for further marketing in other geographical areas once our first kiosk was established. Our competition, however, especially from well known coffee companies such as Starbucks, increased during that time period and we were ultimately unsuccessful in establishing our retail coffee shop locations.  We began looking for other business opportunities. On September 29, 2004, we acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation. We discontinued our efforts to establish a coffee shop business and began focusing on developing K-Com’s existing business coaching operations. K-Com provided us with over $200,000 in revenues in 2005 and 2006. On January 30, 2006, we dissolved K-Com Business Coaching Services and all of its assets and liabilities were absorbed Java Express and are reflected in our financial statements for the year ended March 31, 2006. Our revenues from our coaching services began decreasing during the last quarter of our 2006 fiscal year. We had no revenues from the coaching business in each of the last two fiscal years. We are now a “shell company”.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Quarterly Report, it is impossible to predict the amount of any such loan.  Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction.  As of the date of this Quarterly Report, we have not actively begun to seek any such venture.  No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

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

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of June 30, 2008:

Summary Balance Sheet as of June 30, 2008

Total Current Assets	$ 20,214
Total Assets	20,214
Total Liabilities	6,136
Accumulated Deficit	(474,619)
Total Stockholders’ Equity	14,078

At June 30, 2008, our total current assets were $20,214 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at June 30, 2008, totaled $6,136 and consisted of accounts payable.  We had several related party notes payable and a related party accounts payable that were paid on March 11, 2008, as further discussed below under “Funding through Convertible Notes” and “Funding through Services.”

Acquisition of Subsidiary through Issuance of Common Stock

We funded the acquisition of our subsidiary through the issuance of common stock.  On September 29, 2004, the Company issued 1,200,000 shares of common stock for the 100% purchase of K-Com Business Coaching. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transaction.

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

(2)  The Kelly Trimble Notes:   Mr. Trimble loaned us funds during the last three fiscal years which were the subject of seven convertible notes due on various dates between December 31, 2005, and December 31, 2008, and aggregated $44,784 in principal with $3,338 in interest.  The conversion rate on the notes was $0.10 per share.  On March 11, 2008, we compromised the conversion rate to $0.05 per share and converted the note into 962,440 shares of our common stock.  Kelly Trimble now owns 1,912,430 shares of our common stock or 16.95% of our outstanding shares.

(3) We also received a loan of $5,458.05 from John Chris Kirch under a convertible note due and payable on December 31, 2007.  The note was convertible at his option any time after December 31, 2007, but no later than December 31, 2008, at the “bid” price of our shares or into 54,580 shares of our stock in the event there is no bid.  The note was satisfied on March 11, 2008.

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

These shares were issued private transactions without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transaction.

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

Funding through Private Placement

On March 11, 2008, we authorized the private offering of a maximum of 1,100,000 shares or our common stock that are “restricted securities.” These shares were sold to Globe Energy Technologies LLC (who had acquired the $143,700 convertible note discussed above) at $0.05 per share, for proceeds of $55,000. No commissions were paid. Globe Energy Technologies, LLC, is now a 49.7% shareholder and is controlled by Mark Burdge, a director of Java since that same date. A $25,000 debt to our former president was satisfied for $19,000 with these funds as well as a $5,458 convertible note.  The balance of the proceeds is held in escrow and will be used to pay legal fees associated with the offering of $5,000 and as working capital.

Funding Future Acquisitions and Operations

Our ability to fund our operations and future acquisitions is discussed above under “Plan of Operations.”

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President/Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President/Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report, no unregistered securities were sold.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

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

10.8

Convertible Note dated February 16, 2007: $5,458(8)

10.9

Convertible Note dated December 4, 2007: $8,051 (9)

31.2

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.3

Certification of Principal Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2003 (Filed herewith)

32.1

Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(1)

Filed with our initial Form 10SB Registration Statement on January 12, 2004.

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

JAVA EXPRESS, INC.

(Registrant)

Dated: August 4, 2008

By:  /s/ Howard Abrams

Howard Abrams

President, Chief Executive and Financial Officer

Director

15