Form 10-Q
period 2008-09-30
JAVA EXPRESS INC
filed 2008-10-29
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

As of October 25, 2008, the Registrant had 11,280,140 shares of common stock outstanding.

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

14

Item 5.  Other Information.

14

Item 6.  Exhibits.

14

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Balance Sheets

4

Statements of Operations for the Three and Six Months ended

September 30, 2008 and 2007 and for the period December 14, 2001

(Inception of the Development Stage) to September 30, 2008

5

Statements of Cash Flows for the Six Months Ended

September 30, 2008 and 2007 and for the period December 14, 2001

(Inception of the Development Stage) to September 30, 2008

6

Notes to Financial Statements

8

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	September 30,	March 31,
	2008	2008
	(Unaudited)
Current Assets
Cash & Cash Equivalents	$18,754	$23,627
Total Current Assets	18,754	23,627

Total Assets	$18,754	$23,627

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$5,869	$3,230
Total Current Liabilities	5,869	3,230

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
10,000,000 shares authorized
No shares issued and outstanding	-	-
Common Stock, Par value $.001
50,000,000 shares authorized
11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,417	477,417
Deficit Accumulated During Development Stage	(475,812)	(468,300)

Total Shareholders' Equity	12,885	20,397

Total Liabilities and Shareholders' Equity	$18,754	$23,627

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2008 and 2007
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2008
(Unaudited)
					Cumulative
					Since
					Dec. 14, 2001
					(Inception of
	For the Three		For the Six		Development
	Months Ended		Months Ended		Stage) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$204,463
Cost of Revenue	-	-	-	-	45,400
Gross Profit	-	-	-	-	159,063

Expenses
General & Administrative	1,193	2,028	7,512	7,335	436,409
Sales & Marketing	-	-	-	-	153,821
Total Operating Expenses	1,193	2,028	7,512	7,335	590,230

Operating Loss	(1,193)	(2,028)	(7,512)	(7,335)	(431,167)

Other Income (Expense):
Interest Expense	-	(3,242)	-	(6,437)	(36,680)
Gain on Settlement of Debt	-	-	-	-	6,000
Misc. Income	-	-	-	-	2,300
Loss on Sale of Investments	-	-	-	-	(23,019)
Gain on Sale of Equipment	-	-	-	-	6,754
Total Other Income (Expense)	-	(3,242)	-	(6,437)	(44,645)

Net Loss	$(1,193)	$(5,270)	$(7,512)	$(13,772)	$(475,812)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Basic	11,280,140	5,701,000	11,280,140	5,701,000
Diluted	11,280,140	7,460,800	11,280,140	7,460,800
The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2008 and 2007
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2008
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Six Months Ended		Stage) to
	September 30,		September 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net Loss	$(7,512)	$(13,772)	$(475,812)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	1,460	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Settlement of Debt	-	-	(6,000)
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Fixed Assets	-	-	5,345
Increase (Decrease) in Accounts Payable	2,639	5,873	5,868
Decrease in Accounts Payable-Related Party-Services	-	-	6,000
Increase in Accrued Interest	-	6,437	35,763
Net Cash Used In Operating Activities:	(4,873)	(2)	(385,867)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	208,566
Capital Contributed by Shareholder-Cash	-	-	12,643
Proceeds from Note Payable	-	-	246,458
Payment of Note	-	-	(5,748)
Net Cash Provided By Financing Activities	-	-	461,919
Net (Decrease) Increase In Cash	(4,873)	(2)	18,754
Cash at Beginning of Period	23,627	21	-
Cash at the End of Period	$18,754	$19	$18,754

[…Continued ]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2008 and 2007
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2008
(Unaudited)
[Continued]

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
	For the Six		Development
	Months Ended		Stage) to
	September 30,		September 30,
	2008	2007	2008
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$290
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Notes payable converted to common stock	$-	$-	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$-	$-	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 14, 2001, with authorized 50,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. There are no shares of the preferred stock issued and outstanding and the terms have not been defined. The Company’s fiscal year end is March 31.  Since December 14, 2001, the Company has been in the development stage. Initially, the Company developed a “turn key” retail coffee kiosk design with the intention of operating retail kiosk(s) in the Las Vegas, Nevada area, and elsewhere. Although, and the Company began marketing the concept, it was determined that this venture would not be successful the Company sought other business opportunities. In September, 2004, the Company entered into business coaching through the acquisition of K-Com Business Coaching Corp. The Company operated this business until January 30, 2006. There have been no operations since that time.

On September 29, 2004, the Company entered into a plan of reorganization whereby they acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation, in exchange for 1,200,000 shares of common stock.

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

September 30, 2008

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

On September 30, 2008, the Company had a net operating loss available for carry forward of $475,812.  The tax benefit of approximately $142,745 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2029.

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

3.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of September 30, 2008, all activities of the Company were conducted by the corporate officer from either his home or business office.

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

General

Java Express, Inc. was incorporated on December 14, 2001, under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations.  We commenced our operations and purchased both kiosk designs and equipment as well as conducted marketing studies. We began working with a contractor to design a “turn-key” kiosk” and we began negotiations with various casinos and mall spaces in the Las Vegas, Nevada area for placement of the kiosks. We continued to develop the “turn-key’ kiosk concept for further marketing in other geographical areas once our first kiosk was established. Our competition, however, especially from well known coffee companies such as Starbucks, increased during that time period and we were ultimately unsuccessful in establishing our retail coffee shop locations.  We began looking for other business opportunities. On September 29, 2004, we acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation. We discontinued our efforts to establish a coffee shop business and began focusing on developing K-Com’s existing business coaching operations. K-Com provided us with over $200,000 in revenues in 2005 and 2006. On January 30, 2006, we dissolved K-Com Business Coaching Services and all of its assets and liabilities were absorbed Java Express and are reflected in our financial statements for the year ended March 31, 2006. Our revenues from our coaching services began decreasing during the last quarter of our 2006 fiscal year. We had no revenues from the coaching business in each of the last two fiscal years. We are now a “shell company.”

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

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of September 30, 2008

Summary Balance Sheet as of September 30, 2008

Total Current Assets	18,754
Total Assets	18,754
Total Liabilities	5,869
Accumulated Deficit	475,812
Total Stockholders’ Equity	12,885

At September 30, 2008 our total current assets were $18,754 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at September 30, 2008, totaled $5,869 and consisted of accounts payable.  We had several related party notes payable and a related party accounts payable that were paid on March 11, 2008, as further discussed below under “Funding through Convertible Notes” and “Funding through Services.”

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

These shares were issued in private transactions without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transaction.

Funding through Services

We were provided services by Lance Musicant who served as an officer and director from inception through his resignation on June 1, 2006.  Mr. Musicant performed services valued at $29,000 during our fiscal year ended March 31, 2006, and was still owed $25,000 through the first three quarters of this fiscal year.  On March 11, 2006, Lance Musicant agreed to accept $19,000 as payment in full of the debt.

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

During the period covered by this report, no unregistered securities were sold

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

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2003 (Filed herewith)

32

Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section1350 as  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(1)

Filed with our initial Form 10SB Registration Statement on January 12, 2004.

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

Dated: October 28, 2008

By:  /s/ Howard Abrams

Howard Abrams

President, Chief Executive and Financial Officer

Director

15