Form 10-Q
period 2008-12-31
JAVA EXPRESS INC
filed 2009-01-30
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

As of January 28, 2009, the registrant had 11,280,140 shares of common stock outstanding.

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

13

Item 5.  Other Information.

13

Item 6.  Exhibits.

14

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Balance Sheets

4

Statements of Operations for the Three and Nine Months ended

December 31, 2008 and 2007 and for the period December 14, 2001

(Inception of Development Stage) to December 31, 2008

5

Statements of Cash Flows for the Nine Months Ended

December 31, 2008 and 2007 and for the period December 14, 2001

(Inception of Development Stage) to December 31, 2008

6

Notes to Financial Statements

8

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
ASSETS	2008	2008
	(Unaudited)
Current Assets
Cash & Cash Equivalents	$13,380	$23,627
Total Current Assets	13,380	23,627

Total Assets	$13,380	$23,627

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$1,717	$3,230
Total Current Liabilities	1,717	3,230

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
10,000,000 shares authorized
No shares issued and outstanding	-	-
Common Stock, Par value $.001
50,000,000 shares authorized
11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,417	477,417
Deficit Accumulated During Development Stage	(477,034)	(468,300)

Total Shareholders' Equity	11,663	20,397

Total Liabilities and Shareholders' Equity	$13,380	$23,627

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2008 and 2007
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2008
(Unaudited)
					Cumulative
					Since
					Dec. 14, 2001
					(Inception of
	For the Three		For the Nine		Development
	Months Ended		Months Ended		Stage) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$204,463
Cost of Revenue	-	-	-	-	45,400
Gross Profit	-	-	-	-	159,063

Expenses
General & Administrative	1,222	2,141	8,735	9,476	437,632
Sales & Marketing	-	-	-	-	153,821
Total Operating Expenses	1,222	2,141	8,735	9,476	591,453

Operating Loss	(1,222)	(2,141)	(8,735)	(9,476)	(432,390)

Other Income (Expense):
Interest Expense	-	(3,295)	-	(9,732)	(36,680)
Gain on Settlement of Debt	-	-	-	-	6,000
Misc. Income	-	-	-	-	2,300
Loss on Sale of Investments	-	-	-	-	(23,019)
Gain on Sale of Equipment	-	-	-	-	6,754
Total Other Income (Expense)	-	(3,295)	-	(9,732)	(44,645)

Net Loss	$(1,222)	$(5,436)	$(8,735)	$(19,208)	$(477,035)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Basic	11,280,140	5,701,000	11,280,140	5,701,000
Diluted	11,280,140	7,541,310	11,280,140	7,541,310
The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2008 and 2007
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2008
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Nine Months Ended		Stage) to
	December 31,		December 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net Loss	$(8,735)	$(19,208)	$(477,035)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	2,190	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Settlement of Debt	-	-	(6,000)
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:	-	-
Decrease in Fixed Assets	-	-	5,345
Increase (Decrease) in Accounts Payable	(1,512)	7,284	1,717
Decrease in Accounts Payable-Related Party-Services	-	-	6,000
Increase in Accrued Interest	-	9,732	35,763
Net Cash Used In Operating Activities:	(10,247)	(2)	(391,241)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	208,566
Capital Contributed by Shareholder-Cash	-	-	12,643
Proceeds from Note Payable	-	8,051	246,458
Payment of Note	-	-	(5,748)
Net Cash Provided By Financing Activities	-	8,051	461,919
Net (Decrease) Increase In Cash	(10,247)	8,049	13,380
Cash at Beginning of Period	23,627	21	-
Cash at the End of Period	$13,380	$8,070	$13,380

[…continued ]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2008 and 2007
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2008
(Unaudited)
[Continued]

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Nine Months Ended		Stage) to
	December 31,		December 31,
	2008	2007	2008
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$290
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Notes payable converted to common stock	$-	$-	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$-	$-	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

December 31, 2008

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

On December 31, 2008, the Company had a net operating loss available for carry forward of $477,034.  The tax benefit of approximately $143,110 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2029.

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

3.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of December 31, 2008, all activities of the Company were conducted by the corporate officer from either his home or business office.

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

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of December 31, 2008

Summary Balance Sheet as of December 31, 2008

Total Current Assets	$13,380
Total Assets	13,380
Total Liabilities	1,717
Accumulated Deficit	477,034
Total Stockholders’ Equity	$11,663

At December 31, 2008 our total current assets were $13,380 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $1,717 and consisted of accounts payable.  We had several related party notes payable and a related party accounts payable that were paid on March 11, 2008, as further discussed below under “Funding through Convertible Notes” and “Funding through Services.”

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

Dated: January 29, 2009

By:  /s/ Howard Abrams

Howard Abrams

President, Chief Executive and Financial Officer

Director

15