Form 10-K
period 2009-03-31
JAVA EXPRESS INC
filed 2009-06-29
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: MARCH 31, 2009

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE

         ACT OF 1934

JAVA EXPRESS, INC.

(Name of Small Business Issuer in its Charter)

Nevada	000-50547	88-0515333
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

10026 Ridge Gate Drive, Sandy, UT 84092		(801) 674-0077
(Address number principal executive offices)		(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.    Yes ☐   No ☑

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K       ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☑    No  ☐

State Registrant’s’ revenue for its most recent fiscal year:  -0-

The market value of the voting stock held by non-affiliates is $1,832.05, based on 1,832,025 shares held by non-affiliates. .Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share

As of June 8, 2009, the Registrant had 11,280,140 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:   Yes ☐   No ☑

Table of Contents

PART I

3

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

8

ITEM 2:

PROPERTIES

13

ITEM 3:

LEGAL PROCEEDINGS

13

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

13

ITEM 5:      MARK ET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  13

ITEM 6:

SELEC TED FINANCIAL DATA

16

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.  17

ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

20

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

29

ON ACCOUNTING AND FINANCIAL DISCLOSURE

29

ITEM 9A:

 CONTROLS AND PROCEDURES

29

ITEM 9B:

 OTHER INFORMATION

30

PART III

30

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

30

ITEM 11.

EXECUTIVE COMPENSATION

33

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN B ENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  34

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  36

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

37

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

38

SIGNATURES

39

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Java Express,” “Java,” “we,” “us,” and “our” refer to Java Express, Inc.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Java Express may participate, competition within Java’s chosen industry, technological advances and failure by us to successfully develop business relationships .

ITEM 1.

BUSINESS

Historical Development

Java Express, Inc. was incorporated on December 14, 2001, under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations.

From April through July of 2003, we conducted a limited offering in the State of Nevada pursuant to the exemption provided for under Section 3(b), Regulation D, Rule 504 of the Securities Act of 1933, as amended (the “Securities Act”), and in accordance with the Nevada Revised Statutes. We raised $79,000 for the purpose of pursuing our coffee kiosk business. On January 12, 2004, Java Express filed a registration statement on Form 10-SB on a voluntary basis in order to become subject to the reporting requirements of Section 13 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Java was unsuccessful in establishing retail coffee shop locations and on September 29, 2004, acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation (“K-Com”), and began developing K-Com’s existing business coaching operations. On January 30, 2006, we dissolved K-Com and all of its assets and liabilities were absorbed by Java Express. We were unsuccessful in fully implementing our K-Com business plan and have not generated any revenues from our coaching services since June 2006.  Although management continued for a time to seek new clients and contracts, we have now ceased operations and are currently seeking funding sources, other business opportunities, and acquisitions.  We are now considered a “blank check” company.

In March of 2008, we began satisfying outstanding convertible notes through the use of restricted stock. We also commenced a private offering of up to 1,100,000 common shares of restricted stock to “accredited” and/or “sophisticated” investors at $0.05 per share.  The purpose of the offering was to satisfy one remaining convertible note, to pay various legal fees and to satisfy a $25,000 debt, which was settled for $19,000, to a former officer/director. The balance of the $55,000 proceeds is dedicated to working capital.

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

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” that is engaged in any industry selected.  Accordingly, we are deemed to be a “shell company,” as defined in Rule 12b-2 promulgated under the “Exchange Act”), by the SEC.

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

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future.  In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company.  Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public.  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.  Form 8-K of the SEC regarding shell companies and transactions with shell companies requires the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction; this may eliminate many of the perceived advantages of these types of transactions.  These regulations also deny the use of Form S-8 for the registration of securities of a “shell company,” and limit the use of Form S-8 to a reorganized “shell company” until the expiration of 60 days from when any such entity is no longer considered to be a “shell company.”  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations .

Amendments to Rule 144 effective on February 15, 2008, codified the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that wants to utilize us as a means of going public.  See the heading “Resales of Unregistered Securities,” Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of the Rule with respect to shell companies.

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

If we are acquired by a “non-reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the SEC that will require us to file a Current Report on Form 8-K12G3 that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the SEC.  The SEC proposed on April 13, 2004, that any acquisition that will result in us no longer being a blank check or “shell company” will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

We are also prohibited from utilizing Form S-8 for the registration of our securities until we have not been a “shell company” for at least 60 days.

Under subparagraph (i) of Rule 144, no sales of “restricted securities” issued by us while we are a “shell company” can be publicly sold for at least one year from when we file the “Form 10 information” about any acquisition, reorganization or merger that results in us no longer being considered to be a “shell company.”

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

Extremely Limited Assets; No Source of Revenue.

We have virtually no assets and have had no profitable operations since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest.  We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders, or that any such business will operate on a profitable basis .

We are deemed to be a Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations.

The limited business operations of ours, as now contemplated, involve those of a “shell company.”  The only activities to be conducted by us are to manage our current limited assets and corporate standing, and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for our securities, or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

Discretionary Use of Proceeds; Blank Check or Shell Company.

Because we are not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a “blank check” or “shell company.”  Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose.  We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.  We will comply with Rule 419 of Regulation C of the SEC if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account that provides that the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding its, his or her decision to invest.

We Are Not Currently Engaged in any Substantive Business Activity, and We Have No Plans to Engage in any Such Activity in the Foreseeable Future, Except the Search for a Business or an Entity to Acquire that May Be Beneficial to Us and Our Stockholders .

When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

We Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a reverse reorganization or merger, subject to the limitations on any such advertising that are included in the Securities Act, and the General Rules and Regulations of the SEC promulgated thereunder.

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

Federal and State Restrictions on Blank Check or Shell Companies.

Federal Restrictions

Recent amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a “shell company,” and limit the use of this Form to a reorganized “shell company” until the expiration of 60 days from when any such entity is no longer considered to be a “shell company.”  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

Further, amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that wants to utilize us as a means of going public.  See the heading “Resales of Unregistered Securities,” Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of the Rule with respect to shell companies.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or “shell company,” we will have to fully comply with Rule 419 of the SEC and deposit all funds in escrow pending advice about the proposed transaction to our stockholders, fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter, or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder.  All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions.  The foregoing is only a brief summary of Rule 419.  We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

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

State Restrictions

A total of 34 states prohibit or substantially restrict the registration and sale of blank check or shell companies within their borders.  We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed.  However, while we have no substantive business operations and are deemed to be a blank check or “shell company.” these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities.  These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states.

By regulation or policy statement, some states place various restrictions on the sale or resale of equity securities of blank check or shell companies.  These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the SEC of certain offerings registered in such states by filing a Form D under Regulation D of the SEC.  All states (with the exception of Alabama, Minnesota, Nebraska and New York) have adopted some form of SCOR.  States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states’ securities commissions. Nevertheless, we do not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where we may be eligible for participation in SCOR, despite our status as a blank check or “shell company.”

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

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock .”

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

There Has Been No “Established Public Market” for Our Common Stock Since Inception.

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange.  However, at least initially, any trading in our common stock is presently conducted on the OTCBB market.

ITEM 2:

PROPERTIES

We have no properties and at this time and has no agreements to acquire any properties. We utilized office space in the home of our former president, Howard Abrams, for administrative services up through his resignation in February 2009. Mr. Mark Burdge, our president since that Mr. Abrams resignation, now provides office space in his home.

ITEM 3:

LEGAL PROCEEDINGS

None; however, two shareholders have claimed that their shares of common stock were wrongfully transferred by the Company’s transfer agent to other parties based upon documents that contained forged signatures of such stockholders.  The claim represents an aggregate of 190,000 shares.  No legal proceedings have been filed against the Company; and the Company has responded to these claims and asserted that it has no liability to reissue these shares to these persons, based upon its review of applicable documentation.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended March 31, 2009.

PART II

ITEM 5:

MARKET FOR REGISTRAN T’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal Year Ended	HIGH BID	LOW BID
March 31, 2009
April 1 through June 30, 2008	$0.30	$0.30
July 1 through Sept. 30, 2008	0.30	0.30
Oct 1 through Dec 31 2008	0.30	0.30
Jan 1 through March 31, 2009	0.30	0.12
March 31, 2008
April 1 through June 30, 2007	0.35	0.30
July 1 through Sept. 30, 2007	0.35	0.35
Oct. 1 through Dec. 31, 2007	0.35	0.35
Jan. 1 through March 31, 2008	0.40	0.30

Our common stock is thinly traded, and we do not have an established market. For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by our current stockholders or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market, along with sales made pursuant to registration statements filed respecting shares of any of our presently issued or future issued shares

Holders

We currently have 32 shareholders not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities

During the period covered by this Annual Report, no unregistered securities were sold that were not previously reported in another report.

Resales of Unregistered Securities

Resales of our unregistered securities must be made through an available exemption such as Rule 144 or Section 4(1) of the Securities Act in “routine trading transactions,” because their public sales, if any, must be made pursuant to an effective registration statement filed with the SEC or an available registration exemption like Rule 144, that will require a minimum holding period of one year from when we file the Form 8-K12G information about any acquisition, reorganization or merger that results in us no longer being considered to be a “shell company,” among other conditions.  Any person who acquires any of our unregistered securities in a private transaction may be subject to the same resale requirements. (See below for a general discussion on Rule 144).

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

Securities of a “shell company” cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a “shell company” while it was not determined to be a “shell company.”

Section 4(1) of the Securities Act

Since we are a “shell company” as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates.  It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a “shell company,” by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

We sold no registered securities during the period covered by this Annual Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

We did not purchase any of our securities during the period covered by this Annual Report.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6:

SELECTED FINANCIAL DATA

The following chart summarizes our financial statements for the years ended March 31, 2009 and 2008 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report at Part II, Item 8, below.

	March 31, 2009	March 31, 2008
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$11,156	$23,627
Fixed assets, net of accumulated depreciation	-	-
Total assets	11,156	23,627
Total liabilities	54	3,230
Accumulated deficit	(477,595)	(468,300)
Total stockholders equity (deficit)	11,102	20,397
SUMMARY OF OPERATING RESULTS
Revenue	$-	$-
Net operating loss	(9,295)	(24,881)
Other expenses	-	(3,732)
Net loss	(9,295)	(28,613)
Net Loss per share	(0.00)	(0.00)

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Safe Harbor for Forward-Looking Statements

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect the Java’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under “Item 1A. Risk Factors”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

General

Java Express, Inc. was incorporated on December 14, 2001, under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations.  We commenced our operations and purchased both kiosk designs and equipment as well as conducted marketing studies. We began working with a contractor to design a “turn-key” kiosk” and we began negotiations with various casinos and mall spaces in the Las Vegas, Nevada area for placement of the kiosks. We continued to develop the “turn-key’ kiosk concept for further marketing in other geographical areas once our first kiosk was established. Our competition, however, especially from well known coffee companies such as Starbucks, increased during that time period and we were ultimately unsuccessful in establishing our retail coffee shop locations.  We began looking for other business opportunities. On September 29, 2004, we acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation. We discontinued our efforts to establish a coffee shop business and began focusing on developing K-Com’s existing business coaching operations. K-Com provided us with over $200,000 in revenues in 2005 and 2006. On January 30, 2006, we dissolved K-Com Business Coaching Services and all of its assets and liabilities were absorbed Java Express and are reflected in our financial statements for the year ended March 31, 2006. Our revenues from our coaching services began decreasing during the last quarter of our 2006 fiscal year. We had no revenues from the coaching business in each of the last three fiscal years. We are now a “shell company.”

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds. We spent approximately $9,212 on accounting, legal and filing fees during our fiscal year ended March 31, 2009, to comply with our SEC filing requirements; in the prior year, we spent nearly $13,900 for legal, accounting and filing fees. We anticipate that expenses associated with our SEC filing requirements will be the same or more in the next 12 months.

Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such management or shareholder loans.  Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction.  As of the date of this Annual Report, we have not actively begun to seek any such venture.  No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business is commenced or an acquisition is made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us at terms acceptable to us.  The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process, and could cost between $5,000 and $25,000.  These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise these funds, if needed

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of March 31, 2009

Summary Balance Sheet as of March 31, 2009

Total Current Assets	$11,156
Total Assets	11,156
Total Liabilities	54
Accumulated Deficit	477,595
Total Stockholders’ Equity	$11,102

At March 31, 2009, our total current assets were $11,156 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $54 and consisted of accounts payable.  We had several related party notes payable and a related party accounts payable that were paid on March 11, 2008, as further discussed below under “Funding through Convertible Notes” and “Funding through Services.”

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

(1)    The Shannon Kirch Convertible Note :  The note was for $143,700, had an imputed interest rate of 6% and was past due on December 31, 2005. The note was renegotiated once to increase the conversion period to December 31, 2007, and the conversion price to $0.10 per share.  The note was renegotiated a second time to increase the conversion period to December 31, 2008.

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

All of the above notes were payable on demand and convertible at the holder’s option within various time parameters.  At the date the notes were entered into we had no determinable value of our stock and thus there was no determinable value for the conversion options.  Two of the notes had stated interest of 6% and interest was imputed at 6% for all of the other notes.  The notes carried a conversion rate of $0.10 per share absent a market for our shares. The conversion rate on these notes was compromised to $0.05 per share at the time they were converted by reaso n of:

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

Funding through Services

We were provided services by Lance Musicant who served as an officer and director from inception through his resignation on June 1, 2006.  Mr. Musicant performed services valued at $29,000 during our fiscal year ended March 31, 2006, and was still owed $25,000 through the first three quarters of this fiscal year.  On March 11, 2008, Lance Musicant agreed to accept $19,000 as payment in full of the debt.

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

.

Funding Future Acquisitions and Operations

Our ability to fund our operations and future acquisitions is discussed above under “Plan of Operations.”

Off-Balance Sheet Arrangements

None.

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JAVA EXPRESS, INC.

(a Development Stage Company)

Financial Statements

March 31, 2009

TABLE OF CONTENTS

Page

Independent Auditor’s Report

21

Balance Sheets – March 31, 2009 and 2008

22

Statements of Operations for the Years Ended March 31, 2009 and 2008 and

      the Cumulative period of  December 14, 2001 (Date of Inception of the

      Development Stage) to March 31, 2009

23

Statement of Stockholders’ Equity Since December 14, 2001 (Date of Inception

     of the Development Stage)  to March 31, 2009

24

Statements of Cash Flows for the Years Ended March 31, 2009 and 2008

     and the Cumulative Period of  December 14, 2001 (Date of Inception of the

     Development Stage) to March 31, 2009

25

Notes to Financial Statements - March 31, 2009

27

MADSEN & ASSOCIATES, CPA's Inc.	684 East Vine St, Suite 3
Certified Public: Accountants and Business Consultants	Murray, Utah 84107
Telephone 801 268-2632
Fax 801·262-3978

Board of Directors

Java Express, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Java Express, Inc. at March 31, 2009 and 2008 and the statement of operations, stockholders' equity, and cash flows for the years ended March 31, 2009 and 2008 and the period December 14, 2001 (date of inception) to March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Java Express, Inc. at March 31, 2009 and 2008 and the statement of operations, and cash flows for the years ended March 31, 2009 and 2008 and the period December 14, 2001 (date of inception) to March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah

/s/ Madsen & Associates, CPA's Inc.

May 21, 2009

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
ASSETS	2009	2008

Current Assets
Cash & Cash Equivalents	$11,156	$23,627
Total Current Assets	11,156	23,627

Total Assets	$11,156	$23,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable	$54	$3,230
Total Current Liabilities	54	3,230

STOCKHOLDERS’ EQUITY
Preferred Stock, Par value $.001
10,000,000 shares authorized
No shares issued and outstanding	-	-
Common Stock, Par value $.001
50,000,000 shares authorized
11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,417	477,417
Deficit Accumulated During Development Stage	(477,595)	(468,300)

Total Shareholders’ Equity	11,102	20,397

Total Liabilities and Shareholders’ Equity	$11,156	$23,627

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to March 31, 2009

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
	For the		Development
	Years Ended		Stage) to
	March 31,		March 31,
	2009	2008	2009

Revenue	$-	$-	$204,463
Cost of Revenue	-	-	45,400
Gross Profit	-	-	159,063

Expenses
General & Administrative	9,295	24,381	438,192
Sales & Marketing	-	500	153,821
Total Operating Expenses	9,295	24,881	592,013

Operating Loss	(9,295)	(24,881)	(432,950)

Other Income (Expense):
Interest Expense	-	(9,732)	(36,680)
Gain on Settlement of Debt	-	6,000	6,000
Misc. Income	-	-	2,300
Loss on Sale of Investments	-	-	(23,019)
Gain on Sale of Equipment	-	-	6,754
Total Other Income (Expense)	-	(3,732)	(44,645)

Net Loss	$(9,295)	$(28,613)	$(477,595)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Basic and Diluted	11,280,140	5,991,421

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
Since December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2009
				Deficit
				Accumulated
				Since
				December 14,
				2001
			Additional	(Inception of
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage)
December 14, 2001 (inception)	-	$ -	$ -	$ -
Common stock issued for cash	4,000,000	4,000	49,079	-
Net Loss	-	-	-	(14,579)
Balance at March 31, 2002	4,000,000	4,000	49,079	(14,579)
Common stock issued for Conversion of Note	300,000	300	15,798	-
Common stock issued for cash, December 31, 2002	43,000	43	21,457	-
Capital contributed by shareholder	-	-	2,000	-
Net Loss	-	-	-	(57,154)
Balance at March 31, 2003	4,343,000	4,343	88,334	(71,733)
Common stock issued for cash	158,000	158	78,829	-
Contributed capital	-	-	58	-
Net Loss	-	-	-	(71,761)
Balance at March 31, 2004	4,501,000	4,501	167,221	(143,494)
Common stock issued for Acquisition of
K-Com Business Coaching, September 29, 2004	1,200,000	1,200	26,233	-
Contributed capital	-	-	4,446	-
Net Loss	-	-	-	(168,842)
Balance at March 31, 2005	5,701,000	5,701	197,900	(312,336)
Contributed capital	-	-	937	-
Net Loss	-	-	-	(58,160)
Balance at March 31, 2006	5,701,000	5,701	198,837	(370,496)
Contributed capital	-	-	3,202	-
Net Loss	-	-	-	(69,191)
Balance at March 31, 2007	5,701,000	5,701	202,039	(439,687)
Common stock issued for note conversion at $.05 per share	4,479,140	4,479	219,478	-
Common stock issued for cash at $.05 per share	1,100,000	1,100	53,900	-
Contributed capital	-	-	2,000	-
Net Loss	-	-	-	(28,613)
Balance at March 31, 2008	11,280,140	11,280	477,417	(468,300)
Net Loss	-	-	-	(9,295)
Balance at March 31, 2009	11,280,140	$ 11,280	$ 477,417	$ (477,595)

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to March 31, 2009

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Years Ended		Stage) to
	March 31,		March 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net Loss	$(9,295)	$(28,613)	$(477,595)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	2,190	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Settlement of Debt	-	(6,000)	(6,000)
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Fixed Assets	-	5,345	5,345
Increase (Decrease) in Accounts Payable	(3,176)	649	53
Decrease in Accounts Payable-Related Party-Services	-	(19,000)	6,000
Increase in Accrued Interest	-	9,732	35,763
Net Cash Used In Operating Activities:	(12,471)	(35,697)	(393,465)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	55,000	208,566
Capital Contributed by Shareholder-Cash	-	2,000	12,643
Proceeds from Note Payable	-	8,051	246,458
Payment of Note	-	(5,748)	(5,748)
Net Cash Provided By Financing Activities	-	59,303	461,919
Net (Decrease) Increase In Cash	(12,471)	23,606	11,156
Cash at Beginning of Period	23,627	21	-
Cash at the End of Period	$11,156	$23,627	$11,156

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to March 31, 2009
[Continued]

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Years Ended		Stage) to
	March 31,		March 31,
	2009	2008	2009
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$290	$290
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Notes payable converted to common stock	$-	$223,957	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$-	$5,345	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

March 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On March 31, 2009, the Company had a net operating loss available for carry forward of $477,595.  The tax benefit of approximately $143,280 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2029.

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

3.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of March 31, 2009, all activities of the Company were conducted by the corporate officer from either his home or business office.

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

None.

ITEM 9A:

 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

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

ITEM 9B:

 OTHER INFORMATION

We filed a Form 8-K Current Report on February 11, 2009, reporting the following, which took place on February 9, 2009:

▪

The resignation of Howard Abrams as an officer and director;

▪

the appointment of  Del Higginson as a director, Chief Financial Officer, Secretary and Treasurer

▪

the appointment of Mark C. Burdge, who already served as a director of Java, as Chief Executive Officer and President

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since

Mark C. Burdge	52	Director	March 2008
		President and Chief Executive Officer
Del Higginson	55	Director	February 2009
		Secretary, Treasurer, Chief Financial Officer

Del Higginson began serving as a Director, and as Chief Financial Officer, Treasurer and Secretary on February 9, 2009, upon the resignation of Howard Abrams.  Mr. Abrams served in these capacities and also as President and Chief Executive Officer and Director since May 30, 2006.

Mark Burdge began serving as a director on March 11, 2008, when he acquired 49.7% of our outstanding shares. Mark Burdge was appointed to the positions of President and Chief Executive Officer on February 9, 2009.

Background and Business Experience

Mark Burdge is currently a director, President and Chief Executive Officer.  From 1994 through 2007, Mr. Burdge was President of Excel Graphics, a full service graphic arts company.  He developed the business from $1,000,000 annually to $23,000,000 annually in the first 10 years. Excel featured state of the art sheet-fed printing, heat-set web printing, folding carton manufacturing, direct mail, kitting and fulfillment. Excel ceased operations in 2007 due to increasing competition from China.  From 2002 to 2006, Mr. Burdge was president of Indigo Media, a publisher of custom niche market publications and producer of nation wide point of purchase campaigns.  Indigo also owns and operates a state of the art digital print center for on-demand publishing of marketing collateral, including direct mail campaigns. In addition, from 2002 – 2006, Mr. Burdge was President of Indigo Creative, a full-service advertising agency. Indigo’s staff including professional graphic designers, photographers, marketing and creative services, studio engineering and marketing campaign management.  From 2004 through 2006, Mark Burdge was a partner in Rimports (USA) LLC.  Rimports negotiates manufacturing relationships between U.S. corporations and Pacific Rim manufacturing companies.  Rimports also manufactures and markets its own line of consumer products that are currently sold in Wal-Mart and other national retailers.

Del Higginson is 55 years and is retired. He currently serves as a director, Chief Financial Officer, Treasurer and Secretary. From 2004 – 2005, he was employed in the Motor Testing Lab of Raser Technologies, Inc of Provo, Utah, where he performed maintenance and equipment testing.  From 2001 - 2003, he worked for OTS - On Target System - of Highland Utah, where he designed and custom built specialty targets for customers, and handled sales, service and installations.  From 1995 -2001, he was employed by Action Target of Provo, Utah, where he performed service and installation of firearm shooting equipment for law enforcement and military throughout the United States.   Action Target merged with OTS in 2003.  Mr. Higginson studied at Utah Valley Trade Tech and Denver School of Plastic Design and Engineering .

Howard Abrams served as a Director, CEO, CFO, President and Secretary through February 9, 2009. He served as an officer and director of K-Com, which we acquired on September 29, 2004, and performed consulting services through K-Com since prior to our acquisition of the business.  He has been a self-employed business consultant to many private corporations since 1997 although began performing those services through K-Com in mid July 2004. Prior to that he had extensive experience in business including the development and ownership of a retail appliance chain, and by serving as an officer of several corporations. Mr. Abrams studied mathematics and psychology at Brigham Young University in Provo, Utah

Involvement in Other Public Companies

Neither of our directors serves on the board of any other public companies.

Previous Blank Check or Shell Company Experience

In the last five years, neither of our directors has had any blank check or “shell company” experience.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at the Company’s annual meeting of shareholders, subject to ratification by the shareholders.  The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common shares are registered under the Exchange Act and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended March 31, 2009, the following was not timely filed:

Name	Type	Filed
Del Higginson	Form 3	March 24, 2009

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

•

was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated .

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

ITEM 11.

EXECUTIVE COMPENSATION

All Compensation

None of our current executive officers received any compensation since they began their respective periods of service as detailed below.  Howard Abrams, our former CEO/CFO received $1,000 in compensation in 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Positions (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Mark Burdge Director, President. CEO (1)	03/31/2009 03/31/2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Del Higginson Director, Treasurer, CFO (2)	03/31/2009	0	0	0	0	0	0	0	0
Howard Abrams former President/CEO/CFO Director (3)	03/31/2009 03/31/2008 03/31/2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 1,000 0	0 0 0

(1)

Mark Burdge did not begin serving as CEO and President until February 9, 2009

(2)

Del Higginson did not begin serving as a Director, Treasurer and CFO until February 9, 2009

(3)

Resigned February 9, 2009

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.  Our directors received no compensation for service as directors for the year ended March 31, 2009.

Outstanding Equity Awards

None.

Options/SAR Grants in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Options/SAR Exercises in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Long Term Incentive Plan Awards in the Last Fiscal Year

None. We have no long-term incentive plans.

ITEM 12 :

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of June 8, 2009.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 11,280,140 shares of common stock outstanding at that date.

CERTAIN BENEFICIAL OWNERS

Title of	Name and Address of	Amount and Nature of	Percentage
Class	Beneficial Owners	Beneficial Ownership (1)	of Class

Common	Globe Energy Technologies LLC (2)	5,606,700	49.70%
	5055 N. Edgewood Dr
	Provo, UT 84804

Common	Mark Sansom (3)	1,010,000	8.95%
	4061 Power Circle
	Salt Lake City, UT 84124

Common	Kelly Trimble (4)	1,912,440	16.95%
	4685 S. Highland Dr., #207
	Salt Lake City UT 84117

Common	David West (5)	918,975	8.15%
	5005 Edgewood Dr. #110
	Provo, UT 84604

(1)

All share ownership is direct.

(2)

Globe Energy Technologies LLC (“Globe”) became a majority shareholder through the purchase of shares from Java, selling shareholders, and the conversion of a promissory note.   Mark Burge, a director since March 11, 2008, is the managing member of Globe.

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

Security Ownership of Management

The following table sets forth the ownership by each of directors and officers of any class of our voting securities as of the latest practicable date, June 8, 2009.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 11,280,140 shares of common stock outstanding at that date.

MANAGEMENT

Title of	Name and Address of	Amount and Nature of	Percentage
Class	Beneficial Owners	Beneficial Ownership	of Class

Common	Del Higginson	-0-	-0-
	11148 No. Sunflower Dr.
	Highland UT 84003
	Director, CFO, Secretary, Treasurer

Common	Mark Burdge	5,606,700 (1)	49.70%
	5055 N. Edgewood Dr
	Provo, UT 84804
	Director, CEO, President

Common	Officers and Directors As a Group (2 persons)	5,606,700	49.70%

(1)

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

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in during the last three years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, promoters or founders, or immediate family members of these persons, or promoter or founder, or immediate family of such persons, which equals either $120,000 or an aggregate one percent of the average of our total assets at the year end of our last two fiscal years, whichever is less:

▪

Mr. Lance Musicant a former officer/director who resigned in May of 2006, received $2,000 for use of his home as Java’s office during the year ended March 31, 2006. During the same period he performed $29,000 in services; he was paid $4,000 and $25,000 were due and owing During the our last fiscal year, on March 11, 2008, Mr. Musicant agreed to take $19,000 as satisfaction of the $25,000 debt.

▪

Mr. Howard Abrams, former director, CEO and CFO, conducted all company activities from his home or business office until he resigned his various positions on February 9, 2009. During fiscal year 2009 he received no compensation for his services to Java; during this fiscal year ended March 31, 2008, he was paid $1,000 for his services to Java.  On March 11, 2008, he sold 990,000 of his 1,000,000 shares to Globe Energy Technologies, LLC for $0.02 per share in a private transaction. Mr. Abrams now owns 10,000 shares of our common stock.

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

▪

Mr. John Chris Kirch, a 5% shareholder up through March 11, 2008, received $2,500 for business coaching and marketing services performed through Trio Health Sciences and $2,000 individually for consulting services during the March 31, 2007 fiscal year. During the 2008 fiscal year, he received $7,345 cash for consulting services and Java’s fixed assets valued at $5,345 also for consulting services. He performed no services for Java in the current fiscal year.  In addition, Mr. Kirch loaned Java $5,458 in February of 2008; the loan which had accrued interest of $290, was paid on March 11, 2008 with funds raised in our private placement. Mr. Kirch is no longer a 5% shareholder due to the increase in the number of our outstanding shares.

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

▪

On March 11, 2008, Globe Energy Technologies, LLC (“Globe”) became a majority shareholder through the purchase of shares from Java, selling shareholders and the conversion of a note. Globe acquired 990,000 shares of our stock from Howard Abrams (then director, CEO and CFO) for $0.02 per share; acquired, compromised and converted the Shannon Kirch $143,700 convertible note into 3,516,700 common shares, and purchased 1,100,000 shares of our common stock in a private placement for $55,000. The transactions resulted in Globe Energy Technologies LLC owning 5,606,700 shares or 49.7% of our common stock. Mark Burdge, who is the managing member of Globe became a director of Java Express on that same date.

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

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended March 31, 2009 and 2008:

Fee Category	2009	2008
Audit Fees	$8,040	$6,505
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$8,040	$6,505

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant.  Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant .

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the year ended March 31,

2009 contained in Item 8 above which are incorporated herein by this reference.

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

Certification of Principal Executive Officer as adopted pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002 *

31.2

Certification of Principal Financial Officer as adopted pursuant to Section 302 of the

Sarbanes Oxley Act of 2002 *

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section

1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section

1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)

Filed with our initial Form 10SB Registration Statement on January 12, 2004.

(2)

Filed as Exhibit 2.0 to Form 8-K filed with the SEC on October 5, 2006

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

(10)

Filed with our Form 10-KSB for March 31, 2004 on July 14, 2004.

(11)

Filed with our Form 10-KSB for March 31, 2005 on June 38, 2005

*    Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: JUNE 26, 2009

JAVA EXPRESS, INC.

By: /s/ Mark Burdge

Mark Burdge

President, Director

Principal Executive Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: JUNE 26, 2009

/s/  Mark Burdge

Mark Burdge

President, Principal Executive Officer

Director

Date: JUNE 25, 2009

/s/ Del Higginson

Del Higginson

Chief Financial Officer, Treasurer & Secretary

Director