Form 10-Q
period 2009-06-30
JAVA EXPRESS INC
filed 2009-08-11
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30 , 2009

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

JAVA EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-50547	88-0515333
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

4626 North 300 West, Suite 365

Provo, Utah 84604

 (Address of principal executive offices) (Zip Code)

801-691-5955

(Registrant’s telephone number, including area code)

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

As of July 28, 2009, the Registrant had 11,280,140 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

It em 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4T.  Controls and Procedures

13

PART II – OTHER INFORMATION

14

Item 1.  Legal Proceedings.

14

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sale s of Equity Securities and Use of Proceeds.

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders.

14

Item 5.  Other Information.

14

Item 6.  Exhibits.

15

SIGNATURES

16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

June 30, 2009

Balance Sheets

4

Statements of Operations for the Three Months Ended

June 30, 2009 and 2008 and for the period December 14, 2001

(Inception of Development Stage) to June 30, 2009

5

Statements of Cash Flows for the Three Months Ended

June 30, 2009 and 2008 and for the period December 14, 2001

(Inception of Development Stage) to June30, 2009

6

Notes to Financial Statements

8

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	June 30,	March 31,
	2009	2009
	(unaudited)
Current Assets
Cash & Cash Equivalents	$8,122	$11,156
Total Current Assets	8,122	11,156

Total Assets	$8,122	11,156

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$766	$54
Total Current Liabilities	766	54

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
10,000,000 shares authorized
No shares issued and outstanding	-	-
Common Stock, Par value $.001
50,000,000 shares authorized
11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,417	477,417
Deficit Accumulated During Development Stage	(481,341)	(477,595)

Total Shareholders' Equity	7,356	11,102

Total Liabilities and Shareholders' Equity	$8,122	$11,156

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2009
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
	For the Three		Development
	Months Ended		Stage) to
	June 30,		June 30,
	2009	2008	2009

Revenue	$-	$-	$204,463
Cost of Revenue	-	-	45,400
Gross Profit	-	-	159,063

Expenses
General & Administrative	3,746	6,319	441,938
Sales & Marketing	-	-	153,821
Total Operating Expenses	3,746	6,319	595,759

Operating Loss	(3,746)	(6,319)	(436,696)

Other Income (Expense):
Interest Expense	-	-	(36,680)
Gain on Settlement of Debt	-	-	6,000
Misc. Income	-	-	2,300
Loss on Sale of Investments	-	-	(23,019)
Gain on Sale of Equipment	-	-	6,754
Total Other Income (Expense)	-	-	(44,645)

Net Loss	$(3,746)	$(6,319)	$(481,341)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Basic and Diluted	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2009
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Three Months Ended		Stage) to
	June 30,		June 30,
	2009	2008	2009
Cash Flows From Operating Activities:
Net Loss	$(3,746)	$(6,319)	$(481,341)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Settlement of Debt	-	-	(6,000)
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Fixed Assets	-	-	5,345
Increase (Decrease) in Accounts Payable	712	2,906	765
Decrease in Accounts Payable-Related Party-Services	-	-	6,000
Increase in Accrued Interest	-	-	35,763
Net Cash Used In Operating Activities:	(3,034)	(3,413)	(396,499)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	208,566
Capital Contributed by Shareholder-Cash	-	-	12,643
Proceeds from Note Payable	-	-	246,458
Payment of Note	-	-	(5,748)
Net Cash Provided By Financing Activities	-	-	461,919
Net (Decrease) Increase In Cash	(3,034)	(3,413)	8,122
Cash at Beginning of Period	11,156	23,627	-
Cash at the End of Period	$8,122	$20,214	$8,122

[…continued ]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2009
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

June 30, 2009

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

June 30, 2009

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

On June 30, 2009, the Company had a net operating loss available for carry forward of $481,341.  The tax benefit of approximately $144,402 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2029.

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

3.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of June 30, 2009, all activities of the Company were conducted by the corporate officer from either his home or business office.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect the Java’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors include, but are not limited to, general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Quarterly Report, it is impossible to predict the amount of any such management or shareholder loans.  Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction.  As of the date of this Quarterly Report, we have not actively begun to seek any such venture.  No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

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

Balance Sheet Information

The following information is a summary of our balance sheet as of June 30, 2009:

Summary Balance Sheet as of June 30, 2009

Total Current Assets	$8,122
Total Assets	8,122
Total Liabilities	766
Accumulated Deficit	(481,341)
Total Stockholders’ Equity	$7,356

At June 30, 2009, our total current assets were $8,122 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $766 and consisted of accounts payable.

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

None .

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

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 (Filed herewith)

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(1)

Filed with our initial Form 10SB Registration Statement on January 12, 2004.

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

JAVA EXPRESS, INC.

(Registrant)

Dated: August 6, 2009

By:  /s/ Mark Burdge

Mark Burdge

President, Chief Executive Officer

Director

Dated: August 10, 2009

By:    /s/ Del Higginson

Del Higginson

Chief Financial Officer, Treasurer

Secretary and Director

16