Form 10-Q
period 2009-09-30
JAVA EXPRESS INC
filed 2009-10-26
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30 , 2009

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

As of October 1, 2009, the Registrant had 11,280,140 shares of common stock outstanding.

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

September 30, 2009

Balance Sheets

4

Statements of Operations for the Three and Six Months Ended

September 30, 2009 and 2008 and for the period December 14, 2001

(Inception of Development Stage) to September 30, 2009

5

Statements of Cash Flows for the Six Months Ended

September 30, 2009 and 2008 and for the period December 14, 2001

(Inception of Development Stage) to September30, 2009

6

Notes to Financial Statements

8

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	September 30,	March 31,
	2009	2009
	(Unaudited)
Current Assets
Cash & Cash Equivalents	$6,428	$11,156
Total Current Assets	6,428	11,156

Total Assets	$6,428	$11,156

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$12	$54
Total Current Liabilities	12	54

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
10,000,000 shares authorized
No shares issued and outstanding	-	-
Common Stock, Par value $.001
50,000,000 shares authorized
11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,417	477,417
Deficit Accumulated During Development Stage	(482,281)	(477,595)

Total Shareholders' Equity	6,416	11,102

Total Liabilities and Shareholders' Equity	$6,428	$11,156

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2009
(Unaudited)
					Cumulative
					Since
					Dec. 14, 2001
					(Inception of
	For the Three		For the Six		Development
	Months Ended		Months Ended		Stage) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$204,463
Cost of Revenue	-	-	-	-	45,400
Gross Profit	-	-	-	-	159,063

Expenses
General & Administrative	940	1,193	4,686	7,512	442,878
Sales & Marketing	-	-	-	-	153,821
Total Operating Expenses	940	1,193	4,686	7,512	596,699

Operating Loss	(940)	(1,193)	(4,686)	(7,512)	(437,636)

Other Income (Expense):
Interest Expense	-	-	-	-	(36,680)
Gain on Settlement of Debt	-	-	-	-	6,000
Misc. Income	-	-	-	-	2,300
Loss on Sale of Investments	-	-	-	-	(23,019)
Gain on Sale of Equipment	-	-	-	-	6,754
Total Other Income (Expense)	-	-	-	-	(44,645)

Net Loss	$(940)	$(1,193)	$(4,686)	$(7,512)	$(482,281)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Basic and Diluted	11,280,140	11,280,140	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2009
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Six Months Ended		Stage) to
	September 30,		September 30,
	2009	2008	2009
Cash Flows From Operating Activities:
Net Loss	$(4,686)	$(7,512)	$(482,281)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Settlement of Debt	-	-	(6,000)
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Fixed Assets	-	-	5,345
Increase (Decrease) in Accounts Payable	(42)	2,639	11
Decrease in Accounts Payable-Related Party-Services	-	-	6,000
Increase in Accrued Interest	-	-	35,763
Net Cash Used In Operating Activities:	(4,728)	(4,873)	(398,193)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	208,566
Capital Contributed by Shareholder-Cash	-	-	12,643
Proceeds from Note Payable	-	-	246,458
Payment of Note	-	-	(5,748)
Net Cash Provided By Financing Activities	-	-	461,919
Net (Decrease) Increase In Cash	(4,728)	(4,873)	6,428
Cash at Beginning of Period	11,156	23,627	-
Cash at the End of Period	$6,428	$18,754	$6,428

[…continued ]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2009
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

September 30, 2009

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities .

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

September 30, 2009

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

On September 30, 2009, the Company had a net operating loss available for carry forward of $482,281.  The tax benefit of approximately $144,684 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2030.

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

3.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of September 30, 2009, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company .

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

General

Java Express, Inc. was incorporated on December 14, 2001, under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations.  We commenced our operations and purchased both kiosk designs and equipment as well as conducted marketing studies. We began working with a contractor to design a “turn-key” kiosk” and we began negotiations with various casinos and mall spaces in the Las Vegas, Nevada area for placement of the kiosks. We continued to develop the “turn-key’ kiosk concept for further marketing in other geographical areas once our first kiosk was established. Our competition, however, especially from well known coffee companies such as Starbucks, increased during that time period and we were ultimately unsuccessful in establishing our retail coffee shop locations.  We began looking for other business opportunities. On September 29, 2004, we acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation. We discontinued our efforts to establish a coffee shop business and began focusing on developing K-Com’s existing business coaching operations. K-Com provided us with over $200,000 in revenues in 2005 and 2006. On January 30, 2006, we dissolved K-Com Business Coaching Services and all of its assets and liabilities were absorbed by Java Express and are reflected in our financial statements for the year ended March 31, 2006. Our revenues from our coaching services began decreasing during the last quarter of our 2006 fiscal year. We had no revenues from the coaching business in each of the last three fiscal years. We are now a “shell company.”

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

Balance Sheet Information

The following information is a summary of our balance sheet as of September 30, 2009:

Summary Balance Sheet as of September 30, 2009

Total Current Assets	$6,428
Total Assets	6,428
Total Liabilities	12
Accumulated Deficit	(482,281)
Total Stockholders’ Equity	$6,416

At September 30, 2009, our total current assets were $6,428 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $12.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report, no unregistered securities were sold; and no proceeds from the sale of registered securities were received.

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

Dated: October 19, 2009

By: /s/ Mark Burdge

Mark Burdge

President, Chief Executive Officer

Director

Dated: October 24, 2009

By:/s/ Del Higginson

Del Higginson

Chief Financial Officer, Treasurer

Secretary and Director

16