Form 10-Q
period 2009-12-31
JAVA EXPRESS INC
filed 2010-02-05
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

As of February 5, 2010, the Registrant had 11,280,140 shares of common stock outstanding.

.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4T.  Controls and Procedures

13

PART II – OTHER INFORMATION

14

Item 1.  Legal Proceedings.

14

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders.

14

Item 5.  Other Information.

14

Item 6.  Exhibits.

15

SIGNATURES

16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

December 31, 2009

Balance Sheets

4

Statements of Operations for the Three and Nine Months Ended

December 31, 2009 and 2008 and for the period December 14, 2001

(Inception of Development Stage) to December 31, 2009

5

Statements of Cash Flows for the Nine Months Ended

December 31, 2009 and 2008 and for the period December 14, 2001

(Inception of Development Stage) to December 31, 2009

6

Notes to Financial Statements

8

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
ASSETS	2009	2009
	(unaudited)
Current Assets
Cash & Cash Equivalents	$4,805	$11,156
Total Current Assets	4,805	11,156

Total Assets	$4,805	$11,156

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	581	54
Total Current Liabilities	581	54

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
10,000,000 shares authorized
No shares issued and outstanding	-	-
Common Stock, Par value $.001
50,000,000 shares authorized
11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,417	477,417
Deficit Accumulated During Development Stage	(484,473)	(477,595)

Total Shareholders' Equity	4,224	11,102

Total Liabilities and Shareholders' Equity	$4,805	$11,156

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2009
(Unaudited)
					Cumulative
					Since
					Dec. 14, 2001
					(Inception of
	For the Three		For the Nine		Development
	Months Ended		Months Ended		Stage) to
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$204,463
Cost of Revenue	-	-	-	-	45,400
Gross Profit	-	-	-	-	159,063

Expenses
General & Administrative	2,191	1,222	6,878	8,735	445,070
Sales & Marketing	-	-	-	-	153,821
Total Operating Expenses	2,191	1,222	6,878	8,735	598,891

Operating Loss	(2,191)	(1,222)	(6,878)	(8,735)	(439,828)

Other Income (Expense):
Interest Expense	-	-	-	-	(36,680)
Gain on Settlement of Debt	-	-	-	-	6,000
Misc. Income	-	-	-	-	2,300
Loss on Sale of Investments	-	-	-	-	(23,019)
Gain on Sale of Equipment	-	-	-	-	6,754
Total Other Income (Expense)	-	-	-	-	(44,645)

Net Loss	$(2,191)	$(1,222)	$(6,878)	$(8,735)	$(484,473)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Basic and Diluted	11,280,140	11,280,140	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2009
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Nine Months Ended		Stage) to
	December 31,		December 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net Loss	$(6,878)	$(8,735)	$(484,473)
Adjustments to reconcile net loss to net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Settlement of Debt	-	-	(6,000)
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Fixed Assets	-	-	5,345
Increase (Decrease) in Accounts Payable	527	(1,512)	580
Decrease in Accounts Payable-Related Party-Services	-	-	6,000
Increase in Accrued Interest	-	-	35,763
Net Cash Used In Operating Activities:	(6,351)	(10,247)	(399,816)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	208,566
Capital Contributed by Shareholder-Cash	-	-	12,643
Proceeds from Note Payable	-	-	246,458
Payment of Note	-	-	(5,748)
Net Cash Provided By Financing Activities	-	-	461,919
Net (Decrease) Increase In Cash	(6,351)	(10,247)	4,805
Cash at Beginning of Period	11,156	23,627	-
Cash at the End of Period	$4,805	$13,380	$4,805

[…continued ]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2009 and 2008
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2009
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

December 31, 2009

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

December 31, 2009

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

On December 31, 2009, the Company had a net operating loss available for carry forward of $484,473.  The tax benefit of approximately $145,342 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2030.

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

3.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of December 31, 2009, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company.

4.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 5, 2010

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

Balance Sheet Information

The following information is a summary of our balance sheet as of December 31, 2009:

Summary Balance Sheet as of December 31, 2009

Total Current Assets	$4,805
Total Assets	4,805
Total Liabilities	581
Accumulated Deficit	(484,473)
Total Stockholders’ Equity	$4,224

At December 31, 2009, our total current assets were $4,805 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $581.

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

JAVA EXPRESS, INC.

(Registrant)

Dated: February 5, 2010

By      /s/ Mark Burdge

Mark Burdge

President, Chief Executive Officer

Director

Dated: February 5, 2010

By       /s/ Del Higginson

Del Higginson

Chief Financial Officer, Treasurer

Secretary and Director

16