Form 10-K
period 2010-03-31
JAVA EXPRESS INC
filed 2010-06-23
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: MARCH 31, 2010

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE

         ACT OF 1934

JAVA EXPRESS, INC.

(Name of Small Business Issuer in its Charter)

Nevada	000-50547	88-0515333
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

4626 North 300 West, Suite 365 Provo, Utah 84604		801-691-5955
(Address number principal executive offices)		(Issuer’s telephone number)

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of September 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,832.05, based on 1,832,025 shares held by non-affiliates. Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share.

As of June 9, 2010, the Registrant had 11,280,140 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:   Yes ☐   No ☑

Table of Contents

PART I

3

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

7

ITEM 2:

PROPERTIES

7

ITEM 3:

LEGAL PROCEEDINGS

7

ITEM 4:

[REMOVED AND RESERVED]

8

PART II

8

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  8

ITEM 6:

SELECTED FINANCIAL DATA

11

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  12

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

14

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

14

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

23

ON ACCOUNTING AND FINANCIAL DISCLOSURE

23

ITEM 9A(T):

 CONTROLS AND PROCEDURES

23

ITEM 9B:

 OTHER INFORMATION

23

PART III

24

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

24

ITEM 11.

EXECUTIVE COMPENSATION

27

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  28

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  29

ITEM 14:

PRINCIPAL ACCOUNTING FEES AND SERVICES

30

ITEM 15:

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31

SIGNATURES

32

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

In March of 2008, we satisfied several outstanding convertible notes through the use of restricted stock. We also commenced a private offering of up to 1,100,000 common shares of restricted stock to “accredited” and/or “sophisticated” investors at $0.05 per share.  The purpose of the offering was to satisfy one remaining convertible note, to pay various legal fees and to satisfy a $25,000 debt, which was settled for $19,000, to a former officer/director. The balance of the $55,000 proceeds was dedicated to working capital.

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

We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.  We have had no material business operations since June of 2006.  Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and we will be unable to do so until we determine any particular industry in which we may conduct business operations.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a “shell company” seeking to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted to businesses or entities that desire to become a publicly-held company while avoiding what many may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.”  The most prevalent of these factors include the substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular entity, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entity, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

Amendments to SEC Form 8-K regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to SEC Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until 12 months after the filing of such information (the “Form 10 Information”), may eliminate many of the perceived advantages of going public transactions with shell companies.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s stockholders become the controlling stockholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of SEC Form S-8 for the registration of securities and limit the use of SEC Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any business combination, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public.  See the heading “Rule 144” of Item 5, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

Any of these types of business combination transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% or more of our outstanding voting securities; accordingly, investments in the private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technology or intellectual property; the present financial condition, projected growth potential and available technical, financial and managerial resources; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit; the perceived public recognition or acceptance of products, or services offered and trademarks and name identification; and numerous other factors that are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such business will be unproven and cannot be predicted with any certainty.

Our management will attempt to meet personally with management and key personnel of any entity providing a potential business opportunity for us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of material personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management and limited capital, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor or if at all.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire an interest in any business enterprise in which any member has an ownership interest.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of our management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a business combination, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or could not be publicly sold until 12 months after we file the Form 10 information about the business combination with the SEC as now required by SEC Form 8-K.  These provisions could further inhibit our ability to complete any business combination where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash rather than our shares or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of business combinations, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of common stock or as consideration to them to provide an indemnification for all of our prior liabilities.  Members of management may also actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed business combination.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any business combination with us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 information with the SEC.

None of our directors, executive officers, founders or their affiliates or associates are currently involved in any negotiations with any representatives of the owners of any business or company regarding the possibility of a business combination with us.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with shell companies that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since June 2006.

Dependence on One or a Few Major Customers

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations, produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard.  However, in the event that we complete a business combination transaction, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; mandates management assessment of our internal controls; requires auditor attestation to management’s conclusions about internal controls (anticipated to commence with the March 31, 2011 year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at special or annual meetings thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

Cost and Effects of Compliance with Environmental Laws

Our current business operations are not subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject, on the closing of a business combination.

Number of Total Employees and Number of Full-Time Employees

We have no employees.

ITEM 1A.

RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors

ITEM 2:

PROPERTIES

None.

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

[REMOVED AND RESERVED]

PART II

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Commencing on or about March 21, 2005, our shares of common stock were listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “JVEX”; however, our shares are thinly traded and management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  All current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144, but may be limited from public sale by subparagraph (i) of Rule 144 because we are a shell company.  See the heading “Shell Companies” below.

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2010 and 2009.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended	HIGH BID	LOW BID
March 31, 2010
April 1 through June 30, 2009	$0.12	$0.05
July 1 through Sept. 30, 2009	0.08	0.08
Oct 1 through Dec 31 2009	0.10	0.08
Jan 1 through March 31, 2010	0.15	0.10
March 31, 2009
April 1 through June 30, 2008	$0.30	$0.30
July 1 through Sept. 30, 2008	0.30	0.30
Oct 1 through Dec 31 2008	0.30	0.30
Jan 1 through March 31, 2009	0.30	0.12

Holders

We currently have 31 shareholders not including an indeterminate number who may hold shares in “street name.”

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the last three fiscal years, there were no purchases of any equity securities of ours by us or any person on our behalf; nor were there any purchases of our equity securities by any affiliate of ours during the last three fiscal years

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total	None	None	None

ITEM 6:

SELECTED FINANCIAL DATA

The following chart summarizes our financial statements for the years ended March 31, 2010 and 2009 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report at Part II, Item 8, below.

	March 31, 2010	March 31, 2009
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$2,961	$11,156
Total assets	2,961	11,156
Total liabilities	130	54
Accumulated deficit	(485,866)	(477,595)
Total stockholders equity (deficit)	2,831	11,102
SUMMARY OF OPERATING RESULTS
Revenue	$-	$-
Net operating loss	(8,271)	(9,295)
Other expenses	-	-
Net loss	(8,271)	(9,295)
Net Loss per share	(0.00)	(0.00)

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  We spent approximately $8,000 on accounting, legal and filing fees during our fiscal year ended March 31, 2010, to comply with our SEC filing requirements; in the prior year, we spent nearly $9,212 for legal, accounting and filing fees. We anticipate that expenses associated with our SEC filing requirements will be the same or more in the next 12 months. We have only $2,961 to satisfy all of our cash requirements for the coming year which is insufficient to fund our minimum operations.

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

Balance Sheet Information

The following information is a summary of our balance sheet as of March 31, 2010

Summary Balance Sheet as of March 31, 2010

Total Current Assets	$2,961
Total Assets	2,961
Total Liabilities	130
Accumulated Deficit	485,866
Total Stockholders’ Equity	$2,831

At March 31, 2010, our total current assets were $2,961and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $130 and consisted of accounts payable.

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

Funding Through Convertible Notes

Between 2004 and 2008, we consistently funded operations through loans from both related and non-related parties  through various convertible notes. . As of our year ended March 31, 2008, all of the notes were paid.

Funding through Private Placement

On March 11, 2008, we authorized the private offering of a maximum of 1,100,000 shares of our common stock that are “restricted securities.” These shares were sold to Globe Energy Technologies LLC  at $0.05 per share, for proceeds of $55,000. No commissions were paid. Globe Energy Technologies, LLC, is now a 49.7% shareholder and is controlled by Mark Burdge, a director of Java since that same date. A $25,000 debt to our former president was satisfied for $19,000 with these funds as well as a $5,458 convertible note.  The balance of the proceeds are held in escrow and were used to pay legal fees associated with the offering of $5,000 and as working capital.

.

Funding Future Acquisitions and Operations

Our ability to fund our operations and future acquisitions is discussed above under “Plan of Operations.”

Off-Balance Sheet Arrangements

None.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JAVA EXPRESS, INC.

(a Development Stage Company)

Financial Statements

March 31, 2010

TABLE OF CONTENTS

PAGE
Independent Auditor’s Report	15
Balance Sheets – March 31, 2010 and 2009	16
Statements of Operations for the Years Ended March 31, 2010 and 2009 and the Cumulative period of December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2010	17
Statement of Stockholders’ Equity Since December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2010	18
Statements of Cash Flows for the Years Ended March 31, 2010 and 2009 and the Cumulative Period of December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2010	19-20
Notes to Financial Statements - March 31, 2010	21-22

MADSEN & ASSOCIATES, CPA's Inc.	684 East Vine St, Suite 3
Certified Public: Accountants and Business Consultants	Murray, Utah 84107
Telephone 801 268-2632
Fax 801·262-3978

Board of Directors

Java Express, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Java Express, Inc. at March 31, 2010 and 2009 and the statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2010 and 2009 and the period December 14, 2001 (date of inception) to March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to nor were we engaged to perform and an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Java Express, Inc. at March 31, 2010 and 2009 and the statements of operations and stockholders’ equity for the years ended March 31, 2010 and 2009 and the period December 14, 2001 to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern, Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

May 19, 2010

/s/ Madsen & Associates, CPA's Inc.

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$2,961	$11,156
Total Current Assets	2,961	11,156

Total Assets	$2,961	$11,156

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$130	$54
Total Current Liabilities	130	54

STOCKHOLDERS' EQUITY
Preferred stock, par value $.00110,000,000 shares authorized - - No shares issued and outstanding	-	-
Common stock, par value $.00150,000,000 shares authorized 11,280,140 shares issued and outstanding	11,280	11,280
Additional paid-in capital	477,417	477,417
Deficit accumulated during development stage	(485,866)	(477,595)

Total Shareholders' Equity	2,831	11,102

Total Liabilities and Shareholders' Equity	$2,961	$11,156

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to March 31, 2010

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
	For the Years		Development
	Ended		Stage) to
	March 31,		March 31,
	2010	2009	2010

Revenue	$-	$-	$204,463
Cost of Revenue	-	-	45,400
Gross Profit	-	-	159,063

Expenses
General and administrative	8,271	9,295	446,463
Sales and marketing	-	-	153,821
Total Operating Expenses	8,271	9,295	600,284

Operating Loss	(8,271)	(9,295)	(441,221)

Other Income (Expense):
Interest expense	-	-	(36,680)
Gain on settlement of debt	-	-	6,000
Misc. income	-	-	2,300
Loss on sale of investments	-	-	(23,019)
Gain on sale of equipment	-	-	6,754
Total Other Income (Expense)	-	-	(44,645)

Net Loss	$(8,271)	$(9,295)	$(485,866)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Basic and Diluted	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
Since December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2010
				Deficit
				Accumulated
				Since
				December 14,
				2001
			Additional	(Inception of
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage)
December 14, 2001 (inception)	-	$ -	$ -	$ -
Common stock issued for cash	4,000,000	4,000	49,079	-
Net Loss	-	-	-	(14,579)
Balance at March 31, 2002	4,000,000	4,000	49,079	(14,579)
Common stock issued for conversion of note	300,000	300	15,798	-
Common stock issued for cash, December 31, 2002	43,000	43	21,457	-
Capital contributed by shareholder	-	-	2,000	-
Net Loss	-	-	-	(57,154)
Balance at March 31, 2003	4,343,000	4,343	88,334	(71,733)
Common stock issued for cash	158,000	158	78,829	-
Contributed capital	-	-	58	-
Net Loss	-	-	-	(71,761)
Balance at March 31, 2004	4,501,000	4,501	167,221	(143,494)
Common stock issued for acquisition of
K-Com Business Coaching, September 29, 2004	1,200,000	1,200	26,233	-
Contributed capital	-	-	4,446	-
Net Loss	-	-	-	(168,842)
Balance at March 31, 2005	5,701,000	5,701	197,900	(312,336)
Contributed capital	-	-	937	-
Net Loss	-	-	-	(58,160)
Balance at March 31, 2006	5,701,000	5,701	198,837	(370,496)
Contributed capital	-	-	3,202	-
Net Loss	-	-	-	(69,191)
Balance at March 31, 2007	5,701,000	5,701	202,039	(439,687)
Common stock issued for note conversion at $.05 per share	4,479,140	4,479	219,478	-
Common stock issued for cash at $.05 per share	1,100,000	1,100	53,900	-
Contributed capital	-	-	2,000	-
Net Loss	-	-	-	(28,613)
Balance at March 31, 2008	11,280,140	11,280	477,417	(468,300)
Net Loss	-	-	-	(9,295)
Balance at March 31, 2009	11,280,140	11,280	477,417	(477,595)
Net loss	-	-	-	(8,271)
Balance at March 31, 2010	11,280,140	$ 11,280	$ 477,417	$ (485,866)

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to March 31, 2010

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Years Ended		Stage) to
	March 31,		March 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$(8,271)	$(9,295)	$(485,866)
Adjustments to reconcile net loss to net cash used by operating activities
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock issued for interest on note	-	-	98
Gain on settlement of debt	-	-	(6,000)
Gain on sale of equipment	-	-	(6,754)
Loss on sale of investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in fixed assets	-	-	5,345
Increase (decrease) in accounts payable	76	(3,176)	129
Decrease in accounts payable-related party-services	-	-	6,000
Increase in accrued interest	-	-	35,763
Net Cash Used In Operating Activities:	(8,195)	$(12,471)	(401,660)

Cash Flows From Investing Activities:
Cash acquired in acquisition	-	-	6,245
Proceeds from sale of equipment	-	-	13,045
Purchase of furniture and fixtures	-	-	(23,088)
Purchase of equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	208,566
Capital contributed by shareholder-cash	-	-	12,643
Proceeds from note payable	-	-	246,458
Payment of note	-	-	(5,748)
Net Cash Provided By Financing Activities	-	-	461,919

Net (Decrease) Increase In Cash	(8,195)	(12,471)	2,961
Cash at Beginning of Period	11,156	23,627	-
Cash at the End of Period	$2,961	$11,156	$2,961

[…continued]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to March 31, 2010
[Continued]

			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
			Development
	For the Years Ended		Stage) to
	March 31,		March 31,
	2010	2009	2010
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$290
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Notes payable converted to common stock	$-	$-	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$-	$-	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

On March 31, 2010, the Company had a net operating loss available for carry forward of $485,866.  The tax benefit of approximately $145,760 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2030.

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

3.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of March 31, 2010, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company.

4.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of this report.

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

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

ITEM 9B:

 OTHER INFORMATION

None.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Mark C. Burdge	53	Director	March 2008
		President and Chief Executive Officer
Del Higginson	56	Director	February 2009
		Secretary, Treasurer, Chief Financial Officer

Del Higginson began serving as a Director, and as Chief Financial Officer, Treasurer and Secretary on February 9, 2009.  Mark Burdge began serving as a director on March 11, 2008, when he acquired 49.7% of our outstanding shares. Mark Burdge was appointed to the positions of President and Chief Executive Officer on February 9, 2009.

Background and Business Experience

Mark Burdge is currently a director, President and Chief Executive Officer.  He is also a principal of Evergreen Clean Energy, LLC, a clean energy investment corporation.  Evergreen invests in clean energy power generation facilities. From 1994 through 2007, Mr. Burdge was President of Excel Graphics, a full service graphic arts company.  He developed the business from $1,000,000 annually to $23,000,000 annually in the first 10 years. Excel featured state of the art sheet-fed printing, heat-set web printing, folding carton manufacturing, direct mail, kitting and fulfillment. Excel ceased operations in 2007 due to increasing competition from China.  From 2002 to 2006, Mr. Burdge was president of Indigo Media, a publisher of custom niche market publications and producer of nation wide point of purchase campaigns.  Indigo also owns and operates a state of the art digital print center for on-demand publishing of marketing collateral, including direct mail campaigns. In addition, from 2002 – 2006, Mr. Burdge was President of Indigo Creative, a full-service advertising agency. Indigo’s staff including professional graphic designers, photographers, marketing and creative services, studio engineering and marketing campaign management.  From 2004 through 2006, Mark Burdge was a partner in Rimports (USA) LLC.  Rimports negotiates manufacturing relationships between U.S. corporations and Pacific Rim manufacturing companies.  Rimports also manufactures and markets its own line of consumer products that are currently sold in Wal-Mart and other national retailers.

Del Higginson is 56 years and is retired. He currently serves as a director, Chief Financial Officer, Treasurer and Secretary. From 2004 – 2005, he was employed in the Motor Testing Lab of Raser Technologies, Inc of Provo, Utah, where he performed maintenance and equipment testing.  From 2001 - 2003, he worked for OTS - On Target System - of Highland Utah, where he designed and custom built specialty targets for customers, and handled sales, service and installations.  From 1995 -2001, he was employed by Action Target of Provo, Utah, where he performed service and installation of firearm shooting equipment for law enforcement and military throughout the United States.   Action Target merged with OTS in 2003.  Mr. Higginson studied at Utah Valley Trade Tech and Denver School of Plastic Design and Engineering.

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

Family Relationships

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common shares are registered under the Exchange Act and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  No forms were filed or required to be filed during this fiscal year:

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics was filed as an exhibit to our 10-KSB for December 31, 2004.

No Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

 (1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11.

EXECUTIVE COMPENSATION

All Compensation

None of our current executive officers received any compensation since they began their respective periods of service as detailed below.

SUMMARY COMPENSATION TABLE

Name and Principal Positions (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Mark Burdge Director, President. CEO (1)	03/31/2010 03/31/2009	0 0	0 0	0 0	0 0	0	0 0	0 0	0 0
Del Higginson Director, Treasurer, CFO (2)	03/31/2010 03/31/2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)

Mark Burdge did not begin serving as CEO and President until February 9, 2009

(2)

Del Higginson did not begin serving as a Director, Treasurer and CFO until February 9, 2009

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.  Our directors received no compensation for service as directors for the year ended March 31, 2010.

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

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of June 9, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 11,280,140 shares of common stock outstanding at that date.

CERTAIN BENEFICIAL OWNERS

Title of	Name and Address of	Amount and Nature of	Percentage
Class	Beneficial Owners	Beneficial Ownership (1)	of Class

Common	Globe Energy Technologies LLC (2)	5,606,700	49.70%
	5055 N. Edgewood Dr
	Provo, UT 84804

Common	Mark Sansom	1,010,000	8.95%
	4061 Power Circle
	Salt Lake City, UT 84124

Common	Kelly Trimble	1,912,440	16.95%
	4685 S. Highland Dr., #207
	Salt Lake City UT 84117

Common	David West	918,975	8.15%
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

Security Ownership of Management

The following table sets forth the ownership by each of directors and officers of any class of our voting securities as of the latest practicable date, June 9, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 11,280,140 shares of common stock outstanding at that date.

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

All activities of Java Express are conducted by Mr. Mark Burdge, a director and chief executive officer, from his home or business office. Mr Burdge owns 49.7 % of our outstanding shares in the name of Globe Energy Technologies LLC of which he is a managing member. On March 11, 2008, Globe Energy Technologies, LLC (“Globe”) became a majority shareholder through the purchase of shares from Java, selling shareholders and the conversion of a note. Globe acquired 990,000 shares of our stock from Howard Abrams (then director, CEO and CFO) for $0.02 per share; acquired, compromised and converted a $143,700 convertible note into 3,516,700 common shares, and purchased 1,100,000 shares of our common stock in a private placement for $55,000. The transactions resulted in Globe Energy Technologies LLC owning 5,606,700 shares or 49.7% of our common stock. Mark Burdge became a director of Java Express on that same date.

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

ITEM 14:

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended March 31, 2010and 2009:

Fee Category	2010	2009
Audit Fees	$4,585	$8,040
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$4,585	$8,040

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

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the year ended March 31,

20010 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

No.

Description

2.1

     Agreement and Plan of Reorganization, dated September 29, 2004 between Java Express, Inc. and

            K-Com Business Coaching Corp. (2)

 3.1

Articles of Incorporation as amended (1)

 3.2

Bylaws (1)

14.1

Code of Ethics (3)

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

Date: JUNE 22, 2010

JAVA EXPRESS, INC.

By: /s/ Mark Burdge

Mark Burdge

President, Director

Principal Executive Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: JUNE 22, 2010

/s/ Mark Burdge

Mark Burdge

President, Principal Executive Officer

Director

Date: JUNE 22, 2010

/s/ Del Higginson

Del Higginson

Chief Financial Officer, Treasurer & Secretary

Director