Form 10-Q
period 2010-06-30
JAVA EXPRESS INC
filed 2010-08-11
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2010

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

As of August 9, 2010, the Registrant had 11,280,140 shares of common stock outstanding.

.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.  Controls and Procedures

13

PART II – OTHER INFORMATION

14

Item 1.  Legal Proceedings.

14

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  [REMOVED AND RESERVED].

14

Item 5.  Other Information.

14

Item 6.  Exhibits.

14

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

Balance Sheets

4

Statements of Operations for the Three Months Ended

June 30, 2010 and 2009 and for the period December 14, 2001

(Inception of Development Stage) to June 30, 2010

5

Statements of Cash Flows for the Three Months Ended

June 30, 2010 and 2009 and for the period December 14, 2001

(Inception of Development Stage) to June 30, 2010

6

Notes to Financial Statements

8

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2010	2010
ASSETS	(Unaudited)
Current Assets
Cash & Cash Equivalents	$801	$2,961
Total Current Assets	801	2,961

Total Assets	$801	$2,961

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts Payable	$392	$130
Total Current Liabilities	392	130

Long-Term Liabilities
Note Payable	750	-
Accrued Interest	5	-
Total Long-Term Liabilities	755	-

Total Liabilities	1,147	130

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
10,000,000 shares authorized
No shares issued and outstanding	-	-
Common Stock, Par value $.001
50,000,000 shares authorized
11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,716	477,417
Deficit Accumulated During Development Stage	(489,342)	(485,866)

Total Shareholders' Equity	(346)	2,831

Total Liabilities and Shareholders' Equity	$801	$2,961

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2010
(Unaudited)
			Cumulative
			Since
			Dec. 14, 2001
			(Inception of
	For the Three		Development
	Months Ended		Stage) to
	June 30,		June 30,
	2010	2009	2010

Revenue	$-	$-	$204,463
Cost of Revenue	-	-	45,400
Gross Profit	-	-	159,063

Expenses
General & Administrative	3,471	3,746	449,934
Sales & Marketing	-	-	153,821
Total Operating Expenses	3,471	3,746	603,755

Operating Loss	(3,471)	(3,746)	(444,692)

Other Income (Expense):
Interest Expense	(5)	-	(36,685)
Gain on Settlement of Debt	-	-	6,000
Misc. Income	-	-	2,300
Loss on Sale of Investments	-	-	(23,019)
Gain on Sale of Equipment	-	-	6,754
Total Other Income (Expense)	(5)	-	(44,650)

Net Loss	$(3,476)	$(3,746)	$(489,342)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Basic and Diluted	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2010
(Unaudited)
			Cumulative
			Since
			Dec.14, 2001
			(Inception of
			Development
	For the Three Months Ended		Stage) to
	June 30,		June 30,
	2010	2009	2010
Cash Flows From Operating Activities:
Net Loss	$(3,476)	$(3,746)	$(489,342)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Settlement of Debt	-	-	(6,000)
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Fixed Assets	-	-	5,345
Increase (Decrease) in Accounts Payable	261	712	392
Decrease in Accounts Payable-Related Party-Services	-	-	6,000
Increase in Accrued Interest	5	-	35,766
Net Cash Used In Operating Activities:	(3,210)	(3,034)	(404,870)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	208,566
Capital Contributed by Shareholder-Cash	300	-	12,943
Proceeds from Note Payable	750	-	247,208
Payment of Note	-	-	(5,748)
Net Cash Provided By Financing Activities	1,050	-	462,969
Net (Decrease) Increase In Cash	(2,160)	(3,034)	801
Cash at Beginning of Period	2,961	11,156	-
Cash at the End of Period	$801	$8,122	$801

[…continued ]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to June 30, 2010
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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2010

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

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - continued

June 30, 2010

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

On June 30, 2010, the Company had a net operating loss available for carry forward of $489,342.  The tax benefit of approximately $146,802 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2031.

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

3.  NOTES PAYABLE

On June 3, 2010, the Company entered into a promissory note agreement. The note is payable within eighteen months. The note has a stated interest rate of 8% per annum. As of June 30, 2010 the principal balance was $750 with accrued interest of $5.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - continued

June 30, 2010

4.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of June 30, 2010, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company.

5.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of this report and has found no material events to report.

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

General

Java Express, Inc. was incorporated on December 14, 2001, under the laws of the State of Nevada for the purpose of selling coffee and other related items to the general public from retail coffee shop locations.  We commenced our operations and purchased both kiosk designs and equipment as well as conducted marketing studies. We began working with a contractor to design a “turn-key” kiosk” and we began negotiations with various casinos and mall spaces in the Las Vegas, Nevada area for placement of the kiosks. We continued to develop the “turn-key’ kiosk concept for further marketing in other geographical areas once our first kiosk was established. Our competition, however, especially from well known coffee companies such as Starbucks, increased during that time period and we were ultimately unsuccessful in establishing our retail coffee shop locations.  We began looking for other business opportunities. On September 29, 2004, we acquired 100% ownership in K-Com Business Coaching Corp., a Utah Corporation. We discontinued our efforts to establish a coffee shop business and began focusing on developing K-Com’s existing business coaching operations. K-Com provided us with over $200,000 in revenues in 2005 and 2006. On January 30, 2006, we dissolved K-Com Business Coaching Services and all of its assets and liabilities were absorbed Java Express and are reflected in our financial statements for the year ended March 31, 2006. Our revenues from our coaching services began decreasing during the last quarter of our 2006 fiscal year. We had no revenues from the coaching business in each of the last four fiscal years. We are now a “shell company.”

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  We spent approximately $8,000 on accounting, legal and filing fees during our fiscal year ended March 31, 2010, to comply with our SEC filing requirements; in the prior year, we spent nearly $9,212 for legal, accounting and filing fees. We anticipate that expenses associated with our Securities and Exchange Commission (“SEC”) filing requirements will be the same or more in the next 12 months. We have only $800 to satisfy all of our cash requirements for the coming year which is insufficient to fund our minimum operations.

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

Balance Sheet Information

The following information is a summary of our balance sheet as of June 30, 2010

Summary Balance Sheet as of June 30, 2010

Total Current Assets	$801
Total Assets	801
Total Current Liabilities	392
Total Long-term Liabilities	755
Total Liabilities	1,147
Accumulated Deficit	(489,342)
Total Stockholders’ Equity	$(346)

At June 30, 2010, our total current assets were $801and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $1,147 and consisted of accounts payable of $392 and a Promissory Note for $750 with accrued interest of $5.

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

Funding Through Convertible Notes and Notes

Between 2004 and 2008, we consistently funded operations through loans from both related and non-related parties through various convertible notes. . As of our year ended March 31, 2008, all of the notes were paid.

On June 3, 2010, a shareholder loaned us $750 which is the subject of a promissory note. The note is payable within eighteen months. The note has a stated interest rate of 8% per annum. As of June 30, 2010 the principlal balance was $750 with accrued interest of $5.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  [REMOVED AND RESERVED].

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

Dated: August 9, 2010

By  /s/ Mark Burdge

Mark Burdge

President, Chief Executive Officer

Director

Dated: August 9, 2010

By   /s/ Del Higginson

Del Higginson

Chief Financial Officer, Treasurer

Secretary and Director

15