Form 10-Q
period 2010-09-30
JAVA EXPRESS INC
filed 2010-11-10
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

As of November 8, 2010, the Registrant had 11,280,140 shares of common stock outstanding.

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

SEPTEMBER 30, 2010

Balance Sheets

4

Statements of Operations for the Three and Six Months Ended

September 30, 2010 and 2009 and for the period December 14, 2001

(Inception of Development Stage) to September 30, 2010

5

Statements of Cash Flows for the Six Months Ended

September 30, 2010 and 2009 and for the period December 14, 2001

(Inception of Development Stage) to September 30, 2010

6

Notes to Financial Statements

8

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	September 30,	March 31,
	2010	2010
	(Unaudited)
Current Assets
Cash & Cash Equivalents	$1,602	$2,961
Total Current Assets	1,602	2,961

Total Assets	$1,602	$2,961

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts Payable	$392	$130
Total Current Liabilities	392	130

Long-Term Liabilities
Note Payable	750	-
Note Payable - related party	2,500
Accrued Interest	31	-
Total Long-Term Liabilities	3,281	-

Total Liabilities	3,673	130

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
10,000,000 shares authorized
No shares issued and outstanding	-	-
Common Stock, Par value $.001
50,000,000 shares authorized
11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,716	477,417
Deficit Accumulated During Development Stage	(490,675)	(485,866)

Total Shareholders' Equity	(1,679)	2,831

Total Liabilities and Shareholders' Equity	$1,602	$2,831

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2010
(Unaudited)
					Cumulative
					from
					Dec. 14, 2001
					(Inception of
	For the Three		For the Six		Development
	Months Ended		Months Ended		Stage) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$204,463
Cost of Revenue	-	-	-	-	45,400
Gross Profit	-	-	-	-	159,063

Expenses
General & Administrative	1,307	940	4,778	4,686	451,241
Sales & Marketing	-	-	-	-	153,821
Total Operating Expenses	1,307	940	4,778	4,686	605,062

Operating Loss	(1,307)	(940)	(4,778)	(4,686)	(445,999)

Other Income (Expense):
Interest Expense	(26)	-	(31)	-	(36,711)
Gain on Settlement of Debt	-	-	-	-	6,000
Misc. Income	-	-	-	-	2,300
Loss on Sale of Investments	-	-	-	-	(23,019)
Gain on Sale of Equipment	-	-	-	-	6,754
Total Other Income (Expense)	(26)	-	(31)	-	(44,676)

Net Loss	$(1,333)	$(940)	$(4,809)	$(4,686)	$(490,675)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	11,280,140	11,280,140	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2010
(Unaudited)
			Cumulative
			from
			Dec. 14, 2001
			(Inception of
			Development
	For the Six Months Ended		Stage) to
	September 30,		September 30,
	2010	2009	2010
Cash Flows From Operating Activities:
Net Loss	$(4,809)	$(4,686)	$(490,675)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Settlement of Debt	-	-	(6,000)
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Fixed Assets	-	-	5,345
Increase (Decrease) in Accounts Payable	(131)	(42)	(2)
Decrease in Accounts Payable-Related Party-Services	-	-	6,000
Increase in Accrued Interest	31	-	35,794
Net Cash Used In Operating Activities	(4,909)	(4,728)	(406,569)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	208,566
Capital Contributed by Shareholder-Cash	300	-	12,943
Proceeds from Note Payable	750	-	247,208
Proceeds from Note Payable- related party	2,500		2,500
Payment of Note	-	-	(5,748)
Net Cash Provided By Financing Activities	3,550	-	465,469
Net (Decrease) Increase In Cash	(1,359)	(4,728)	1,602
Cash at Beginning of Period	2,961	11,156	-
Cash at the End of Period	$1,602	$6,428	$1,602

[…continued ]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to September 30, 2010
(Unaudited)
[Continued]

			Cumulative
			from
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

September 30, 2010

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

September 30, 2010

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

On September 30, 2010, the Company had a net operating loss available for carry forward of $490,675.  The tax benefit of approximately $147,202 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2031.

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

3.  NOTES PAYABLE

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note is payable within 18 months. The note has a stated interest rate of 8% per annum. As of September 30, 2010, the principal balance was $750, with accrued interest of $20.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of September 30, 2010, the principal balance was $2,500, with accrued interest of $11.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - continued

September 30, 2010

4.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of September 30, 2010, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of September 30, 2010, the principal balance was $2,500, with accrued interest of $11.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company.

5.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 8, 2010, which is the date the financial statements were issued and has found no material events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions, and financial trends that may affect the Java’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors include, but are not limited to, general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange Commission (“SEC”) filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  We spent approximately $8,000 on accounting, legal and filing fees during our fiscal year ended March 31, 2010, to comply with our SEC filing requirements; in the prior year, we spent nearly $9,212 for legal, accounting and filing fees. We anticipate that expenses associated with our SEC filing requirements will be the same or more in the next 12 months. We have only $1,602 to satisfy all of our cash requirements for the coming year which is insufficient to fund our minimum operations.

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

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of September 30, 2010.

Summary Balance Sheet as of September 30, 2010

Total Current Assets	$1,602
Total Assets	1,602
Total Current Liabilities	392
Total Long-term Liabilities	3,281
Total Liabilities	3,673
Accumulated Deficit	(490,675)
Total Stockholders’ Equity	$(1,679)

At September 30, 2010, our total current assets were $1,602 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $3,673 and consisted of accounts payable of $392 and notes payables aggregating $3,250 with accrued interest of $31.

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

Funding Through Convertible Notes and Notes

Between 2004 and 2008, we consistently funded operations through loans from both related and non-related parties through various convertible notes. . As of our year ended March 31, 2008, all of the convertible notes entered into between 2004 and 2008 were paid.

On June 3, 2010, a shareholder loaned us $750 which is the subject of a promissory note. The note is payable within 18 months. The note has a stated interest rate of 8% per annum. As of September 30, 2010, the principal balance was $750, with accrued interest of $20.

On August 30, 2010 and September 29, 2010, we entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of September 30, 2010, the principal balance was $2,500, with accrued interest of $11.

Funding through Private Placement

On March 11, 2008, we authorized the private offering of a maximum of 1,100,000 shares of our common stock that are “restricted securities.” These shares were sold to Globe Energy Technologies LLC at $0.05 per share, for proceeds of $55,000. No commissions were paid. Globe Energy Technologies, LLC, is now a 49.7% shareholder and is controlled by Mark Burdge, a director of Java since that same date. A $25,000 debt to our former President was satisfied for $19,000 with these funds, as well as a $5,458 convertible note.  The balance of the proceeds were held in escrow and used to pay legal fees associated with the offering of $5,000 and as working capital.

Funding Future Acquisitions and Operations

Our ability to fund our operations and future acquisitions is discussed above under “Plan of Operations.”

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Sarbanes-Oxley Act of 2002 (3)

31.2

Certification of Principal Financial Officer as adopted pursuant to Section 302 of the

Sarbanes Oxley Act of 2002 (3)

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section

1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section

1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)

Filed with our initial Form 10SB Registration Statement on January 12, 2004.

(2)

Filed as Exhibit 2.0 to Form 8-K filed with the SEC on October 5, 2006.

(3)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVA EXPRESS, INC.

(Registrant)

Dated: November 8, 2010

By  /s/ Mark Burdge

Mark Burdge

President, Chief Executive Officer

Director

Dated: November 8, 2010

By   /s/ Del Higginson

Del Higginson

Chief Financial Officer, Treasurer

Secretary and Director

15