Form 10-Q
period 2010-12-31
JAVA EXPRESS INC
filed 2011-02-14
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

As of February 8, 2011, the Registrant had 11,280,140 shares of common stock outstanding.

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

DECEMBER 31, 2010

Balance Sheets

4

Statements of Operations for the Three and Nine Months Ended

December 31, 2010 and 2009 and for the period December 14, 2001

(Inception of Development Stage) to December 31, 2010

5

Statements of Cash Flows for the Nine Months Ended

December 31, 2010 and 2009 and for the period December 14, 2001

(Inception of Development Stage) to December 31, 2010

6

Notes to Financial Statements

8

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
ASSETS	2010	2010
	(Unaudited)
Current Assets
Cash & Cash Equivalents	$630	$2,961
Total Current Assets	630	2,961

Total Assets	$630	$2,961

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts Payable	$829	$130
Note Payable	750	-
Accrued Interest	35	-
Total Current Liabilities	1,614	130

Long-Term Liabilities
Note Payable - related party	2,500	-
Accrued Interest	61	-
Total Long-Term Liabilities	2,561	-

Total Liabilities	4,175	130

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
10,000,000 shares authorized
No shares issued and outstanding	-	-
Common Stock, Par value $.001
50,000,000 shares authorized
11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,716	477,417
Deficit Accumulated During Development Stage	(492,541)	(485,866)

Total Shareholders' Equity	(3,545)	2,831

Total Liabilities and Shareholders' Equity	$630	$2,961

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC. (A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2010
(Unaudited)
					Cumulative
					From
					Dec. 14, 2001
					(Inception of
	For the Three		For the Nine		Development
	Months Ended		Months Ended		Stage) to
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$204,463
Cost of Revenue	-	-	-	-	45,400
Gross Profit	-	-	-	-	159,063

Expenses
General & Administrative	1,801	2,191	6,579	6,878	453,042
Sales & Marketing	-	-	-	-	153,821
Total Operating Expenses	1,801	2,191	6,579	6,878	606,863

Operating Loss	(1,801)	(2,191)	(6,579)	(6,878)	(447,800)

Other Income (Expense):
Interest Expense	(65)	-	(96)	-	(36,776)
Gain on Settlement of Debt	-	-	-	-	6,000
Misc. Income	-	-	-	-	2,300
Loss on Sale of Investments	-	-	-	-	(23,019)
Gain on Sale of Equipment	-	-	-	-	6,754
Total Other Income Expense)	(65)	-	(96)	-	(44,741)

Net Loss	$(1,866)	$(2,191)	$(6,675)	$(6,878)	$(492,541)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	11,280,140	11,280,140	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2010
(Unaudited)
			Cumulative
			From
			Dec. 14, 2001
			(Inception of
			Development
	For the Nine Months Ended		Stage) to
	December 31,		December 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net Loss	$(6,675)	$(6,878)	$(492,541)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock Issued for Interest on Note	-	-	98
Gain on Settlement of Debt	-	-	(6,000)
Gain on Sale of Equipment	-	-	(6,754)
Loss on Sale of Investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in Fixed Assets	-	-	5,345
Increase (Decrease) in Accounts Payable	699	527	828
Decrease in Accounts Payable-Related Party-Services	-	-	6,000
Increase in Accrued Interest	95	-	35,858
Net Cash Used In Operating Activities:	(5,881)	(6,351)	(407,541)
Cash Flows From Investing Activities:
Cash Acquired in Acquisition	-	-	6,245
Proceeds from Sale of Equipment	-	-	13,045
Purchase of Furniture & Fixtures	-	-	(23,088)
Purchase of Equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from Sale of Common Stock	-	-	208,566
Capital Contributed by Shareholder-Cash	300	-	12,943
Proceeds from Note Payable	750	-	247,208
Proceeds from Note Payable- related party	2,500		2,500
Payment of Note	-	-	(5,748)
Net Cash Provided By Financing Activities	3,550	-	465,469
Net (Decrease) Increase In Cash	(2,331)	(6,351)	630
Cash at Beginning of Period	2,961	11,156	-
Cash at the End of Period	$630	$4,805	$630

[…continued ]

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2010 and 2009
and the Cumulative Period of December 14, 2001 (Date of Inception
of the Development Stage) to December 31, 2010
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

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2010

1.  ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of presentation

The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature.

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

December 31, 2010

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

On December 31, 2010, the Company had a net operating loss available for carry forward of $492,541.  The tax benefit of approximately $147,762 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2031.

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

3.  NOTES PAYABLE

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note is payable within 18 months. The note has a stated interest rate of 8% per annum. As of December 31, 2010, the principal balance was $750 with accrued interest of $35.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively, due eighteen months from the respective execution dates. The notes have a stated interest rate of 8% per annum. As of December 31, 2010 the principal balance was $2,500 with accrued interest of $61.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS - continued

December 31, 2010

4.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of December 31, 2010, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of December 31, 2010, the principal balance was $2,500 with accrued interest of $61.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company.

5.  GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the nine month period ended December 31, 2010, of $6,675. Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions, and financial trends that may affect the Java’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors include, but are not limited to, general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange Commission (“SEC”) filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  We spent approximately $8,000 on accounting, legal and filing fees during our fiscal year ended March 31, 2010, to comply with our SEC filing requirements; in the prior year, we spent nearly $9,212 for legal, accounting and filing fees. We anticipate that expenses associated with our SEC filing requirements will be the same or more in the next 12 months. We have only $630 to satisfy all of our cash requirements for the coming year which is insufficient to fund our minimum operations.

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

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of December 31, 2010.

Summary Balance Sheet as of December 31, 2010

Total Current Assets	$630
Total Assets	630
Total Current Liabilities	1,614
Total Long-term Liabilities	2,561
Total Liabilities	4,175
Accumulated Deficit	(492,541)
Total Stockholders’ Equity	$(3,545)

At December 31, 2010, our total current assets were $630 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $4,175 and consisted of accounts payable of $829 and notes payables aggregating $3,250 with accrued interest of $96.

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

On June 3, 2010, a shareholder loaned us $750 which is the subject of a promissory note. The note is payable within 18 months. The note has a stated interest rate of 8% per annum. As of December 31, 2010, the principal balance was $750, with accrued interest of $35.

On August 30, 2010 and September 29, 2010, we entered into promissory note agreements with a related party for $1,500 and $1,000, respectively, due eighteen months from the respective execution dates. The notes have a stated interest rate of 8% per annum. As of December 31, 2010, the principal balance was $2,500, with accrued interest of $61.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

JAVA EXPRESS, INC.

(Registrant)

Dated: February 9, 2011

By  /s/ Mark Burdge

Mark Burdge

President, Chief Executive Officer

Director

Dated February 9, 2011

By   /s/ Del Higginson

Del Higginson

Chief Financial Officer, Treasurer

Secretary and Director

15