Form 10-K
period 2011-03-31
JAVA EXPRESS INC
filed 2011-06-28
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: MARCH 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of September 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was $2,751, based on 2,751,000 shares held by non-affiliates. Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share.

As of June 9, 2011, the Registrant had 11,280,140 shares of common stock outstanding.

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

32

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Java Express,” “Java,” “we,” “us,” and “our” refer to Java Express, Inc.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, economic conditions generally and in the markets in which Java Express may participate, competition within Java’s chosen industry, technological advances and failure by us to successfully develop business relationships.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2011 and 2010.  These bid prices were obtained from the FINRA composite feed or other qualified interdealer quotation medium.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended	HIGH BID	LOW BID
March 31, 2011
April 1 through June 30, 2010	$0.17	$0.15
July 1 through Sept. 30, 2010	0.155	0.07
Oct 1 through Dec 31 2010	0.10	0.10
Jan 1 through March 31, 2011	0.15	0.10
March 31, 2010
April 1 through June 30, 2009	$0.12	$0.05
July 1 through Sept. 30, 2009	0.08	0.08
Oct 1 through Dec 31 2009	0.10	0.08
Jan 1 through March 31, 2010	0.15	0.10

Holders

We currently have 31 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities

No unregistered securities were sold by us during the past three years.

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

ITEM 6:

SELECTED FINANCIAL DATA

The following chart summarizes our financial statements for the years ended March 31, 2011 and 2010 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report at Part II, Item 8, below.

	March 31, 2011	March 31, 2010
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$878	$2,961
Total assets	878	2,961
Total liabilities	5,911	130
Accumulated deficit	494,029	485,866
Total stockholders equity (deficit)	(5,033)	2,831
SUMMARY OF OPERATING RESULTS
Revenue	$-	$-
Net operating loss	(8,002)	(8,271)
Other expenses	161	-
Net loss	(8,163)	(8,271)
Net Loss per share	(0.00)	(0.00)

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  We spent approximately $8,000 on accounting, legal and filing fees during our fiscal year ended March 31, 2011, to comply with our SEC filing requirements; in the prior year, we spent about the same for legal, accounting and filing fees. We anticipate that expenses associated with our SEC filing requirements will be the same or more in the next 12 months, especially with the additional burden of XBRL filing requirements, which we must begin to comply with for our June 30, 2011, quarterly report; our XBRL requirements will cost us approximately $2,500 more during the next 12 months.. We have only $878 to satisfy all of our cash requirements for the coming year which is insufficient to fund our minimum operations.

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

Balance Sheet Information

The following information is a summary of our balance sheet as of March 31, 2011

Summary Balance Sheet as of March 31, 2011

Total Current Assets	$878
Total Assets	878
Total Liabilities	5,911
Accumulated Deficit	494,029
Total Stockholders’ Equity	$(5,033)

At March 31, 2011, our total current assets were $878 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $5,911 and consisted of notes payable and accrued interest, and advances.

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

Funding Through Convertible Notes and Advances

Between 2004 and 2008, we consistently funded operations through loans from both related and non-related parties through various convertible notes. As of our year ended March 31, 2008, all of the notes were paid.

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note is payable within eighteen months. The note has a stated interest rate of 8% per annum. As of March 31, 2011 the principal balance was $750 with accrued interest of $50. The note maturity date is December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of March 31, 2011 the principal balance was $2,500 with accrued interest of $111. The note maturity dates are February 28, 2012 and March 29, 2012, respectively.

On January 18, 2011 and March 14, 2011, the Company received advances from a related party for $1,000 and $1,500, respectively

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JAVA EXPRESS, INC.

(a Development Stage Company)

Financial Statements

March 31, 2011

TABLE OF CONTENTS

PAGE
Independent Auditor’s Report	15
Balance Sheets – March 31, 2011 and 2010	16
Statements of Operations for the Years Ended March 31, 2011 and 2010 and the Cumulative period of December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2011	17
Statement of Stockholders’ Equity Since December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2011	18
Statements of Cash Flows for the Years Ended March 31, 2011 and 2010 and the Cumulative Period of December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2011	19
Notes to Financial Statements - March 31, 2011	20-22

MADSEN & ASSOCIATES, CPA's Inc.	684 East Vine St, Suite 3
Certified Public: Accountants and Business Consultants	Murray, Utah 84107
Telephone 801 268-2632
Fax 801·262-3978

To the Board of Directors and

Stockholders of Java Express, Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Java Express, Inc. (A Development Stage Company) (The Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2011, and for the period from December 14, 2001 (date of inception of Development Stage) to March 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Java Express, Inc. (a Development Stage Company) as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011, and the period from December 14, 2001 (date of inception of Development Stage) to March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s Inc.

“Madsen & Associates, CPA’s Inc.”

Salt Lake City, Utah

June 17, 2011

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$878	$2,961
Total Current Assets	878	2,961

Total Assets	$878	$2,961

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$--	$130
Advances	2,500	--
Notes payable	3,250	--
Accrued interest	161	--
Total Current Liabilities	5,911	130

Total Liabilities	5,911	130

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, par value $.001; 50,000,000 shares authorized; 11,280,140 shares issued and outstanding	11,280	11,280
Additional paid-in capital	477,716	477,417
Deficit accumulated during development stage	(494,029)	(485,866)
Total Stockholders' Equity	(5,033)	2,831

Total Liabilities and Stockholders' Equity	$878	$2,961

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2011 and 2010
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2011

			Cumulative
			From
			Dec. 14, 2001
			(Inception of
	For the		Development
	Years Ended		Stage) to
	March 31,		March 31,
	2011	2010	2011

Revenue	$--	$--	$204,463
Cost of Revenue	--	--	45,400
Gross Profit	--	--	159,063

Expenses
General and administrative	8,002	8,271	454,465
Sales and marketing	--	--	153,821
Total Operating Expenses	8,002	8,271	608,286

Operating Loss	(8,002)	(8,271)	(449,223)

Other Income (Expense):
Interest expense	(161)	--	(36,841)
Gain on settlement of debt	--	--	6,000
Miscellaneous income	--	--	2,300
Loss on sale of investments	--	--	(23,019)
Gain on sale of equipment	--	--	6,754
Total Other Income (Expense)	(161)	--	(44,806)

Net Loss	$(8,163)	$(8,271)	$(494,029)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
From December 14, 2001 (Inception date of
the Development Stage) to March 31, 2011
				Deficit
				Accumulated
				Since
				December 14,
				2001
			Additional	Inception of
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total
December 14, 2001 (inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	4,000,000	4,000	49,079	-	53,079
Net loss	-	-	-	(14,579)	(14,579)
Balance at March 31, 2002	4,000,000	4,000	49,079	(14,579)	38,500
Common stock issued for conversion of note	300,000	300	15,798	-	16,098
Common stock issued for cash	43,000	43	21,457	-	21,500
Capital contributed by shareholder	-	-	2,000	-	2,000
Net loss	-	-	-	(57,154)	(57,154)
Balance at March 31, 2003	4,343,000	4,343	88,334	(71,733)	20,944
Common stock issued for cash	158,000	158	78,829	-	78,987
Contributed capital	-	-	58	-	58
Net loss	-	-	-	(71,761)	(71,761)
Balance at March 31, 2004	4,501,000	4,501	167,221	(143,494)	28,228
Common stock issued for business acquisition	1,200,000	1,200	26,233	-	27,433
Contributed capital	-	-	4,446	-	4,446
Net loss	-	-	-	(168,842)	(168,842)
Balance at March 31, 2005	5,701,000	5,701	197,900	(312,336)	(108,735)
Contributed capital	-	-	937	-	937
Net loss	-	-	-	(58,160)	(58,160)
Balance at March 31, 2006	5,701,000	5,701	198,837	(370,496)	(165,958)
Contributed capital	-	-	3,202	-	3,202
Net loss	-	-	-	(69,191)	(69,191)
Balance at March 31, 2007	5,701,000	5,701	202,039	(439,687)	(231,947)
Common stock issued for conversion of note	4,479,140	4,479	219,478	-	223,957
Common stock issued for cash	1,100,000	1,100	53,900	-	55,000
Contributed capital	-	-	2,000	-	2,000
Net loss	-	-	-	(28,613)	(28,613)
Balance at March 31, 2008	11,280,140	11,280	477,417	(468,300)	20,397
Net loss	-	-	-	(9,295)	(9,295)
Balance at March 31, 2009	11,280,140	11,280	477,417	(477,595)	11,102
Net loss	-	-	-	(8,271)	(8,271)
Balance at March 31, 2010	11,280,140	11,280	477,417	(485,866)	2,831
Contributed capital	-	-	299	-	299
Net loss	-	-	-	(8,163)	(8,163)
Balance at March 31, 2011	11,280,140	$ 11,280	$ 477,716	$ (494,029)	$ (5,033)

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2011 and 2010
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2011
			Cumulative
			From
			Dec. 14, 2001
			(Inception of
			Development
	For the Years Ended		Stage) to
	March 31,		March 31,
	2011	2010	2011
Cash Flows From Operating Activities:
Net Loss	$(8,163)	$(8,271)	$(494,029)
Adjustments to reconcile net loss to net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	--	--	26,606
Stock issued for interest on note	--	--	98
Gain on settlement of debt	--	--	(6,000)
Gain on sale of equipment	--	--	(6,754)
Loss on sale of investments	--	--	23,019
Changes in Operating Assets and Liabilities:
Decrease in fixed assets	--	--	5,345
Increase (decrease) in accounts payable	(130)	76	(1)
Decrease in accounts payable-related party-services	--	--	6,000
Increase in accrued interest	161	--	35,924
Net Cash Used In Operating Activities:	(8,132)	(8,195)	(409,792)
Cash Flows From Investing Activities:
Cash acquired in acquisition	--	--	6,245
Proceeds from sale of equipment	--	--	13,045
Purchase of furniture and fixtures	--	--	(23,088)
Purchase of equipment	--	--	(53,500)
Net Cash Used In Investing Activities:	--	--	(57,298)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	--	--	208,566
Capital contributed by shareholder-cash	299	--	12,942
Proceeds from advances	2,500	--	2,500
Proceeds from note payable	750	--	247,208
Proceeds from note payable- related party	2,500	--	2,500
Payment of note	--	--	(5,748)
Net Cash Provided By Financing Activities	6,049	--	467,968
Net (Decrease) Increase In Cash	(2,083)	(8,195)	878
Cash at Beginning of Period	2,961	11,156	--
Cash at the End of Period	$878	$2,961	$878

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Notes payable converted to common stock	$--	$--	$240,055
Stock issued in acquisition	$--	$--	$27,433
Fixed assets exchanged for services	$--	$--	$5,345
Fixed assets exchanged for investments	$--	$--	$51,597
Fixed assets exchanged for payment of notes	$--	$--	$22,935
Investments exchanged for notes	$--	$--	$6,860

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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

March 31, 2011

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

On March 31, 2011, the Company had a net operating loss available for carry forward of $494,029.  The tax benefit of approximately $148,000 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2031.

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

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

March 31, 2011

3.  NOTES PAYABLE

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note is payable within eighteen months. The note has a stated interest rate of 8% per annum. As of March 31, 2011 the principal balance was $750 with accrued interest of $50. The note maturity date is December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of March 31, 2011 the principal balance was $2,500 with accrued interest of $111. The note maturity dates are February 28, 2012 and March 29, 2012, respectively.

On January 18, 2011 and March 14, 2011, the Company received advances from a related party for $1,000 and $1,500, respectively.

4.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of March 31, 2011, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of March 31, 2011 the principal balance was $2,500 with accrued interest of $111.

On January 18, 2011 and March 14, 2011, the Company received advances from a related party for $1,000 and $1,500, respectively.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company.

5.  GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the year ended March 31, 2011, of $8,163. Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2011 our internal control over financial reporting was effective.

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

ITEM 9B:

 OTHER INFORMATION

None.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Mark C. Burdge	54	Director	March 2008
		President and Chief Executive Officer
Del Higginson	56	Director	February 2009
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

ITEM 11.

EXECUTIVE COMPENSATION

All Compensation

None of our current executive officers received any compensation since they began their respective periods of service as detailed below.

SUMMARY COMPENSATION TABLE

Name and Principal Positions (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Mark Burdge Director, President. CEO (1)	03/31/2011 03/31/2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Del Higginson Director, Treasurer, CFO (2)	03/31/2011 03/31/2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)

Mark Burdge did not begin serving as CEO and President until February 9, 2009

(2)

Del Higginson did not begin serving as a Director, Treasurer and CFO until February 9, 2009

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.  Our directors received no compensation for service as directors for the year ended March 31, 2011.

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

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of June 9, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 11,280,140 shares of common stock outstanding at that date.

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

Security Ownership of Management

The following table sets forth the ownership by each of directors and officers of any class of our voting securities as of the latest practicable date, June 9, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 11,280,140 shares of common stock outstanding at that date.

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

In addition, during our fiscal year ended March 31, 2011, 5% shareholders have loaned or advanced Java Express an aggregate of $5,750. Advances equaled $2,500; the balance is comprised of promissory notes with a stated interest rate of 8% per annum. As of March 31, 2011 the principal balance on the notes was $2,500 with accrued interest of $111.

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

ITEM 14:

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended March 31, 2011 and 2010:

Fee Category	2010	2011
Audit Fees	$4,585	$5,380
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$4,585	$5,380

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

ITEM 15:

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the year ended March 31,

2011 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

No.

Description

2.1	Agreement and Plan of Reorganization, dated September 29, 2004 between Java Express, Inc. and K-Com Business Coaching Corp. (2)

3.1	Articles of Incorporation as amended (1)

3.2	Bylaws (1)

14.1	Code of Ethics (3)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: JUNE 24, 2011

JAVA EXPRESS, INC.

By: /s/ Mark Burdge

Mark Burdge

President, Director

Principal Executive Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: JUNE 24, 2011

/s/ Mark Burdge

Mark Burdge

President, Principal Executive Officer

Director

Date: JUNE 24, 2011

/s/ Del Higginson

Del Higginson

Chief Financial Officer, Treasurer & Secretary

Director