Form 10-Q
period 2011-06-30
JAVA EXPRESS INC
filed 2011-08-15
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑   No ☐  The Registrant does not have a web site.

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

As of August 10, 2011, the Registrant had 11,280,140 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.  Controls and Procedures

13

PART II – OTHER INFORMATION

14

Item 1.  Legal Proceedings.

14

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  [REMOVED AND RESERVED].

14

Item 5.  Other Information.

14

Item 6.  Exhibits.

14

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2011

Balance Sheets

4

Statements of Operations for the Three Months Ended June 30, 2011 and 2010

and for the period December 14, 2001 (Inception of Development Stage)

to June 30, 2011                                                                                                                 5

Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010

and for the period December 14, 2001 (Inception of Development Stage)

to June 30, 2011…………………………………………………………………………………6

Notes to Financial Statements………………………………………………………………….7

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2011	2011
ASSETS	(unaudited)
Current Assets
Cash & Cash Equivalents	$2,327	$878
Total Current Assets	2,327	878

Total Assets	$2,327	$878

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts Payable	$3,990	$-
Advances	4,500	2,500
Notes Payable	3,250	3,250
Accrued Interest	226	161
Total Current Liabilities	11,966	5,911
Total Liabilities	11,966	5,911

STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001; 50,000,000 shares authorized; 11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,716	477,716
Deficit Accumulated During Development Stage	(498,635)	(494,029)
Total Stockholders' Equity	(9,639)	(5,033)

Total Liabilities and Stockholders' Equity	$2,327	$878

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to June 30, 2011
(unaudited)
			Cumulative
			From
			Dec. 14, 2001
			(Inception of
	For the		Development
	Three Months Ended		Stage) to
	June 30,		June 30,
	2011	2010	2011

Revenue	$-	$-	$204,463
Cost of Revenue	-	-	45,400
Gross Profit	-	-	159,063

Expenses
General and administrative	4,541	3,471	459,006
Sales and marketing	-	-	153,821
Total Operating Expenses	4,541	3,471	612,827

Operating Loss	(4,541)	(3,471)	(453,764)

Other Income (Expense):
Interest expense	(65)	(5)	(36,906)
Gain on settlement of debt	-	-	6,000
Miscellaneous income	-	-	2,300
Loss on sale of investments	-	-	(23,019)
Gain on sale of equipment	-	-	6,754
Total Other Income (Expense)	(65)	(5)	(44,871)

Net Loss	$(4,606)	$(3,476)	$(498,635)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to June 30, 2011
(unaudited)
			Cumulative
			From
			Dec. 14, 2001
			(Inception of
			Development
	For the Three Months Ended		Stage) to
	June 30,		June 30,
	2011	2010	2011
Cash Flows From Operating Activities:
Net Loss	$(4,606)	$(3,476)	$(498,635)
Adjustments to reconcile net loss to net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock issued for interest on note	-	-	98
Gain on settlement of debt	-	-	(6,000)
Gain on sale of equipment	-	-	(6,754)
Loss on sale of investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in fixed assets	-	-	5,345
Increase in accounts payable	3,990	261	3,989
Decrease in accounts payable-related party-services	-	-	6,000
Increase in accrued interest	65	5	35,989
Net Cash Used In Operating Activities:	(551)	(3,210)	(410,343)
Cash Flows From Investing Activities:
Cash acquired in acquisition	-	-	6,245
Proceeds from sale of equipment	-	-	13,045
Purchase of furniture and fixtures	-	-	(23,088)
Purchase of equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	208,566
Capital contributed by shareholder-cash	-	300	12,942
Proceeds from advances	2,000	-	4,500
Proceeds from note payable	-	750	247,208
Proceeds from notes payable-related party	-	-	2,500
Payment of note	-	-	(5,748)
Net Cash Provided By Financing Activities	2,000	1,050	469,968
Net (Decrease) Increase In Cash	1,449	(2,160)	2,327
Cash at Beginning of Period	878	2,961	-
Cash at the End of Period	$2,327	$801	$2,327

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-	$290
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Notes payable converted to common stock	$-	$-	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$-	$-	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements

 JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

June 30, 2011

(Unaudited)

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

On June 30, 2011, the Company had a net operating loss available for carry forward of $498,635.  The tax benefit of approximately $149,590 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward will begin to expire in 2021.

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

3.  NOTES PAYABLE

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note is payable within eighteen months. The note has a stated interest rate of 8% per annum. As of June 30, 2011 the principal balance was $750 with accrued interest of $65. The note maturity date is December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of June 30, 2011 the principal balance was $2,500 with accrued interest of $161. The note maturity dates are February 28, 2012 and March 29, 2012, respectively.

On January 18, 2011 and March 14, 2011, the Company received advances from a related party for $1,000 and $1,500, respectively.

On June 23, 2011, the Company received advances from a related party for $2,000.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

June 30, 2011

(Unaudited)

4.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of June 30, 2011, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of June 30, 2011 the principal balance was $2,500 with accrued interest of $111.

On January 18, 2011 and March 14, 2011, the Company received advances from a related party for $1,000 and $1,500, respectively.

On June 23, 2011, the Company received advances from a related party for $2,000.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company.

5.  GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the three months ended June 30, 2011, of $4,606. Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange Commission (the “SEC”) filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  We spent approximately $8,000 on accounting, legal and filing fees during our fiscal year ended March 31, 2011, to comply with our SEC filing requirements; in the prior year, we spent about the same for legal, accounting and filing fees. We anticipate that expenses associated with our SEC filing requirements will be the same or more in the next 12 months, especially with the additional burden of XBRL filing requirements, which we must begin to comply with for our June 30, 2011, quarterly report; our XBRL requirements will cost us approximately $2,500 more during the next 12 months.. We have $2,327 to satisfy all of our cash requirements for the coming year which is insufficient to fund our minimum operations.

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

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of June 30, 2011:

Summary Balance Sheet as of June 30, 2011

Total Current Assets	$2,327
Total Assets	2,327
Total Current Liabilities	11,966
Total Liabilities	11,966
Accumulated Deficit	(498,635)
Total Stockholders’ Equity	$(9,639)

At June 30, 2011, our total current assets were $2,327 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $11,966 and consisted of accounts payable of $3,990, advances of $4,500, and notes payables aggregating $3,250 with accrued interest of $226.

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

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note is payable within eighteen months. The note has a stated interest rate of 8% per annum. As of June 30, 2011 the principal balance was $750 with accrued interest of $65. The note maturity date is December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of June 30, 2011 the principal balance was $2,500 with accrued interest of $161. The note maturity dates are February 28, 2012 and March 29, 2012, respectively.

On January 18, 2011, March 14, 2011, and June 23, 2011, and the Company received advances from a related party for $1,000, $1,500, and $2,000, respectively.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [REMOVED AND RESERVED].

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.

Description

2.1	Agreement and Plan of Reorganization, dated September 29, 2004 between Java Express, Inc. and K-Com Business Coaching Corp. (2)
3.1	Articles of Incorporation as amended (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (3)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

(1)

Filed with our initial Form 10SB Registration Statement on January 12, 2004.

(2)

Filed as Exhibit 2.0 to Form 8-K filed with the SEC on October 5, 2006.

(3)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVA EXPRESS, INC.

(Registrant)

Dated: August 15, 2011

By  /s/ Mark Burdge

Mark Burdge

President, Chief Executive Officer

Director

Dated: August 15, 2011

By   /s/ Del Higginson

Del Higginson

Chief Financial Officer, Treasurer

Secretary and Director

15