Form 10-Q
period 2011-09-30
JAVA EXPRESS INC
filed 2011-11-14
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

       .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes   X  . No      .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes   X  . No      .

The Registrant does not have a web site.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

As of November 11, 2011, the Registrant had 11,280,140 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

Balance Sheets	4

Statements of Operations for the Three and Six Months Ended September 30, 2011 and 2010 and for the period December 14, 2001 (Inception of Development Stage) to September 30, 2011	5

Statements of Cash Flows for the Six Months Ended September 30, 2011 and 2010 and for the period December 14, 2001 (Inception of Development Stage) to September 30, 2011	6

Notes to Financial Statements	7

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2011	2011
ASSETS	(unaudited)
Current Assets
Cash & Cash Equivalents	$290	$878
Total Current Assets	290	878

Total Assets	$290	$878

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts Payable	$485	$-
Advances from related parties	7,800	2,500
Notes Payable	3,250	3,250
Accrued Interest	291	161
Total Current Liabilities	11,826	5,911
Total Liabilities	11,826	5,911

STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001; 50,000,000 shares authorized; 11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,716	477,716
Deficit Accumulated During Development Stage	(500,532)	(494,029)
Total Stockholders' Equity	(11,536)	(5,033)

Total Liabilities and Stockholders' Equity	$290	$878

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2011 and 2010
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to September 30, 2011
(unaudited)
					Cumulative
					From
					Dec. 14, 2001
					(Inception of
	For the		For the		Development
	Three Months Ended		Six Months Ended		Stage) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$204,463
Cost of Revenue	-	-	-	-	45,400
Gross Profit	-	-	-	-	159,063

Expenses
General and administrative	1,832	1,307	6,373	4,778	460,838
Sales and marketing	-	-	-	-	153,821
Total Operating Expenses	1,832	1,307	6,373	4,778	614,659

Operating Loss	(1,832)	(1,307)	(6,373)	(4,778)	(455,596)

Other Income (Expense):
Interest expense	(65)	(26)	(130)	(31)	(36,971)
Gain on settlement of debt	-	-	-	-	6,000
Miscellaneous income	-	-	-	-	2,300
Loss on sale of investments	-	-	-	-	(23,019)
Gain on sale of equipment	-	-	-	-	6,754
Total Other Income (Expense)	(65)	(26)	(130)	(31)	(44,936)

Net Loss	$(1,897)	$(1,333)	$(6,503)	$(4,809)	$(500,532)

Loss Per Share Basic and Diluted
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding Basic and Diluted
	11,280,140	11,280,140	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2011 and 2010
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to September 30, 2011
(unaudited)
			Cumulative
			From
			Dec. 14, 2001
			(Inception of
			Development
	For the Six Months Ended		Stage) to
	September 30,		September 30,
	2011	2010	2011
Cash Flows From Operating Activities:
Net Loss	$(6,503)	$(4,809)	$(500,532)

Adjustments to reconcile net loss to net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock issued for interest on note	-	-	98
Gain on settlement of debt	-	-	(6,000)
Gain on sale of equipment	-	-	(6,754)
Loss on sale of investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in fixed assets	-	-	5,345
Increase (decrease) in accounts payable	485	(131)	484
Decrease in accounts payable-related party-services	-	-	6,000
Increase in accrued interest	130	31	36,054
Net Cash Used In Operating Activities:	(5,888)	(4,909)	(415,680)
Cash Flows From Investing Activities:
Cash acquired in acquisition	-	-	6,245
Proceeds from sale of equipment	-	-	13,045
Purchase of furniture and fixtures	-	-	(23,088)
Purchase of equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	208,566
Capital contributed by shareholder-cash	-	300	12,942
Proceeds from advances from related parties	5,300	-	7,800
Proceeds from note payable	-	750	247,208
Proceeds from notes payable-related party	-	2,500	2,500
Payment of note	-	-	(5,748)
Net Cash Provided By Financing Activities	5,300	3,550	473,268
Net (Decrease) Increase In Cash	(588)	(1,359)	290
Cash at Beginning of Period	878	2,961	-
Cash at the End of Period	$290	$1,602	$290

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-	$290
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Notes payable converted to common stock	$-	$-	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$-	$-	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

September 30, 2011

 (Unaudited)

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

On September 30, 2011, the Company had a net operating loss available for carry forward of $500,532.  The tax benefit of approximately $150,159 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward will begin to expire in 2021.

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

3.  NOTES PAYABLE

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note is payable within eighteen months. The note has a stated interest rate of 8% per annum. As of September 30, 2011 the principal balance was $750 with accrued interest of $80. The note maturity date is December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of September 30, 2011 the principal balance was $2,500 with accrued interest of $211. The note maturity dates are February 28, 2012 and March 29, 2012, respectively.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

September 30, 2011

 (Unaudited)

4.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of September 30, 2011, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of September 30, 2011 the principal balance was $2,500 with accrued interest of $211. The note maturity dates are February 28, 2012 and March 29, 2012, respectively.

On January 18, 2011, March 14, 2011, June 23, 2011 and July 6, 2011 the Company received advances from a related party for $1,000, $1,500, $2,000 and $3,300 respectively.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company.

5.  GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the six months ended September 30, 2011, of $6,503. Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of September 30, 2011:

Summary Balance Sheet as of September 30, 2011

Total Current Assets	$290
Total Assets	290
Total Current Liabilities	11,826
Total Liabilities	11,826
Accumulated Deficit	(500,532)
Total Stockholders’ Equity	$(11,536)

At September 30, 2011, our total current assets were $290 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $11,826 and consisted of accounts payable of $485, advances from related parties of $7,800, and notes payables aggregating $3,250 with accrued interest of $291.

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

Funding Through Convertible Notes, Conventional Notes, and Advances

Between 2004 and 2008, we consistently funded operations through loans from both related and non-related parties through various convertible notes.  As of our year ended March 31, 2008, all of the convertible notes entered into between 2004 and 2008 were paid.

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note is payable within eighteen months. The note has a stated interest rate of 8% per annum. As of September 30, 2011 the principal balance was $750 with accrued interest of $80. The note maturity date is December 3, 2012.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of September 30, 2011 the principal balance was $2,500 with accrued interest of $211. The note maturity dates are February 28, 2012 and March 29, 2012, respectively.

On January 18, 2011, March 14, 2011, June 23, 2011, and July 6, 2011 the Company received advances from a related party for $1,000, $1,500, and $2,000, and $3,300 respectively.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(1)Filed with our initial Form 10SB Registration Statement on January 12, 2004.

(2)Filed as Exhibit 2.0 to Form 8-K filed with the SEC on October 5, 2006.

(3)Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVA EXPRESS, INC.

(Registrant)

Dated:	November 11, 2011	By:	/s/ Mark Burdge
Mark Burdge, President, Chief Executive Officer Director

Dated:	November 11, 2011	By:	/s/ Del Higginson
Del Higginson, Chief Financial Officer, Treasurer Secretary and Director