Form 10-K
period 2012-03-31
JAVA EXPRESS INC
filed 2012-07-16
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X  .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. – 000-50547

JAVA EXPRESS, INC

(Name of Small Business Issuer in its Charter)

Nevada	88-0515333
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4626 North 300 West, Suite 365 Provo, Utah 84604

(Address of Principal Executive Offices)

(801) 691-5955

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       .  No   X  .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes       .  No   X  .

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes   X  .  No       .      (2) Yes   X  .  No       .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X  .  No       .  (The Registrant does not have a website.)

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X  .  No       .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of September 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was $2,751, based on 2,751,000 shares held by non-affiliates. Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share.

Outstanding Shares

As of June 19, 2012, the Registrant had 11,280,140 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

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

Description of Business

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

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Small or Reporting Company’s Competitive Position in the Industry and Methods of Competition

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

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations and produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard.  However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”   That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the our stockholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Number of Total Employees and Number of Full Time Employees

None.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

PART II

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

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

ITEM 4:  MINE SAFETY

None.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2012 and 2011.  These bid prices were obtained from the FINRA composite feed or other qualified interdealer quotation medium.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2012
April 1 through June 30, 2011	.16	.10
July 1 through September 30, 2011	.10	.10
October 1 through December 31, 2011	.11	.07
January 1 through March 31, 2012	.11	.11
March 31, 2011
April 1 through June 30, 2010	.17	.15
July 1 through September 30, 2010	.155	.07
October 1 through December 31, 2010	.10	.10
January 1 through March 31, 2011	.15	.10

Holders

We currently have 31 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities for the three fiscal years ended March 31, 2012.

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

Either :

(1)   No or nominal assets;

(2)   Assets consisting solely of cash and cash equivalents; or

(3)   Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the SEC.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended March 31, 2012, from the sale of registered securities.

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

ITEM 6:  SELECTED FINANCIAL DATA

The following chart summarizes our financial statements for the years ended March 31, 2012 and 2011 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report at Part II, Item 8, below.

	March 31, 2012	March 31, 2011
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$247	$878
Total assets	247	878
Total liabilities	15,831	5,911
Accumulated deficit	504,580	494,029
Total stockholders’ equity (deficit)	(15,584)	(5,033)
SUMMARY OF OPERATING RESULTS
Revenue	$-	$-
Net operating loss	(10,291)	(8,002)
Other expenses	260	161
Net loss	(10,551)	(8,163)
Net Loss per share	(0.00)	(0.00)

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  We spent approximately $8,431 on accounting, legal and filing fees during our fiscal year ended March 31, 2012, to comply with our SEC filing requirements; in the prior year, we spent about the same for legal, accounting and filing fees. We anticipate that expenses associated with our SEC filing requirements will be the same or more in the next 12 months, especially with the additional burden of XBRL filing requirements, which we began to comply with for our June 30, 2011, quarterly report; our XBRL requirements will cost us approximately $2,500 more during the next 12 months.. We have only $247 to satisfy all of our cash requirements for the coming year which is insufficient to fund our minimum operations.

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

Balance Sheet Information

The following information is a summary of our balance sheet as of March 31, 2012

Summary Balance Sheet as of March 31, 2012

Total Current Assets	$247
Total Assets	247
Total Liabilities	15,831
Accumulated Deficit	504,580
Total Stockholders’ Equity	$(15,584)

At March 31, 2012, our total current assets were $247 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $15,831 and consisted of notes payable and accrued interest, and advances.

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

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note was payable within eighteen months. The note has a stated interest rate of 8% per annum. As of March 31, 2012 the principal balance was $750 with accrued interest of $110. The note maturity date was December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of March 31, 2012 the principal balance was $2,500 with accrued interest of $311. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

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

Off-Balance Sheet Arrangements

None.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JAVA EXPRESS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012

TABLE OF CONTENTS

PAGE
Independent Auditor’s Report	14
Balance Sheets – March 31, 2012 and 2011	15
Statements of Operations for the Years Ended March 31, 2012 and 2011 and the Cumulative period of December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2012	16
Statement of Stockholders’ Equity Since December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2012	17
Statements of Cash Flows for the Years Ended March 31, 2012 and 2011 and the Cumulative Period of December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2012	18
Notes to Financial Statements - March 31, 2012	19-21

MADSEN & ASSOCIATES CPA's, Inc.	684 East Vine St, Suite 3
Certified Public Accountants	Murray, Utah 84107

To the Board of Directors and

Stockholders of Java Express, Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Java Express, Inc. (A Development Stage Company) (The Company) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2012, and for the period from December 14, 2001 (date of inception of Development Stage) to March 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Java Express, Inc. (a Development Stage Company) as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, and the period from December 14, 2001 (date of inception of Development Stage) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s Inc.

Murray, Utah

July 11, 2012

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2012	2011
ASSETS
Current Assets
Cash & Cash Equivalents	$247	$878
Total Current Assets	247	878

Total Assets	$247	$878

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts Payable	$1,860	$-
Advances from related parties	10,300	2,500
Notes Payable	750	750
Notes Payable – related party	2,500	2,500
Accrued Interest	421	161
Total Current Liabilities	15,831	5,911
Total Liabilities	15,831	5,911

STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001; 50,000,000 shares authorized; 11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,716	477,716
Deficit Accumulated During Development Stage	(504,580)	(494,029)
Total Stockholders' Equity	(15,584)	(5,033)

Total Liabilities and Stockholders' Equity	$247	$878

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2012 and 2011
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2012

			Cumulative
			From
			Dec. 14, 2001
			(Inception of
	For the		Development
	Years Ended		Stage) to
	March 31,		March 31,
	2012	2011	2012

Revenue	$-	$-	$204,463
Cost of Revenue	-	-	45,400
Gross Profit	-	-	159,063

Expenses
General and administrative	10,291	8,002	464,756
Sales and marketing	-	-	153,821
Total Operating Expenses	10,291	8,002	618,577

Operating Loss	(10,291)	(8,002)	(459,514)

Other Income (Expense):
Interest expense	(260)	(161)	(37,101)
Gain on settlement of debt	-	-	6,000
Miscellaneous income	-	-	2,300
Loss on sale of investments	-	-	(23,019)
Gain on sale of equipment	-	-	6,754
Total Other Income (Expense)	(260)	(161)	(45,066)

Net Loss	$(10,551)	$(8,163)	$(504,580)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
From December 14, 2001 (Inception date of
the Development Stage) to March 31, 2012
				Deficit
				Accumulated
				Since
				December 14,
				2001
			Additional	Inception of
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total
December 14, 2001 (inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	4,000,000	4,000	49,079	-	53,079
Net loss	-	-	-	(14,579)	(14,579)
Balance at March 31, 2002	4,000,000	4,000	49,079	(14,579)	38,500
Common stock issued for conversion of note	300,000	300	15,798	-	16,098
Common stock issued for cash	43,000	43	21,457	-	21,500
Capital contributed by shareholder	-	-	2,000	-	2,000
Net loss	-	-	-	(57,154)	(57,154)
Balance at March 31, 2003	4,343,000	4,343	88,334	(71,733)	20,944
Common stock issued for cash	158,000	158	78,829	-	78,987
Contributed capital	-	-	58	-	58
Net loss	-	-	-	(71,761)	(71,761)
Balance at March 31, 2004	4,501,000	4,501	167,221	(143,494)	28,228
Common stock issued for business acquisition	1,200,000	1,200	26,233	-	27,433
Contributed capital	-	-	4,446	-	4,446
Net loss	-	-	-	(168,842)	(168,842)
Balance at March 31, 2005	5,701,000	5,701	197,900	(312,336)	(108,735)
Contributed capital	-	-	937	-	937
Net loss	-	-	-	(58,160)	(58,160)
Balance at March 31, 2006	5,701,000	5,701	198,837	(370,496)	(165,958)
Contributed capital	-	-	3,202	-	3,202
Net loss	-	-	-	(69,191)	(69,191)
Balance at March 31, 2007	5,701,000	5,701	202,039	(439,687)	(231,947)
Common stock issued for conversion of note	4,479,140	4,479	219,478	-	223,957
Common stock issued for cash	1,100,000	1,100	53,900	-	55,000
Contributed capital	-	-	2,000	-	2,000
Net loss	-	-	-	(28,613)	(28,613)
Balance at March 31, 2008	11,280,140	11,280	477,417	(468,300)	20,397
Net loss	-	-	-	(9,295)	(9,295)
Balance at March 31, 2009	11,280,140	11,280	477,417	(477,595)	11,102
Net loss	-	-	-	(8,271)	(8,271)
Balance at March 31, 2010	11,280,140	11,280	477,417	(485,866)	2,831
Contributed capital	-	-	299	-	299
Net loss	-	-	-	(8,163)	(8,163)
Balance at March 31, 2011	11,280,140	11,280	477,716	(494,029)	(5,033)
Net loss	-	-	-	(10,551)	(10,551)
Balance at March 31, 2012	11,280,140	$ 11,280	$ 477,716	$ (504,580)	$ (15,584)

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2012 and 2011
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to March 31, 2012

			Cumulative
			From
			Dec. 14, 2001
			(Inception of
			Development
	For the Years Ended		Stage) to
	March 31,		March 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net Loss	$(10,551)	$(8,163)	$(504,580)
Adjustments to reconcile net loss to net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock issued for interest on note	-	-	98
Gain on settlement of debt	-	-	(6,000)
Gain on sale of equipment	-	-	(6,754)
Loss on sale of investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in fixed assets	-	-	5,345
Increase (decrease) in accounts payable	1,860	(130)	1,860
Decrease in accounts payable-related party-services	-	-	6,000
Increase in accrued interest	260	161	36,183
Net Cash Used In Operating Activities:	(8,431)	(8,132)	(418,223)
Cash Flows From Investing Activities:
Cash acquired in acquisition	-	-	6,245
Proceeds from sale of equipment	-	-	13,045
Purchase of furniture and fixtures	-	-	(23,088)
Purchase of equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	208,566
Capital contributed by shareholder-cash	-	299	12,942
Proceeds from advances from related parties	7,800	2,500	10,300
Proceeds from note payable	-	750	247,208
Proceeds from notes payable-related party	-	2,500	2,500
Payment of note	-	-	(5,748)
Net Cash Provided By Financing Activities	7,800	6,049	475,768
Net (Decrease) Increase In Cash	(631)	(2,083)	247
Cash at Beginning of Period	878	2,961	-
Cash at the End of Period	$247	$878	$247

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-	$290
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Notes payable converted to common stock	$-	$-	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$-	$-	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

On March 31, 2012, the Company had a net operating loss available for carry forward of $504,580.  The tax benefit of approximately $151,374 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward will begin to expire in 2022.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and does not expect that the adoption of the recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTES PAYABLE

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note was payable within eighteen months. The note has a stated interest rate of 8% per annum. As of March 31, 2012 the principal balance was $750 with accrued interest of $110. The note maturity date was December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of March 31, 2012 the principal balance was $2,500 with accrued interest of $311. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

4.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of March 31, 2012, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of March 31, 2012 the principal balance was $2,500 with accrued interest of $311. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

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

5.  GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the year ended March 31, 2012, of $10,551. Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2012 our internal control over financial reporting was effective.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Mark C. Burdge	55	Director	March 2008
		President and Chief Executive Officer
Del Higginson	57	Director	February 2009
		Secretary, Treasurer, Chief Financial Officer

Del Higginson began serving as a Director, and as Chief Financial Officer, Treasurer and Secretary on February 9, 2009.  Mark Burdge began serving as a director on March 11, 2008, when he acquired 49.7% of our outstanding shares. Mark Burdge was appointed to the positions of President and Chief Executive Officer on February 9, 2009.

Background and Business Experience

Mark Burdge is currently a director, President and Chief Executive Officer.  He is also a principal of Evergreen Clean Energy, LLC, a clean energy investment corporation.  Evergreen invests in clean energy power generation facilities. From 1994 through 2007, Mr. Burdge was President of Excel Graphics, a full service graphic arts company.  He developed the business from $1,000,000 annually to $23,000,000 annually in the first 10 years. Excel featured state of the art sheet-fed printing, heat-set web printing, folding carton manufacturing, direct mail, kitting and fulfillment. Excel ceased operations in 2007 due to increasing competition from China.  From 2002 to 2006, Mr. Burdge was president of Indigo Media, a publisher of custom niche market publications and producer of nation-wide point of purchase campaigns.  Indigo also owns and operates a state of the art digital print center for on-demand publishing of marketing collateral, including direct mail campaigns. In addition, from 2002 – 2006, Mr. Burdge was President of Indigo Creative, a full-service advertising agency. Indigo’s staff including professional graphic designers, photographers, marketing and creative services, studio engineering and marketing campaign management.  From 2004 through 2006, Mark Burdge was a partner in Rimports (USA) LLC.  Rimports negotiates manufacturing relationships between U.S. corporations and Pacific Rim manufacturing companies.  Rimports also manufactures and markets its own line of consumer products that are currently sold in Wal-Mart and other national retailers.

Del Higginson is 57 years and is retired. He currently serves as a director, Chief Financial Officer, Treasurer and Secretary. From 2004 – 2005, he was employed in the Motor Testing Lab of Raser Technologies, Inc of Provo, Utah, where he performed maintenance and equipment testing.  From 2001 - 2003, he worked for OTS - On Target System - of Highland Utah, where he designed and custom built specialty targets for customers, and handled sales, service and installations.  From 1995 -2001, he was employed by Action Target of Provo, Utah, where he performed service and installation of firearm shooting equipment for law enforcement and military throughout the United States.   Action Target merged with OTS in 2003.  Mr. Higginson studied at Utah Valley Trade Tech and Denver School of Plastic Design and Engineering.

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

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

None of our current executive officers received any compensation since they began their respective periods of service as detailed below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Mark Burdge	03/31/12	0	0	0	0	0	0	0	0
President,	03/31/11	0	0	0	0	0	0	0	0
Director,	03/31/10	0	0	0	0	0	0	0	0
CEO (1)

Del Higginson	03/31/12	0	0	0	0	0	0	0	0
Director,	03/31/11	0	0	0	0	0	0	0	0
Treasurer,	03/31/10	0	0	0	0	0	0	0	0
CFO (2)

(1) Mark Burdge did not begin serving as CEO and President until February 9, 2009

(2) Del Higginson did not begin serving as a Director, Treasurer and CFO until February 9, 2009

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.  Our directors received no compensation for service as directors for the year ended March 31, 2012.

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

Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)	Percentage of Class

Common	Globe Energy Technologies LLC (2)	5,606,700	49.70%
	5055 N. Edgewood Dr
	Provo, UT 84804

Common	Mark Sansom	1,010,000	8.95%
	4061 Power Circle
	Salt Lake City, UT 84124

Common	Kelly Trimble	1,912,440	16.95%
	4685 S. Highland Dr., #207
	Salt Lake City UT 84117

Common	David West	918,975	8.15%
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

Security Ownership of Management

The following table sets forth the ownership by each of directors and officers of any class of our voting securities as of the latest practicable date, June 19, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 11,280,140 shares of common stock outstanding at that date.

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Del Higginson	-0-	-0-
	11148 No. Sunflower Dr.
	Highland UT 84003
	Director, CFO, Secretary, Treasurer
Common
	Mark Burdge	5,606,700 (1)	49.70%
	5055 N. Edgewood Dr
	Provo, UT 84804
Common	Director, CEO, President

Common	Officers and Directors As a Group (2 persons)	5,606,700	49.70%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

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

All activities of Java Express are conducted by Mr. Mark Burdge, a director and chief executive officer, from his home or business office. Mr Burdge owns 49.7 % of our outstanding shares in the name of Globe Energy Technologies LLC of which he is a managing member. On March 11, 2008, Globe Energy Technologies, LLC (“Globe”) became a majority shareholder through the purchase of shares from Java, selling shareholders and the conversion of a note. Globe acquired 990,000 shares of our stock from Howard Abrams (then director, CEO and CFO) for $0.02 per share; acquired, compromised and converted a $143,700 convertible note into 3,516,700 common shares, and purchased 1,100,000 shares of our common stock in a private placement for $55,000. The transactions resulted in Globe Energy Technologies LLC owning 5,606,700 shares or 49.7% of our common stock. Mark Burdge became a director of Java Express on that same date. Globe has loaned the Company $2,500 as of March 31, 2012.

In addition, during our fiscal year ended March 31, 2012, 5% shareholders advanced $7.800 to Java Express. At March 31, 2012, advances from related parties totaled $10,300. As of March 31, 2012 the principal balance on the notes was $2,500 with accrued interest of $311.

Resolving Conflicts of Interest

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended March 31, 2012, and 2011:

Fee Category	2012	2011
Audit Fees	$5,855	$5,380
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$5,855	$5,380

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended March 31, 2012 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
2.1	Agreement and Plan of Reorganization, dated September 29, 2004 between Java Express, Inc. and K-Com Business Coaching Corp. (2)
3.1	Articles of Incorporation as amended (1)
3.2	Bylaws (1)
14.1	Code of Ethics (2)
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)  Filed with our initial Form 10SB Registration Statement on January 12, 2004.

(2)  Filed as Exhibit 2.0 to Form 8-K filed with the SEC on October 5, 2006.

(3)  Filed with our Form 10-KSB for March 31, 2004 on July 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVA EXPRESS, INC.

Date:	July 16, 2012	By:	/s/Mark Burdge
Mark Burdge
President, Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JAVA EXPRESS, INC.

Date:	July 16, 2012	By:	/s/Mark Burdge
Mark Burdge
President, Director
Principal Executive Officer

Date:	July 16, 2012	By:	/s/Del Higginson
Del Higginson
Chief Financial Officer, Treasurer and Secretary Director