Form 10-Q
period 2012-06-30
JAVA EXPRESS INC
filed 2012-08-10
CIK 1171838

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

Large accelerated filer .	Accelerated filed .	Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    X  .   No        .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

As of August 3, 2012, the Registrant had 11,280,140 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

December 31, 2011

Balance Sheets	4

Statements of Operations for the Three Months Ended June 30, 2012 and 2011 and for the period December 14, 2001 (Inception of Development Stage) to June 30, 2012	5

Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011 and for the period December 14, 2001 (Inception of Development Stage) to June 30, 2012	6

Notes to Financial Statements	7

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2012	2012
ASSETS	(unaudited)
Current Assets
Cash & Cash Equivalents	$207	$247
Total Current Assets	207	247

Total Assets	$207	$247

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts Payable	$385	$1,860
Advances from related parties	15,250	10,300
Notes Payable	750	750
Notes Payable - related party	2,500	2,500
Accrued Interest	486	421
Total Current Liabilities	19,371	15,831
Total Liabilities	19,371	15,831

STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001; 50,000,000 shares authorized; 11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,716	477,716
Deficit Accumulated During Development Stage	(508,160)	(504,580)
Total Stockholders' Equity	(19,164)	(15,584)

Total Liabilities and Stockholders' Equity	$207	$247

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012 and 2011
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to June 30, 2012
(unaudited)
			Cumulative
			From
			Dec. 14, 2001
			(Inception of
	For the		Development
	Three Months Ended		Stage) to
	June 30,		June 30,
	2012	2011	2012

Revenue	$-	$-	$204,463
Cost of Revenue	-	-	45,400
Gross Profit	-	-	159,063

Expenses
General and administrative	3,515	4,541	468,271
Sales and marketing	-	-	153,821
Total Operating Expenses	3,515	4,541	622,092

Operating Loss	(3,515)	(4,541)	(463,029)

Other Income (Expense):
Interest expense	(65)	(65)	(37,166)
Gain on settlement of debt	-	-	6,000
Miscellaneous income	-	-	2,300
Loss on sale of investments	-	-	(23,019)
Gain on sale of equipment	-	-	6,754
Total Other Income (Expense)	(65)	(65)	(45,131)

Net Loss	$(3,580)	$(4,606)	$(508,160)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2012 and 2011
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to June 30, 2012
(unaudited)
			Cumulative
			From
			Dec. 14, 2001
			(Inception of
			Development
	For the Three Months Ended		Stage) to
	June 30,		June 30,
	2012	2011	2012
Cash Flows From Operating Activities:
Net Loss	$(3,580)	$(4,606)	$(508,160)
Adjustments to reconcile net loss to net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock issued for interest on note	-	-	98
Gain on settlement of debt	-	-	(6,000)
Gain on sale of equipment	-	-	(6,754)
Loss on sale of investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Decrease in fixed assets	-	-	5,345
Increase (decrease) in accounts payable	(1,475)	3,990	385
Decrease in accounts payable-related party-services	-	-	6,000
Increase in accrued interest	65	65	36,248
Net Cash Used In Operating Activities:	(4,990)	(551)	(423,213)
Cash Flows From Investing Activities:
Cash acquired in acquisition	-	-	6,245
Proceeds from sale of equipment	-	-	13,045
Purchase of furniture and fixtures	-	-	(23,088)
Purchase of equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(57,298)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	208,566
Capital contributed by shareholder-cash	-	-	12,942
Proceeds from advances from related parties	4,950	2,000	15,250
Proceeds from note payable	-	-	247,208
Proceeds from notes payable-related party	-	-	2,500
Payment of note	-	-	(5,748)
Net Cash Provided By Financing Activities	4,950	2,000	480,718
Net (Decrease) Increase In Cash	(40)	1,449	207
Cash at Beginning of Period	247	878	-
Cash at the End of Period	$207	$2,327	$207

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-	$290
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Notes payable converted to common stock	$-	$-	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$-	$-	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

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

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On June 30, 2012, the Company had a net operating loss available for carry forward of $508,160.  The tax benefit of approximately $152,448 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward will begin to expire in 2022.

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

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

3.  NOTES PAYABLE

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note was payable within eighteen months. The note has a stated interest rate of 8% per annum. As of June 30, 2012 the principal balance was $750 with accrued interest of $125. The note maturity date was December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of June 30, 2012 the principal balance was $2,500 with accrued interest of $361. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

4.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of June 30, 2012, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of June 30, 2012 the principal balance was $2,500 with accrued interest of $361. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

On January 18, 2011, March 14, 2011, June 23, 2011, July 6, 2011, November 2, 2011, May 2, 2012 and April 1, 2012 the Company received advances from a related party for $1,000, $1,500, $2,000, $3,300, $2,500, $4,500 and $450, respectively.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company.

5.  GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the period ended June 30, 2012, of $3,580. Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange Commission (the “SEC”) filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  We spent approximately $10,300 on accounting, legal and filing fees during our fiscal year ended March 31, 2012, to comply with our SEC filing requirements; in the prior year, we spent about $8,000 for legal, accounting and filing fees. We anticipate that expenses associated with our SEC filing requirements will be the same or more in the next 12 months, especially with the additional burden of XBRL filing requirements, which we began to comply with on our June 30, 2011, quarterly report; our XBRL requirements will cost us approximately $3,500 more during the next 12 months. At the end of June 30, 2012, we have $207 to satisfy all of our cash requirements for the coming year which is insufficient to fund our minimum operations.

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

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of June 30, 2012:

Summary Balance Sheet as of December 31, 2011

Total Current Assets	$207
Total Assets	207
Total Current Liabilities	19,371
Total Liabilities	19,371
Accumulated Deficit	(508,160)
Total Stockholders’ Equity	$(19,164)

At June 30, 2012, our total current assets were $207 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $19,371 and consisted of accounts payable of $385, advances from related parties of $15,250, and notes payables aggregating $3,250 with accrued interest of $486.

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

Funding Through Promissory Notes, and Advances

Between 2004 and 2008, we consistently funded operations through loans from both related and non-related parties through various convertible notes.  As of our year ended March 31, 2008, all of the convertible notes entered into between 2004 and 2008 were paid.

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note is payable within eighteen months. The note has a stated interest rate of 8% per annum. As of June 30, 2012 the principal balance was $750 with accrued interest of $125. The note maturity date was December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of June 30, 2012 the principal balance was $2,500 with accrued interest of $361. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

On January 18, 2011, March 14, 2011, June 23, 2011, July 6, 2011, November 2, 2011, May 2, 2012, and April 1, 2012, the Company received advances from a related party for $1,000, $1,500, $2,000, $3,300, and $2,500, $4,500, and $450, respectively.

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

Item 4.  Mine Safety

None

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

JAVA EXPRESS, INC.

(Registrant)

Dated:	August 10, 2012	By:	/s/ Mark Burdge
Mark Burdge, President, Chief Executive Officer Director

Dated:	August 10, 2012	By:	/s/ Del Higginson
Del Higginson, Chief Financial Officer, Treasurer Secretary and Director