Form 10-Q
period 2012-09-30
JAVA EXPRESS INC
filed 2012-11-09
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: September 30, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

JAVA EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-50547	88-0515333
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

4626 North 300 West, Suite 375

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

As of November 7, 2012, the Registrant had 11,280,140 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.  Controls and Procedures

12

PART II – OTHER INFORMATION

13

Item 1.  Legal Proceedings.

13

Item 1A.  Risk Factors

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

13

Item 3.  Defaults Upon Senior Securities

13

Item 4.  Mine Safety Regulations

13

Item 5.  Other Information.

13

Item 6.  Exhibits.

13

SIGNATURES

14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

September 30, 2012

Balance Sheets	4

Statements of Operations for the Three and Six Month Periods Ended September 30, 2012 and 2011 and for the period December 14, 2001 (Inception of Development Stage) to September 30, 2012	5

Statements of Cash Flows for the Six Month Periods Ended September 30, 2012 and 2011 and for the period December 14, 2001 (Inception of Development Stage) to September 30, 2012	6

Notes to Financial Statements	7

JAVA EXPRESS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2012	2012
ASSETS	(unaudited)
Current Assets
Cash & Cash Equivalents	$1,338	$247
Total Current Assets	1,338	247

Total Assets	$1,338	$247

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts Payable	$635	$1,860
Advances from related parties	20,050	10,300
Notes Payable	750	750
Notes Payable - related party	2,500	2,500
Accrued Interest	551	421
Total Current Liabilities	24,486	15,831
Total Liabilities	24,486	15,831

STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001; 50,000,000 shares authorized; 11,280,140 shares issued and outstanding	11,280	11,280
Additional Paid-In Capital	477,716	477,716
Deficit Accumulated During Development Stage	(512,144)	(504,580)
Total Stockholders' Equity	(23,148)	(15,584)

Total Liabilities and Stockholders' Equity	$1,338	$247

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended September 30, 2012 and 2011
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to September 30, 2012
(unaudited)
					Cumulative
					From
					Dec. 14, 2001
					(Inception of
	For the		For the		Development
	Three Months Ended		Six Months Ended		Stage) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$204,463
Cost of Revenue	-	-	-	-	45,400
Gross Profit	-	-	-	-	159,063

Expenses
General and administrative	3,919	1,832	7,434	6,373	472,190
Sales and marketing	-	-	-	-	153,821
Total Operating Expenses	3,919	1,832	7,434	6,373	626,011

Operating Loss	(3,919)	(1,832)	(7,434)	(6,373)	(466,948)

Other Income (Expense):
Interest expense	(65)	(65)	(130)	(130)	(37,231)
Gain on settlement of debt	-	-	-	-	6,000
Miscellaneous income	-	-	-	-	2,300
Loss on sale of investments	-	-	-	-	(23,019)
Gain on sale of equipment	-	-	-	-	6,754
Total Other Income (Expense)	(65)	(65)	(130)	(130)	(45,196)

Net Loss	$(3,984)	$(1,897)	$(7,564)	$(6,503)	$(512,144)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	11,280,140	11,280,140	11,280,140	11,280,140

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended September 30, 2012 and 2011
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to September 30, 2012
(unaudited)
			Cumulative
			From
			Dec. 14, 2001
			(Inception of
			Development
	For the Six Months Ended		Stage) to
	September 30,		September 30,
	2012	2011	2012
Cash Flows From Operating Activities:
Net Loss	$(7,564)	$(6,503)	$(512,144)
Adjustments to reconcile net loss to net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock issued for interest on note	-	-	98
Gain on settlement of debt	-	-	(6,000)
Gain on sale of equipment	-	-	(6,754)
Loss on sale of investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	(1,225)	485	635
Decrease in accounts payable-related party-services	-	-	6,000
Increase in accrued interest	130	130	36,313
Net Cash Used In Operating Activities:	(8,659)	(5,888)	(432,227)
Cash Flows From Investing Activities:
Cash acquired in acquisition	-	-	6,245
Proceeds from sale of equipment	-	-	18,390
Purchase of furniture and fixtures	-	-	(23,088)
Purchase of equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(51,953)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	208,566
Capital contributed by shareholder-cash	-	-	12,942
Proceeds from advances from related parties	9,750	5,300	20,050
Proceeds from note payable	-	-	247,208
Proceeds from notes payable-related party	-	-	2,500
Payment of note	-	-	(5,748)
Net Cash Provided By Financing Activities	9,750	5,300	485,518
Net (Decrease) Increase In Cash	1,091	(588)	1,338
Cash at Beginning of Period	247	878	-
Cash at the End of Period	$1,338	$290	$1,338

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-	$290
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Notes payable converted to common stock	$-	$-	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$-	$-	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these financial statements.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

Basis of Presentation

The interim financial statements for the three and six months ended September 30, 2012 and 2011 are unaudited. These financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America.

The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended March 31, 2012, filed with the SEC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company has no diluted shares outstanding.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

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

On September 30, 2012, the Company had a net operating loss available for carry forward of $512,144.  The tax benefit of approximately $153,643 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward will begin to expire in 2022.

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

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

3.  NOTES PAYABLE

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note was payable within eighteen months. The note has a stated interest rate of 8% per annum. As of September 30, 2012, the principal balance was $750 with accrued interest of $140. The note maturity date was December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of September 30, 2012, the principal balance was $2,500 with accrued interest of $411. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

4.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of September 30, 2012, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of September 30, 2012, the principal balance was $2,500 with accrued interest of $411. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

On January 18, 2011, March 14, 2011, June 23, 2011, July 6, 2011, November 2, 2011, May 2, 2012, April 1, 2012 and August 3,2012 the Company received advances from a related party for $1,000, $1,500, $2,000, $3,300, $2,500, $4,500, $450 and $4,800, respectively. These advances are non-interest bearing and payable on demand.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a former director and executive officer of the Company, who resigned from all positions with the Company on October 16, 2012.

5.  GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the period ended September 30, 2012, of $7,564. Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of September 30, 2012:

Summary Balance Sheet as of September 30, 2012

Total Current Assets	$1,338
Total Assets	1,338
Total Current Liabilities	24,486
Total Liabilities	24,486
Accumulated Deficit	(512,144)
Total Stockholders’ Equity	$(23,148)

At September 30, 2012, our total current assets were $1,338 and consisted of cash and cash equivalents; we had no fixed assets. Liabilities at that date totaled $24,486 and consisted of accounts payable of $635, advances from related parties of $20,050, and notes payables aggregating $3,250 with accrued interest of $551.

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

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note is payable within eighteen months. The note has a stated interest rate of 8% per annum. As of September 30, 2012 the principal balance was $750 with accrued interest of $142. The note maturity date was December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of June 30, 2012 the principal balance was $2,500 with accrued interest of $409. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

Since January 18, 2011, the Company has received advances from a related party totaling $20,050.

Funding through Private Placement

On March 11, 2008, we authorized the private offering of a maximum of 1,100,000 shares of our common stock that are “restricted securities.” These shares were sold to Globe Energy Technologies LLC at $0.05 per share, for proceeds of $55,000. No commissions were paid. Globe Energy Technologies, LLC, is now a 49.7% shareholder and is controlled by Mark Burdge, a former director and executive officer of the Company. A $25,000 debt to our previous former President was satisfied for $19,000 with these funds, as well as a $5,458 convertible note.  The balance of the proceeds were held in escrow and used to pay legal fees associated with the offering of $5,000 and as working capital.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report, no unregistered securities were sold; and no proceeds from the sale of registered securities were received.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

On or about October 15, 2012, the Company informed Madsen & Associates CPAs, Inc. of their dismissal as the Company’s independent registered public accounting firm.  Sadler, Gibb & Associates, L.L.C. was engaged as our current independent registered public accounting firm on or about the same date.

On or about October 16, 2012, Mark C. Burdge resigned as the President, Chief Executive Officer, and a director of the Company. Pursuant to the Unanimous Written Consent of the Board of Directors, Jonathan Craig Moffitt was elected to service on the Board of Directors and to the positions of President and Chief Executive Officer, to fill the vacancies created by the resignations of Mr. Burdge. There were no disagreements between Mr. Burdge and the Company related to his resignations or otherwise.

Additional information regarding these matters can be found in the Company’s 8-KA Current Report dated October 15, 2012, and filed with the Securities and Exchange Commission on October 18, 2012.

Item 6.  Exhibits

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

JAVA EXPRESS, INC.

(Registrant)

Dated:	November 9, 2012	By:	/s/ Jonathan Moffitt
Jonathan Moffitt, President, Chief Executive Officer Director

Dated:	November 9, 2012	By:	/s/ Del Higginson
Del Higginson, Chief Financial Officer, Treasurer Secretary and Director

14