Form 10-Q/A
period 2012-09-30
JAVA EXPRESS INC
filed 2012-11-13
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Java Express, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012, (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

No.	Description
2.1	Agreement and Plan of Reorganization, dated September 29, 2004 between Java Express, Inc. and K-Com Business Coaching Corp. (2)
3.1	Articles of Incorporation as amended (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (3)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema Document (4)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)
101.LAB	XBRL Taxonomy Label Linkbase Document. (4)
101.PRE	XBRL Taxonomy Presentation Linkbase Document. (4)

(1)Filed with our initial Form 10SB Registration Statement on January 12, 2004.

(2)Filed as Exhibit 2.0 to Form 8-K filed with the SEC on October 5, 2006.

(3)Filed with our Form 10-Q for the period ended September 30, 2012 with the SEC on November 9, 2012

(4)Filed herewith.

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

3