Form 10-Q
period 2012-12-31
JAVA EXPRESS INC
filed 2013-02-14
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

As of February 12, 2013, the Registrant had 3,760,072 shares of common stock outstanding.

UNAUDITED FINANCIAL STATEMENTS

December 31, 2012

Condensed Balance Sheets	4

Condensed Statements of Operations for the Three and Nine Month Periods Ended December 31, 2012 and 2011 and for the period December 14, 2001 (Inception of Development Stage) to December 31, 2012	5

Condensed Statements of Cash Flows for the Nine Month Periods Ended December 31, 2012 and 2011 and for the period December 14, 2001 (Inception of Development Stage) to December 31, 2012	6

Notes to Condensed Financial Statements	7

JAVA EXPRESS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash & Cash Equivalents	$356	$247
Total Current Assets	356	247

Total Assets	$356	$247

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$11,551	$1,860
Advances	4,000	-
Advances from related parties	20,050	10,300
Notes Payable	750	750
Notes Payable - related party	2,500	2,500
Accrued Interest	616	421
Total Current Liabilities	39,467	15,831
Total Liabilities	39,467	15,831

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001; 500,000,000 shares authorized; 3,760,072 shares issued and outstanding	3,760	3,760
Additional Paid-In Capital	485,236	485,236
Deficit Accumulated During Development Stage	(528,107)	(504,580)
Total Stockholders' Equity (Deficit)	(39,111)	(15,584)

Total Liabilities and Stockholders' Equity (Deficit)	$356	$247

The accompanying notes are an integral part of these condensed financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended December 31, 2012 and 2011
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to December 31, 2012
(Unaudited)
					Cumulative
					From
					Dec. 14, 2001
					(Inception of
	For the		For the		Development
	Three Months Ended		Nine Months Ended		Stage) to
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$204,463
Cost of Revenue	-	-	-	-	45,400
Gross Profit	-	-	-	-	159,063

Expenses
General and administrative	15,898	2,152	23,332	8,525	488,088
Sales and marketing	-	-	-	-	153,821
Total Operating Expenses	15,898	2,152	23,332	8,525	641,909

Operating Loss	(15,898)	(2,152)	(23,332)	(8,525)	(482,846)

Other Income (Expense):
Interest expense	(65)	(65)	(195)	(195)	(37,296)
Gain on settlement of debt	-	-	-	-	6,000
Miscellaneous income	-	-	-	-	2,300
Loss on sale of investments	-	-	-	-	(23,019)
Gain on sale of equipment	-	-	-	-	6,754
Total Other Income (Expense)	(65)	(65)	(195)	(195)	(45,261)

Net Loss	$(15,963)	$(2,217)	$(23,527)	$(8,720)	$(528,107)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	3,760,000	3,760,000	3,760,000	3,760,000

The accompanying notes are an integral part of these condensed financial statements.

JAVA EXPRESS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended December 31, 2012 and 2011
and the Cumulative Period from December 14, 2001 (Date of Inception of the Development Stage) to December 31, 2012
(Unaudited)
			Cumulative
			From
			Dec. 14, 2001
			(Inception of
			Development
	For the Nine Months Ended		Stage) to
	December 31,		December 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net Loss	$(23,527)	$(8,720)	$(528,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Cash Used In Operating Activities:
Depreciation	-	-	26,606
Stock issued for interest on note	-	-	98
Gain on settlement of debt	-	-	(6,000)
Gain on sale of equipment	-	-	(6,754)
Loss on sale of investments	-	-	23,019
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	9,691	710	11,551
Decrease in accounts payable-related party-services	-	-	6,000
Increase in accrued interest	195	195	36,378
Net Cash Used In Operating Activities:	(13,641)	(7,815)	(437,209)
Cash Flows From Investing Activities:
Cash acquired in acquisition	-	-	6,245
Proceeds from sale of equipment	-	-	18,390
Purchase of furniture and fixtures	-	-	(23,088)
Purchase of equipment	-	-	(53,500)
Net Cash Used In Investing Activities:	-	-	(51,953)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	208,566
Capital contributed by shareholder-cash	-	-	12,942
Proceeds from advances	4,000	-	4,000
Proceeds from advances from related parties	9,750	7,800	20,050
Proceeds from note payable	-	-	247,208
Proceeds from notes payable-related party	-	-	2,500
Payment of note	-	-	(5,748)
Net Cash Provided By Financing Activities	13,750	7,800	489,518
Net (Decrease) Increase In Cash	109	(15)	356
Cash at Beginning of Period	247	878	-
Cash at the End of Period	$356	$863	$356

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-	$290
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Notes payable converted to common stock	$-	$-	$240,055
Stock issued in acquisition	$-	$-	$27,433
Fixed assets exchanged for services	$-	$-	$5,345
Fixed assets exchanged for investments	$-	$-	$51,597
Fixed assets exchanged for payment of notes	$-	$-	$22,935
Investments exchanged for notes	$-	$-	$6,860

The accompanying notes are an integral part of these condensed financial statements.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization

The Company was incorporated under the laws of the State of Nevada on December 14, 2001, with authorized 50,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. On November 14, 2012, the Company and its Board of Directors increased the authorized common shares from 50,000,000 shares to 500,000,000 shares. There are no shares of the preferred stock issued and outstanding and the terms have not been defined. The Company’s fiscal year end is March 31.  Since December 14, 2001, the Company has been in the development stage. Initially, the Company developed a “turn key” retail coffee kiosk design with the intention of operating retail kiosk(s) in the Las Vegas, Nevada area, and elsewhere. Although the Company began marketing the concept, it was determined that this venture would not be successful the Company sought other business opportunities. In September, 2004, the Company entered into business coaching through the acquisition of K-Com Business Coaching Corp. The Company operated this business until January 30, 2006. There have been no operations since that time.

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

Basis of Presentation

The interim financial statements for the three and nine months ended December 31, 2012 and 2011 are unaudited. These financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America.

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

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company has no dilutive shares outstanding.

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

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

3.  NOTES PAYABLE

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note was payable within eighteen months. The note has a stated interest rate of 8% per annum. As of December 31, 2012 the principal balance was $750 with accrued interest of $155. The note maturity date was December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of December 31, 2012 the principal balance was $2,500 with accrued interest of $461. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

4.  ADVANCES

On December 5, 2012, the Company received an advance from a non-related party for $4,000. The advance is non-interest bearing and has no maturity date.

On January 18, 2011, March 14, 2011, June 23, 2011, July 6, 2011, November 2, 2011, May 2, 2012, April 1, 2012 and August 3,2012 the Company received advances from a related party for $1,000, $1,500, $2,000, $3,300, $2,500, $4,500, $450 and $4,800, respectively. These advances are non-interest bearing and have no maturity dates.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

As of December 31, 2012, all activities of the Company were conducted by the principal corporate officer from either his home or business office.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of December 31, 2012 the principal balance was $2,500 with accrued interest of $461. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

On January 18, 2011, March 14, 2011, June 23, 2011, July 6, 2011, November 2, 2011, May 2, 2012, April 1, 2012 and August 3, 2012 the Company received advances from a related party for $1,000, $1,500, $2,000, $3,300, $2,500, $4,500, $450 and $4,800, respectively.

During the year ended March 31, 2008, Globe Energy Technologies, LLC became a majority shareholder (49.7%) of the Company through its purchase of shares from the Company, certain selling shareholders and conversion of a promissory note. Globe Energy Technologies, LLC’s Managing Member is Mark Burdge, a director of the Company.

6.  COMMON STOCK

On November 14, 2012, the Company and its Board of Directors increased the authorized common shares from 50,000,000 shares to 500,000,000 shares.  Furthermore, the Company authorized a 1 for 3 reverse stock split of its issued and outstanding common shares.  The effect of the reverse stock split decreased the number of issued and outstanding common shares from 11,280,140 common shares to 3,760,072 common shares. The effects of the reverse stock split have been applied retroactively since the Company’s date of inception.

JAVA EXPRESS, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

7.  GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the period ended December 31, 2012, of $23,527. Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange Commission (the “SEC”) filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  We spent approximately $10,300 on accounting, legal and filing fees during our fiscal year ended March 31, 2012, to comply with our SEC filing requirements; in the prior year, we spent about $8,000 for legal, accounting and filing fees. We anticipate that expenses associated with our SEC filing requirements will be the same or more in the next 12 months, especially with the additional burden of XBRL filing requirements, which we began to comply with on our June 30, 2011, quarterly report; our XBRL requirements will cost us approximately $3,500 more during the next 12 months. At the end of December 31, 2012, we have $356 to satisfy all of our cash requirements for the coming year which is insufficient to fund our minimum operations.

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

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of December 31, 2012:

Summary Balance Sheet as of December 31, 2012

Total Current Assets	$356
Total Assets	356
Total Current Liabilities	39,467
Total Liabilities	39,467
Accumulated Deficit	(528,107)
Total Stockholders’ Equity (Deficit)	$(39,111)

At December 31, 2012, our total current assets were $356 and consisted of cash and cash equivalents; we had no fixed assets.  Liabilities at that date totaled $39,467 and consisted of accounts payable of $11,551, advances from related parties of $20,050, and notes payables aggregating $3,250 with accrued interest of $616.

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

On June 3, 2010, the Company entered into a promissory note agreement for $750. The note is payable within eighteen months. The note has a stated interest rate of 8% per annum. As of December 31, 2012 the principal balance was $750 with accrued interest of $155. The note maturity date was December 3, 2011.

On August 30, 2010 and September 29, 2010, the Company entered into promissory note agreements with a related party for $1,500 and $1,000, respectively. The notes have a stated interest rate of 8% per annum. As of December 31, 2012 the principal balance was $2,500 with accrued interest of $461. The note maturity dates were February 28, 2012 and March 29, 2012, respectively.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6.  Exhibits

No.	Description
2.1	Agreement and Plan of Reorganization, dated September 29, 2004 between Java Express, Inc. and K-Com Business Coaching Corp. (2)
3.1	Articles of Incorporation as amended (1)
3.2	Bylaws (1)
20.1	Form 8-K - Current Report filed on or about November 12, 2012 regarding the reverse split of our outstanding common stock on a basis of one for three (3)
20.2	Form 8-K - Current Report filed on or about November 12, 2012 regarding the CUSIP change in accordance with the reverse split of our outstanding common stock (3)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (3)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

Item 6.  Exhibits (continued)

No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

(1)Filed with our initial Form 10SB Registration Statement on January 12, 2004.

(2)Filed as Exhibit 2.0 to Form 8-K filed with the SEC on October 5, 2006.

(3)Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVA EXPRESS, INC.

(Registrant)

Dated:	February 12, 2013	By:	/s/ Jonathan Moffitt
Jonathan Moffitt, President, Chief Executive Officer Director

Dated:	February 12, 2013	By:	/s/ Del Higginson
Del Higginson, Chief Financial Officer, Treasurer Secretary and Director