Form 10-K
period 2013-03-31
Sundance Strategies, Inc.
filed 2013-07-16
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2013

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50547

SUNDANCE STRATEGIES, INC.

(Exact Name of Registrant as specified in its Charter)

Nevada	88-0515333
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4626 North 300 West, Suite No. 365

Provo, Utah 84604

 (Address of Principal Executive Offices)

(801) 705-8968

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $9,981,689, based on 12,963,229 shares being held by non-affiliates and the bid closing price for the Registrant’s common stock on the OTCBB as of September 30, 2012, the end of the Registrant’s second fiscal quarter, being $0.77 per share, though there was no “established trading market for such shares on that date (these computations assume the closing of the Merger with ANEW LIFE, INC., a Utah corporation, which is described below, as of the end of such quarter).

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of June 30, 2013, the Registrant had 40,797,441shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “Sundance,” the “Company,” “we,” “us,” “our” and words of similar import refer to Sundance Strategies, Inc., a Nevada corporation and its subsidiary, ANEW LIFE, a Utah corporation (“ANEW LIFE”), unless the context requires otherwise.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

•

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.  We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 1.  BUSINESS

Business

We were organized under the laws of the State of Nevada on December 14, 2001, for the purpose of selling coffee and other related items to the general public from retail coffee shop locations.  These endeavors ceased in 2006, and we had no material business operations from 2006, until our acquisition of ANEW LIFE.

Business Development

Business Developments Subsequent to our fiscal year ended March 31, 2013

Effective June 7, 2013, we entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“DMF”).  The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies having a face amount of approximately $284,270,924 (the “NIBs”), among other assets, and provided for the conversion of the NIBs into “Qualified NIBS” having a face amount of $400,000,000, with “Qualified NIBs meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality protection insurance coverage (“MPIC”) as discussed below.  The additional assets that were conveyed to us were additional consideration to ensure that our cash advances required of us on the anticipated receipt of Qualified NIBs would be secured.  The purchase price of the assets was $20,000,000, $8,000,000 in cash and $12,000,000 represented by a promissory note or notes, to be executed and delivered on a pro rata portion of the $12,000,000, based upon the percentage of Qualified NIBs as provided.  In the event DMF is unable to provide the Qualified NIBs by December 31, 2013, we will have the option of selling any of the assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA.  For additional information about the Del Mar ATA, please see our Current Report on Form 8-K dated June 7, 2013, and filed with the Securities and Exchange Commission (the “SEC”) on June 20, 2013.  See Part IV, Item 15.

Effective April 17, 2013, we changed our name to “Sundance Strategies, Inc.”  See our 8-K Current Report dated April 17, 2013, and filed with the SEC on such date.  See Part IV, Item 15.

Business Developments during the Fiscal Year Ended March 31, 2013

On March 29, 2013, we, through our newly formed and wholly-owned subsidiary, Anew Acquisition Corp., a Utah corporation (“Merger Subsidiary”), acquired ANEW LIFE under an Agreement and Plan of Merger (respectively, the “Merger Agreement” and the “Merger”).  We issued 37,037,369 shares of our common stock under the Merger, resulting in our then having 40,797,441 post-Merger outstanding shares of common stock.  We succeeded to the business operations of ANEW LIFE.  The Merger resulted in a change in control of the Company, which had been a “shell company” prior to the Merger.  For additional information, please see our Current Report on Form 8-K dated March 29, 2013, and filed with the SEC on April 5, 2013, along with our 8-KA Current Reports of the same date and respectively filed with the SEC on May 24, 2013, and July 12, 2013.  See Part IV, Item 15.

Description of Our Business

We are in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts, often referred to as the “life settlements market.”  It is our intent to acquire interests in life settlements in which the insured is 75 years or older.  We have established initial guidelines for purchasing such interests in early February, 2013, prior to our first acquisition of any such interests, that include: (a) all interests relate to universal life insurance policies; (b) all policies have qualified for financing that will cover at least four years of premiums following the date we acquire our interest; (c) all policies have qualified for MPIC (defined below); and (d) based upon the life expectancy reports from at least two industry respected life expectancy companies, upon the death of the underlying insured, the projected proceeds, payable on the related life insurance policy, will exceed the cost and other amounts required to repay all creditors secured by such life insurance policy. Until such time as we have hired an in-house pricing and analytics team, we rely on a combination of (a) the servicing and policy approval processes of the financing entities and MPIC Provider (as defined below); (b) the services and diligence conducted by the policy service provider ([“Servicer”] as discussed in more detail below) on behalf of the financing entities, MPIC Provider or Sundance; (c) the legal review by our general counsel; (d) the due diligence of the parties from whom we acquire these interests; and (e) our structuring consultant referenced below.  As our experience and personnel grow, we will continue to bolster the guidelines and broaden the scope of our acquisitions.  Our objective is to acquire interests in life insurance policies and products that will produce returns in excess of the costs to purchase, finance, service and insure those policies to their maturity.  While we intend to hold a variety of life insurance based products, during our first six to 12 months of operation, we will be primarily focused on purchasing net insurance benefits comprising the net beneficial ownership of such life insurance policies or “NIBs,” as described below.  It is our intention to hold these life insurance policies and products to maturity.  We are a development stage company and currently only own one insurance product, comprising 100% of the net beneficial ownership interest in a portfolio of life insurance policies, which is discussed below.  When policy payments are received at maturity, the funds will be used to pay (1) outstanding Senior Loans associated with the policy; (2) repayments under the MPIC, if any; and (3) costs and expenses.  The net insurance benefits will be paid to the policy owner, which will retain a small percentage of the death benefits when a policy matures.  The policy owner will pay such net insurance benefits to the Company, which, in accordance with the NIB agreements, is paid from an escrow by a U.S. bank, leaving only a small fraction of such benefits with the policy owner, amounting to about 1% of the net proceeds.  Because we receive the majority of the net insurance benefits, we refer to the Company’s NIBs as representing the net beneficial ownership of the life insurance policies (i.e. substantially all of the beneficial interest in the life insurance policies are paid to the Company after the repayment of outstanding obligations).

From our inception on January 31, 2013, and as of the period ended March 31, 2013, we had no revenues and incurred a net loss of $104,651.  Our current monthly expenses are estimated at approximately $75,000 to $100,000, and we had approximately $400,000 in cash on hand at July 1, 2013.  We believe that we will need to raise approximately $10,000,000 to $15,000,000 in additional funds through equity or debt financing to continue our business model and to effectively compete in the life settlement industry, though no assurance can be given that we will be successful in these efforts.  Our monthly expenses are between approximately $75,000 and $100,000, which includes salaries of our employees, general and administrative expenses and estimated legal and accounting expenses.  We are working on raising additional funds through debt and equity issuance.

NIBs represent an indirect or the beneficial ownership interest in a portfolio of individual universal life policies (the “Policies”), and with respect to these Policies, the net interest in the related death benefits payable on the Policies after the repayment of debt and other costs associated with the Policies.  The NIBs are issued by one or more entities, each of which is organized as a Luxembourg société à responsabilité limitée (S.a.r.l).  A Luxembourg S.a.r.l. is a business entity formed under Luxembourg law that operates in a way similar to a limited liability partnership in the United States with a “pass through” of revenues and expenses (the “Lux Sarls”)  The Lux Sarls directly or indirectly own the general and limited partnership interests in one or more entities organized as limited partnerships in a state of the United States, which are the Policy holders or Policy owners (respectively, the “Policy Holder” or the “Policy Owner”).  To date, we have only purchased NIBs from Del Mar Financial S.a.r.l. (“Del Mar Financial”) and PCH Financial S.a.r.l (“PCH Financial”).

Through the NIBs structure, the risks associated with the uncertain timing of the maturity of the Policies is reduced by financing ongoing premiums for the Policies (the “Senior Loans”) and purchasing mortality protection insurance coverage (“MPIC”) to insure against the risk that the Policies do not mature on death according to the applicable life expectancies.  See the heading “Summary of Mortality Protection Insurance Policy (“MPIC”)” below.  Through the Senior Loans, we believe we are able to leverage our investment and purchase NIBs related to a much larger underlying pool of Policies.  As with any asset class, the use of leverage allows for a larger pool of ownership because there is more capital available for acquisitions.  Leverage also creates additional costs, particularly related to interest accrual.  In the case of mortality based investments, the more lives underlying the investment, the more reliable the use of actuarial tables become.  Thus, the use of leverage is of particular importance in the purchase of mortality based investments because the larger the portfolio, the more stable the actuarial predictions will become. Through the MPIC, we are able to reduce the risk associated with lengthening life expectancies and provide liquidity for premiums after our loan commitments end.

The Senior Loans on the existing NIBs were negotiated through a European financial institution (the “Senior Lender”), which we believe is a member of all applicable governmental associations required to conduct its business where conducted and which we believe is fully licensed and supervised in accordance with applicable law.  We believe each of the Lux Sarls (the “Borrowers”) has, directly or indirectly, through subsidiaries or contracts like those under which we have acquired our NIBs, with Policy Holders or others with interests in life settlements, entered into certain loan agreements related to the Senior Loans with the Senior Lender (the “Loan Facility”), of a certain maximum amount (the “Maximum Facility Amount”), the proceeds of which have been used or may be used to acquire the Policies in whole or in part, pay premiums on the Policies and to pay the servicing fees and other costs and expenses relating to the Policies or the structure used to hold the Policies (collectively, the “Fees”).  The Policies related to the existing NIBs are pledged as collateral for the Senior Loans (the “Collateral”).  Any amounts due and payable to the Senior Lender pursuant to the Senior Loans shall be senior to payments on the NIBs and shall accrue interest at the rate of approximately 7.00% to 8.00% per annum and be compounded quarterly.  Some of the existing Senior Loans are anticipated to be restructured with longer terms (the “Restructured Loans”), and in the case of such Restructured Loans or any new loans, the Senior Lender may be entitled to origination fees or other additional costs, which amounts may or may not be included in the Senior Loans. The Senior Lender will have a senior lien on all partnership interests in the Policy Holders.  After an event of default under the Loan Facility, the Senior Lender will have the right to exercise remedies with respect to such partnership interests, including disposition thereof, and will be entitled to receive proceeds of any such disposition to the extent of the obligations outstanding under the Senior Loans prior to any such proceeds from the Policies being available to us under the NIBs.

Each of the existing Policy Holders has obtained a mortality protection insurance policy issued by one or more insurance companies with a financial strength rating of no less than A- (each, an “MPIC Provider”), and each such policy collectively with all certificates delivered in connection therewith and any exhibits, schedules endorsements and other documents thereto or incorporated therein by reference (an “MPIC” and collectively, the “MPICs”). The MPIC Providers have a lien on all assets of the Policy Holders, junior only to the lien of the Senior Lender under certain circumstances.  If the Senior Loan has been paid in full, and a default shall have occurred and be continuing under an MPIC, the applicable MPIC Provider will have the right to exercise remedies with respect to the assets of the Policy Holder that obtained such MPIC, including disposition thereof, and will be entitled to receive proceeds of any such disposition to the extent of the obligations (the “MPIC Obligations”) outstanding under such MPIC prior to any such proceeds being available to us under the NIBs. The MPIC Obligations with respect to any MPIC include the related Commitment Fee (if any), Recovery Amount, Post Term Recovery Payment (each term as defined in the applicable MPIC), and interest and fees and other amounts payable by the applicable Policy Holder (without duplication) under such MPIC.  Any amounts paid by the MPIC Provider under an MPIC are referred to herein as “MPIC Payments.” Pursuant to each MPIC obtained by a Policy Holder, such Policy Holder is entitled to receive certain payments if the death experience in respect of the related Policies is below an agreed upon level (typically, 75% of the expected mortality based upon the life expectancy reports), and the Policy Holder is required to make certain payments up to the MPIC Obligations to the MPIC Provider to the extent the death experience exceeds such agreed upon level.  This mechanism will make our cash flows more predictable because it provides a minimum level of liquidity, regardless of whether proceeds are received in connection with the Policies in a given period.  We may not be able to directly own the Policies or purchase the related MPIC coverage.

We are also interested in owning Policies directly and purchasing MPIC coverage for such Policies, without any Senior Loan, or providing financing in certain cases where we would act as the Senior Lender, subject to available cash resources or credit.  We may also enter into purchases of interests in Policies in partnership with other parties, particularly in cases with significant death benefits where the costs are higher.  However, we do not intend to spend significant time on these ancillary products until our NIBs portfolio has underlying Policies with a combined face amount in excess of five hundred million dollars ($500,000,000).  We cannot assure that we will be successful in obtaining any such Policies, and we will require substantial additional funding or sufficient unrestricted revenues from our current portfolio of NIBs or other life insurance products to acquire additional NIBs or other life insurance products.  To the extent that we directly purchase Policies, we will focus on purchasing Policies in the tertiary market and not from original policy owners.  We will be working with licensed brokers and providers in the purchase of Policies.  In the event a broker presents us with a policy that is still owned by the original purchaser, such policy would be acquired only by a licensed provider and in compliance with state law.  We will only purchase such Policies from licensed providers.  Again, however, our focus will be on the tertiary market where no license is required.

If we find that the Senior Loans and MPIC do not provide cash flow adequate to cover our operations or meet our profit projections, we may seek debt or equity financing, and we may also attempt to raise funding secured by our NIBs.  The issuance of such insurance-linked instruments could provide such liquidity or be used by us to purchase additional NIBs.  Our consultant, Europa Settlement Advisors, Ltd (“Europa”), is currently modeling the possible results from utilizing insurance-linked instruments and has had very preliminary discussions with potential sources of debt or equity funding; however, there are no firm commitments, and we cannot assure that we will be successful in raising capital in this manner, or that we will use this form of financing, even if it is available.  Further, these modeling results have not been completed, and we have not made any determination of whether and how we might utilize any such insurance-linked instruments.

Principal Products or Services and their Markets

Summary of Senior Loan Agreement

The following summary of terms of the Senior Loan Agreement should not be used as a substitute for review of the Form of Senior Loan agreement filed as an Exhibit to our 8-K Current Report dated March 29, 2013, and filed with the SEC on April 5, 2013.  See Part IV, Item 15.  Many terms included in the Senior Loan agreement have not been included below in whole or in part and are material.  There is no guarantee that additional financing will be available on the terms provided below and we are currently seeking other financing sources at lower rates.  Capitalized terms used but not defined herein are defined in the Senior Loan Agreement.

Lender	European Financial Institution
Borrowers	Borrower and/or its Luxembourg S.a.r.l. subsidiary
Credit Facility	Lender will advance funds, no more frequently than once per month, to Borrower for “Permitted Purposes”.
Permitted Purposes

Loan proceeds shall be used solely for the payment of Transaction Fees, the repayment of certain indebtedness relating to the Life Policies approved by the Lender, the payment of servicing fees, to pay premiums due and payable on the Life Policies, the payment of MPIC Premium and the Commitment Fee, the payment of Administration Cost, or for reimbursement of premiums previously paid on the Life Policies, in each case in accordance with the terms set forth in the Disbursement Schedule, and to pay other amounts set forth on the Disbursement Schedule and approved by the Lender in writing, in its sole and absolute discretion.

LTV Limit Trigger Event

No advances shall be required if the loan amount exceeds the product of (a) initially, seventy-five percent (75%), subject to certain increases, and (b) (i) the sum of the Aggregate Collateral Value of all the Life Policies on such date and (ii) any cash pledged to the Lender on such date (the “LTV Limit”) and borrower shall be required to pay down the loan so that no such violation exists.

LED Limitations on Credit Facility

No advances shall be required if the loan amount exceeds the applicable regulatory large exposure limits applicable to the loan and the lender (the “LED Limit” ) and borrower shall be required to pay down the loan so that no such violation exists.

                                                                         7

Aggregate Collateral Value

The Aggregate Collateral Value shall be recalculated if the life expectancy of the Insured increases by 25% or more, the insurer is downgraded below “Baa3” by Moody’s or “BBB-” by S&P, or any suit, action or legal proceeding is filed.

Interest	Interest will accrue at an annual rate of approximately 4.5% to 8%, compounded quarterly
Default Interest	The Default rate of interest shall be approximately 12.1%
Indemnity	Borrowers (jointly and severally) agree to indemnify and hold Lender and its affiliates harmless
Fees

The loan includes the following fees:

1.

Origination Fee equal to the face amount of the underlying policies times 0.25%

2.

A quarterly Servicing Fee equal to the product of (i) 0.25 (ii) the face amount of the underlying policies and (iii) fifteen basis points (.15%) and any other amounts due and payable under the servicing agreement.

3.

Structuring Costs.

4.

Transaction Fees.

Collateral	Collectively, the Life Policies, and any and all proceeds therefrom, and all proceeds payable to the accounts required to be set up and controlled pursuant to the Intercreditor Agreement.
Repayment Priority

As proceeds are received in connection with the collateral, such proceeds shall be applied as follows:

First, (1) if such amounts represent proceeds in respect of a Life Policy, and on such date, the LTV Limit is less than fifty percent (50%), all such amounts to an account designated in writing by the Borrowers, otherwise, to the Lender, in an amount equal to the Collateral Value of such Life Policy, to the payment of accrued and unpaid interest and then to the payment of the outstanding principal balance of the Loan and (2) if such amounts represent other funds, including, without limitation, payments made by MPIC Provider under the MPIC, only to the payment of accrued and unpaid interest in respect of the Loan;

second, to the Servicer, to the payment of earned and unpaid Servicing Fees;

third, if such amounts represent proceeds in respect of a Life Policy, to the Lender, to the payment of accrued and unpaid interest in respect of the Loan to the extent not paid pursuant to clause (i) above;

fourth, to the Lender, to the payment of the outstanding principal balance of the Loan; and

fifth, to an account previously designated in writing by the Borrowers, any remaining amounts.

Prepayment Penalty

“Prepayment Penalty Amount” means the amount (if any) by which (a) the interest which the Lender should have received for the period from the date of receipt of the prepayment amount to the Final Maturity Date in respect of such prepayment amount, had such prepayment amount received been paid on the Final Maturity Date exceeds (b) the amount of interest the Lender would have received if it deposited such prepaid amount with a leading institution in the London interbank market for a period starting on the Business Day following receipt of such prepaid amount and ending on the Final Maturity Date.

Other Borrower Costs	Borrower shall be responsible for paying additional costs associated with regulatory changes or violations as provided in the loan agreement.
MPIC	Prior to any advance under the credit facility, borrower must provide confirmation of mortality protection insurance coverage (MPIC).
Final Maturity Date

The earlier of (i) 4th anniversary of the First Advance, unless on such date, the Servicer is entitled to submit a Proof of Claim (as defined in the MPIC) under the MPIC with respect to the period ending on such 4th anniversary of the First Advance, then on the related Payment Date (as defined in the MPIC) and (ii) the date that is six months prior to the expiration of the Term (as defined in the MPIC).

Advance Maturity Date

All advances are due upon the earlier to occur of (i) a Permissible Sale of such Life Policy, (ii) the Final Maturity Date and (iii) the date of deposit of the related death benefit into (A) if and as long as the Intercreditor Agreement remains in full force and effect, the Policy Account and (B) otherwise, the Borrower Account.

Summary of Mortality Protection Insurance Policy (“MPIC”)

The following summary of terms of the mortality protection insurance policy (the “Policy”) should not be used as a substitute for review of the Policy itself filed as an Exhibit to our 8-K Current Report dated March 29, 2013, and filed with the SEC on April 5, 2013.  See Part IV, Item 15.  Many terms included in the Policy have not been included below in whole or in part and are material to the coverage.  There is no assurance that additional coverage will be available or provided to us.  Capitalized terms used but not defined herein are defined in the Policy.

Insurer	One or more insurance companies with a financial strength rating of no less than A-.
Insured	Luxembourg S.a.r.l. that directly or indirectly through subsidiaries, owns the life insurance policies.
Term of Coverage

The fifteenth (15th) anniversary of the effective date of any coverage certificate.  The Policy may be cancelled by any party with 10 days written notice, but such termination shall not affect any coverage under an outstanding coverage certificate.

Payment of Claim Amount by Insurer

During the Term, if on any Anniversary Date, beginning on the second Anniversary Date, the sum of the Gross  Cash Flows and the Recovery Principal are less than the sum of the Attachment Point and the Cumulative Recovery Premium Paid then the Insurer shall pay to the applicable Covered Entity the Claim Amount on or before the related Payment Date; provided, however that, in the event a Claim Amount is payable in connection with the second Anniversary Date in excess of the product of (x) six percent (6.0%) and (y) the cumulative Death Benefits of all Covered Policies, the Claim Amount payable on such Payment Date shall be reduced by the amount of such excess and such excess shall not be due and payable until the third Anniversary Date of the Policy.

Claim Amount

The Claim Amount is the amount equal to the difference between (i)  the sum of the related Attachment Point and the Cumulative Recovery Premium Paid and (ii) the sum of the Gross Cash Flows payable through such Anniversary Date, and the related unpaid Recovery Principal.

Repayment of Claim Amount / Recovery Amounts

If any Claim Amount has been paid by the Insurer at any time hereunder, the Covered Entities shall pay a Recovery Amount to the Insurer in one or more installments, as more fully specified herein.  Upon receipt by a Covered Entity of any Death Benefit or other proceeds of any Covered Policy or related property  such that, as of the date of the receipt thereof, the sum of the Gross Cash Flows and the Recovery Principal exceeds the sum of the Attachment Point and the Cumulative Recovery Premium Paid, the Covered Entities shall pay to the Insurer the applicable Recovery Amount.  The Covered Entities shall have the right to prepay any Recovery Principal or Recovery Premium with their own funds if Gross Cash Flows are not sufficient to cover such repayment at any time, without penalty.  Each payment of a Recovery Amount shall first be applied to the Recovery Principal and then shall be applied to Recovery Premium.

                                                                        9

Material Definitions

Attachment Point: the cumulative forecasted death benefits payable through each Anniversary Date of the Covered Portfolio that occurs during the Term, multiplied by (i) 85% for each of the first three Anniversary Dates and (ii) 75% for each succeeding Anniversary Date but (iii) $0 for each Anniversary Date after the Term

Cumulative Recovery Premium Paid:  the cumulative amount of Recovery Premiums paid to the insurer during the Term

Gross Cash Flows: the cumulative Death Benefits paid or payable in relation to all Covered Policies in the Covered Portfolio because of the confirmed maturity of such Covered Policies since the Effective Date, which amount shall be no less than 40% of the cumulative forecasted death benefits payable for any date that is on or after the eighth Anniversary Date (the “Gross Cash Flows Floor”)

Recovery Principal:  the aggregate cumulative amount of the Claim Amounts paid and reduced, but not below zero, by any payments of any Recovery Amounts received by the Insurer prior to such date (and not paid or applied in reduction of any Recovery Premium); provided that such amount shall never exceed the product of (x) 25% and (y) the cumulative Death Benefits of all Covered Policies in the Covered Portfolio.

Recovery Premium:  the aggregate balance, from time to time, of the interest accrued on the Recovery Principal at the rates and compounded as described in the Coverage Certificate (rates are labor based and vary depending on outstanding balances), together with interest accrued on all accrued and unpaid Recovery Premium at the same rates and following the same compounding methodologies from the start date specified in such applicable Coverage Certificate; provided that no interest shall accrue on any portion of the Recovery Principal that is payable based on the implementation of the Gross Cash Flows Floor on and after the eighth Anniversary Date due to the Gross Cash Flows at such time being lower than the Gross Cash Flows Floor.

Permitted Policy Sales and Substitutions

The Insurer must approve any Policy sale that does not result in the full repayment of any outstanding Recovery Amounts.  The Insurer may, in its sole discretion, permit a substitution of new Policies to replace any sold Policies.

MPIC Premium	MPIC Premium = 2% of the cumulative Death Benefits of the Covered Policies is due on or before the issuance of any Coverage Certificate.
Commitment Fee

Commitment Fee = 1% of the cumulative Death Benefits of the Covered Policies is due if there is a Payment Date related to the third Anniversary Date, on such Payment Date otherwise on the date that is 90 days after the third Anniversary Date.

Exclusions	The Policy is subject to multiple exclusions as set forth in the Policy.
Subrogation	Payments under the Policy are subordinate to any Senior Loans as described more fully in the Intercreditor Agreement.

NIBs Contracts at Fiscal Year March 31, 2013

The following table contains the following information about the Policies: face amount; policy type; gender of the insured; current age of the insured; life expectancy of the insured; life insurance carrier; and current carrier S&P rating. The average annual cost of premiums are excluded because the premium costs vary (sometimes greatly) from year to year; typically, the premiums increase as the underlying insured individuals age; neither an average premium cost nor an estimated per policy premium cost would give an accurate or reliable estimate of the yearly costs.  The estimated premiums for the next five years are provided below.

	Face Amount	Policy Type	Gender	Current Age[1]	Life Expectancy[2]	Carrier	Carrier Rating S&P
1	$5,000,000	Universal Life	Male	83	91 months	American General	A+
2	$1,000,000	Universal Life	Male	86	65 months	AXA	AA-
3	$8,000,000	Universal Life	Male	83	91 months	Lincoln	AA-
4	$3,000,000	Universal Life	Male	77	137.5 months	Jefferson Pilot	AA-
5	$10,000,000	Universal Life	Male	83	78 months	New York Life	AA+
6	$5,000,000	Universal Life	Male	85	70.5 months	Jefferson Pilot	AA-
7	$8,000,000	Universal Life	Female	83	126 months	John Hancock	O
8	$2,500,000	Universal Life	Male	80	106 months	Lincoln	AA-
9	$10,000,000	Universal Life	Male	87	51.5 months	American General	A+
10	$4,000,000	Universal Life	Male	86	81 months	Lincoln	AA-
11	$5,000,000	Universal Life	Male	80	139.5 months	John Hancock	O
12	$5,000,000	Universal Life	Male	81	129.5 months	Lincoln	AA-
13	$10,000,000	Universal Life	Male	76	153.5 months	Lincoln	AA-
14	$10,000,000	Universal Life	Male	77	122 months	ReliaStar	O
15	$10,000,000	Universal Life	Male	80	147.5 months	AXA	AA-
16	$3,000,000	Universal Life	Male	75	133.5 months	Protective	AA-
17	$1,000,000	Universal Life	Male	81	118 months	LBL	A+
18	$1,600,000	Universal Life	Male	79	147 months	Transamerica	AA-
19	$10,938,933	Universal Life	Male	77	149 months	New York Life	AA+
20	$10,000,000	Universal Life	Female	82	135.5 months	AXA	AA-
21	$3,000,000	Universal Life	Male	72	158 months	AXA	AA-
22	$3,000,000	Universal Life	Male	76	145 months	LBL	A+

On March 11, 2013, pursuant to a Transfer Agreement, we acquired NIBs related Policies with an aggregate original face amount equal to $129,038,933, for $5,999,000, $3,000,000 of which was paid in cash and $2,999,000 of which was paid by the issuance of a Secured Promissory Note due on or before December 31, 2013, along with a Pledge Agreement under which 50% of our interest in the NIBs was pledged (the “NIBs Collateral”) as security for payment of the Secured Promissory Note.  Each “Seller” under the Transfer Agreement represented and warranted, as of the effective date of such Transfer Agreement, among other customary representations and warranties, that each was the sole beneficial and legal owner of the NIBs; that none was aware of any document that would preclude each such Seller from consummating the sale of the NIBs each was selling; that each owned the NIBs being sold, free and clear of any liens or other encumbrances of any kind; and that each portfolio of Policies was valid, in-force and in good standing and had not lapsed, nor were any in any grace period.  The Transfer Agreement also provides

1 Age at nearest birthday

2 The LE input is the straight average of the AVS and 21st Services life expectancies available at the time of the purchase of the NIBs.  In purchasing, financing or insuring life insurance policies or NIBs, we may use alternate life expectancy companies or may use weighted averages of two or more life expectancy companies, depending on the facts and circumstances of the case and requirements of the various counterparties.  The life expectancy reports may have been updated since the time of purchase and are not reflected here.  The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with certainty.

that if we fail to pay the Secured Promissory Note when due, that we may reconvey the NIBs Collateral to each Seller under the Transfer Agreement, as full payment under the Secured Promissory Note, excluding only accrued interest at 4.0% per annum; and that regardless of such reconveyance, we can reacquire the NIBs Collateral on or before April 11, 2014, by paying the balance due under the Secured Promissory Note.  The Pledge Agreement also provides that there is no recourse against us in the event of the sale of the NIBs Collateral after default, with the Seller only having recourse against the NIBs Collateral. The Transfer Agreement, the Secured Promissory Note and the Pledge Agreement otherwise contain customary representations and warranties and provisions regarding due authorization, default, governing law, completeness and amendments provisions, among others.  Copies of the Transfer Agreement, the Secured Promissory Note and the Pledge Agreement are filed as Exhibits to our 8-K Current Report dated March 29, 2013, and filed with the SEC on April 5, 2013.  See Part IV, Item 15.  Also see footnote 5 of our audited financial statements that accompany this Annual Report for a table containing additional information about the Policies underlying these NIBs.  Although paid by the policy holder, the estimated premiums to be paid on the underlying policies for each of the five succeeding fiscal years to keep the Policies in force as of March 31, 2013, are as follows:

Year 1:

$  3,964,200

Year 2:

$  4,226,700

Year 3:

$  4,581,600

Year 4:

$  4,192,662

Year 5:

$  3,631,218

  Total:

$20,596,380

These premiums will reduce the net insurance benefits payable under the Policies, along with other costs and expenses and repayments under the MPIC, if any, as outlined above.  Certain policies contain a return of premium provision, which will increase the net insured benefit as premium payments are made.

Distribution Methods of the Products or Services

It is anticipated that we will purchase the NIBs and hold them until maturity.  Through the combination of the Senior Loans, MPICs and debt or equity financing by us, management believes we should be well positioned to hold the NIBs until maturity.  However, we will continuously analyze the Senior Loan amounts, MPIC payments, NIBs and underlying Policies to determine, in conjunction with the Lux Sarls, whether any such assets should be liquidated.  Further, in the event of any events of default under the Senior Loans or MPICs, we will be prepared to sell the affected assets, in conjunction with the Lux Sarls, if necessary or advisable.  There is an active secondary market for Policies that we can access if it is determined that any of the Policies or NIBs should be liquidated.  However, prices in the secondary market are relatively volatile, and our goal is to avoid the early sale of NIBs or Policies so that we can realize maximum net amount on maturity of the Policies.  Through strategic alliances with well known Policies’ servicers and market participants, we believe we have direct lines of communications with the potential participants active in the life settlement secondary market; however, no assurance can be given that if we are required to sell any of our NIBs or other insurance related products prior to maturity, that we will be able to do so without incurring a loss.

Status of any Publicly Announced New Product or Service

We have not had any recent public announcement of any new product or service.

Competitive Business Conditions and Smaller Reporting

Company’s Competitive Position in the Industry and Methods of Competition

Life Settlement Market Generally.  Life settlements are secondary market sales of life insurance policies that consumers no longer want.  The market provides consumers an option of selling their policies for significantly more than the cash surrender value that would be paid by the insurance carrier upon the surrender of the policy.  From the early 2000s through 2007, the market for life settlements grew substantially from both the demand and the supply sides of the transactions.  However, growth slowed in 2008 and has been declining since that time.  The insurance research group, Conning & Co., issued a study predicting that growth in the life settlement market will remain flat or decline from 2012 and beyond due to lingering distress in the credit and investment markets and investor concerns regarding liquidity requirements of life settlements.  Regardless, we believe that the supply of policies should steadily increase due to the aging population and increased awareness of the life settlement market as an alternative to allowing a policy to lapse for little or no value.  Participants in the life secondary market include major insurance companies and many funds.

NIB Secondary Market.  To date, we are only aware of two providers of NIBs, Del Mar Financial and PCH Financial, and we plan to attempt to find others and create additional relationships with any such NIB providers.  We have also considered creating the NIBs internally to further reduce the cost of the NIBs.  This process would require additional funding and various third party relationships similar to those described above, and no assurance can be given that we will have either the resources or that the required third party relationships will be available.  To create NIBs internally, we would have to purchase life settlement policies in the secondary market and attempt to obtain the necessary loans and MPIC coverage and structure the transactions in a manner that would be as favorable as our present NIBs.  This process would require material research related to structuring and tax planning.  No assurance can be given that we could accomplish the creation of our own NIBs.

Senior Loan Market.  Because of the uncertainty of maturity of the Policies, financing is relatively difficult to secure. The current Senior Lender on the NIBS we have acquired is presently believed to be the only lender providing financing for the Policies securing the NIBs.  We are in preliminary discussions with alternate lending sources, and we believe we will have additional lenders available in the coming years.  At present, the NIBs will each be subject to loans from Senior Lender, which may be used to pay premiums on the Policies, and to pay the servicing fees, the securities intermediary fee, the administrator fees and certain other costs and expenses of the Lux Sarls (collectively, the “Fees”) under certain circumstances.  Any amounts due and payable to the Senior Lender shall be senior to payments on the NIBs and shall accrue interest at the rate of approximately 4.5% to 8.00% per annum and be compounded quarterly.  The Senior Lender will have a lien on the partnership interests in the Policy Holders.  After an event of default under the Senior Loans, the Senior Lender will have the right to exercise remedies with respect to such partnership interests, including disposition thereof, and will be entitled to receive proceeds of any such disposition to the extent of the obligations outstanding under the Senior Loans prior to any such proceeds being available to us.

The Senior Loans typically have a term of approximately five years and can be drawn upon during such term.  The Senior Loan can be prepaid subject to certain pre-payment penalties.  We intend to attempt to renegotiate the Senior Loans or have alternate financing available, prior to the end of the Senior Loans’ terms.  The Senior Lender has confirmed to us that it is committed to the issuance of Senior Loans, and that it will have the capacity to meet our demands for financing related to NIBs, although no written agreement in this regard has been provided.

The Senior Lender has been granted a full banking license, and as such it is registered with and supervised by the appropriate regulatory body.  The Senior Lender is not rated.

MPIC Market.  There are a limited number of MPIC Providers.  While the MPIC coverage is relatively expensive, management believes that Policies that are covered by MPIC have less volatility, have lower liquidity issues and should be given higher values for purposes of financing and secondary market sales.

Sources and Availability of Policies and NIBs

Existing Policies and NIBs.  We are currently the owner of NIBs related to Policies with an aggregate original face amount equal to $129,038,933, and we are in negotiations to purchase additional NIBs related Policies.  Management believes there is an adequate supply of life settlement insurance interests available for purchase through current contacts or the secondary market for life settlement insurance policies, though its ability to acquire further interests in NIBs will be subject to the availability of a Loan Facility, or self financing, for which we presently do not have the available resources, and the MPIC Provider, as to which no assurance can be given.

Additional Availability of Policies and NIBs.  While the life settlement market as a whole has slowed in growth in recent years, there is still an adequate supply to meet our objectives. We intend to continue to work with prior vendors of our NIBS and our current contacts in the life settlement industry who have been active in the market for years and have well established relationships with owners and sellers of qualifying Policies, along with Europa, our consultant (see the heading “Dependence on One or a Few Major Providers” below), which is engaged in the business of structuring pooled life insurance purchases, sales and financing in Luxemburg, Ireland and Germany.

Purchasing Analysis and Process.  We currently review NIBs and Policies from vendors of our NIBS, Europa and the secondary market.  We also work with licensed life settlement providers; however, we do not contact insured parties or consumers.  The Servicer provides due diligence and valuation services to the Senior Lender, which is utilized by us in evaluating the Policies securing loans by the Senior Lender; and we also rely on our general counsel and consultants for due diligence.  As NIBs are submitted to us in the future, the Servicer or other servicing companies, will provide due diligence and valuation summaries.  These summaries will then be reviewed by our general counsel and management team.  We will perform a review of the Policies and NIBs, including a detailed review of the financing and MPIC coverage, and, if our criteria are met, we will purchase the NIBs, subject to having available resources.  Our general counsel was formerly general counsel to the Servicer and has 10 years of experience in providing due diligence services and financing for life insurance policies.  See the heading “Significant Employees” of the caption “Directors and Executive Officers” of this Item below.  We are conducting a search for an independent pricing consultant.  We have talked to multiple candidates and hope to have a pricing consultant, in-house, in the next 60 days.  We do not track concentrations of the same pre-existing medical conditions among insured individuals. While the policy servicer does have detailed health records related to the insureds under the Policies, they have not engaged in such a comparison to our knowledge because most people in the 75 years of age and older category have multiple and ever changing health conditions.  Some have had conditions in the past that are no longer present and vice versa. Accordingly, it would be difficult to separate and track them in this manner.

Dependence on One or a Few Major Providers

Policy Providers.  We believe we have access to multiple policy sellers and supply does not currently appear to be an issue.  However, the other components of the NIBs structure have limited sources.

NIB Providers.  For the NIBs to be fully marketable and ready for purchase, the Lux Sarls must also secure Senior Loans and MPIC coverage.  While we and consultants for the Lux Sarls are seeking additional financing sources and MPIC Providers, there is currently believed to be only one source of financing for the Senior Loans and two historic MPIC Providers and one continuing MPIC Provider.  Del Mar Financial and PCH Financial are the only NIBs providers known to us; however, we are continuing to seek additional providers and sources for the components of the NIBs to ensure that our demand for these types of life settlement products will be met.

Structuring and Consulting Agreement.  On March 14, 2013, we entered into a Structuring and Consulting Agreement with Europa (the “Europa Consulting Agreement”) to advise and assist us in the acquisition and structuring of NIBs and life insurance benefits and other products tied to life insurance policies on insureds aged 75 or older.  Europa advised us with respect to our initial purchase of NIBs related Policies with an aggregate original face amount equal to $129,038,933, which we purchased on March 11, 2013, for $5,999,000, $3,000,000 of which was paid in cash and $2,999,000 of which was paid by the issuance of a Secured Promissory Note (see the heading “NIBs Contracts at Fiscal Year March 31, 2013” above).   $300,000 in compensation was paid to Europa in connection with this transaction, which was capitalized within the carrying value of the investment.  The Consulting Agreement may be terminated by either party at any time; requires each party to pay its own expenses; contains confidentiality provisions for the protection of the parties; and other customary provisions regarding due authorization, counterparts, governing law, the completeness of the agreement, amendments and severance.  A copy of the Europa Consulting Agreement is filed as an Exhibit to our Form 8-K Current Report dated March 29, 2013, and filed with the SEC on April 5, 2013.  See Part IV, Item 15.

Need for any Governmental Approval of Principal Products or Services

We do not purchase life insurance policies or life settlement products directly from any insured, accordingly, we are not required to have any special licenses to conduct our current and intended business operations; however, see the heading “Effect of Existing or Probable Governmental Regulations on the Business” directly below for additional information on the effect of existing or probable government regulations on our business.

Effect of Existing or Probable Governmental Regulations on the Business

Life Settlement Licensing and Regulation.  Life Settlements are heavily regulated on the state and federal levels.  The regulations are focused on licensing market participants and disclosure to policy owners.  We support such regulations and believe such regulations will help to stop abuses in the life settlement industry and improve the negative connotations associated with the industry.  The regulations primarily apply to purchasers of policies directly from the original policy owner.  We are not licensed to engage in such purchases and will not engage in such purchases.  All of the Policies subject to our existing NIBs will have been purchased prior to our involvement through licensed providers, if necessary; and any future interests in any life settlement policies will have been purchased from the insured prior to our purchase of any interest in any such policies.  We exercise care, through our own due diligence and that of third-parties, to ensure that all policies were initially purchased in compliance with the applicable law and review the laws of the applicable states prior to any purchase of NIBs or any life settlement policies by us.  The Servicer conducted this review for the Senior Lender prior to the Senior Lender’s provision of financing for our current portfolio of NIBs.  Going forward, our general counsel will oversee such acquisitions, and we will continue to rely on the due diligence conducted by the servicers for the NIBs sellers, the Senior Lender and MPIC Provider.  Additionally, any sales of NIBs or life settlement policies will be made in the secondary market for these products, in transactions with mutual funds, hedge funds, insurance companies and other non-consumer market purchasers.

Foreign Licensing and Regulation.  We have and expect to engage in business with multiple foreign counterparts in Luxembourg, Ireland, Germany and other countries.  We rely on representations from such counterparties that they are in compliance with all applicable laws, rules and regulations.

SEC’s Life Settlement Task Force.  An SEC Staff Report on life settlements was released by the SEC on July 22, 2010, and can be accessed at www.sec.gov/news/studies/2010/lifesettlements-reportpdf, that discusses various issues in the life settlements market.  In this Report, the SEC recommends that the Securities Act and the Exchange Act be amended to define life settlements as a “security,” so that persons involved in the life settlement markets would be afforded the protections of applicable federal securities laws, rules and regulations, along the probability of regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and that the SEC should continue to monitor the legal standards of conduct of participants in the life settlements market, the development of a life settlements securitization market, encourage Congress and state regulators to consider more significant and consistent regulation of the life expectancy underwriters and to consider instructing the SEC Staff to issue an investor bulletin regarding investments in life settlements.  The adoption of these regulations could substantially increase the costs of our filings with the SEC, especially if we were determined to be subject to the provisions of the Investment Company Act, including further oversight of our business model that could limit our ability to change investment policies without stockholder approval, prohibit acquiring assets from an affiliate without an approved exemptive application from the SEC, limit our leveraging of assets to one-third of our total asset value and account for all derivatives as a leverage of assets to the extent that they create an obligation on our part to pay out assets to a counterparty ahead of our stockholders and generally, require 40% of our directors to be independent directors, along with other requirements that may impact operations, like recordkeeping requirements, reporting requirements and privacy requirements. All of these potential regulations could have a substantial negative affect on our .business model and anticipated revenues and greatly increase our expense of regulatory compliance.

Exchange Act

We are subject to the following regulations of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the SEC. Compliance with these requirements of the Exchange Act increases our legal and accounting costs.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Emerging Growth Company

We are also an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” for up to five years.  We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “large accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Sarbanes/Oxley Act

Except for the limitations excluded by the JOBS Act discussed under the preceding heading “Emerging Growth Company,” we are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act like we are to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs during the Last Two Fiscal Years

We had no research and development costs during our last two fiscal years ended March 31, 2013, and 2012.

Number of Total Employees and Number of Full-Time Employees

We have three full-time employees, Randall F. Pearson, our President; Glenn S. Dickman, our Secretary; and Lisa L. Fuller, our general legal counsel.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, we have included risk factors that are applicable to our Company.

You should carefully consider each of the following risks and uncertainties associated with our Company or the purchase or ownership of our common stock, as well as all of the other information contained in this Annual Report, including our financial statements.

Generally

The occurrence of any of the risks or uncertainties described below could significantly and adversely affect our business, prospects, financial condition and operating results.   The following are representative of those risks.

AN INVESTMENT IN OUR SECURITIES IS VERY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK.   ANY PROSPECTIVE INVESTOR IN OUR COMMON STOCK SHOULD CAREFULLY READ THIS ANNUAL REPORT AND CONSIDER, ALONG WITH OTHER MATTERS REFERRED TO HEREIN, THE FOLLOWING RISK FACTORS.  EACH OF THESE RISK FACTORS COULD ADVERSELY AFFECT THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

Risk Factors relating to Our Company

We are newly formed, and our auditors have added a “going concern” qualification to their Independent Auditor’s Report issued for our financial statements.

Our Independent Auditor’s Report dated July 16, 2013, expresses a “going concern” reservation in connection with our audited financial statements for the period from inception or January 31, 2013, to the period ended March 31, 2013.  Note (11) of our audited financial statements states that “the Company had an accumulated deficit of $104,651 and a working capital deficit of $2,550,106.   In addition, the Company is a development stage entity and has not generated any revenues and has negative cash flows from inception through March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.”   See the caption “Financial Statements and Exhibits” of Item 5.01 below.

Our management has little experience in our chosen industry of operations and must initially rely on our general legal counsel and outside consultants or others in this industry to make informed business decisions; and potential conflicts of interest involving those parties who are relied upon could adversely affect the value of our life insurance products.

Members of our management have had their first exposure to the life settlement industry during the last nine months. They have and will continue to rely on consultants and servicers in this industry, along with our general legal counsel, in evaluating life insurance products for purchase.  Many of these consultants or servicers represent or provide services to others in this industry, and no assurance can be given that we, as a new, developmental stage company and a small competitor competing with larger competitors in this industry, will not be treated less favorably by these consultants than our competitors.  Even as management accumulates expertise in this industry, we will still being relying on the expertise of outside consultants for various factors, including valuation, life expectancies, actuarials and other matters specific to life insurance policies, most of which are outlined below under this caption under the heading “Risks related to Policies.”

Proposed securities regulations and other governmental regulations may increase our costs of doing business substantially, and our results of operations will suffer.

The SEC and Congress, along with various states, have proposed various regulations of the life settlement industry, any of which could substantially increase our costs and limit our business operations, even though we intend to acquire life insurance products and hold them to maturity.  Also, compliance with these regulations will be costly, and may hinder our ability to successfully implement our business model, and we may fail.

Our Projections, Forecasts and Estimates may be incorrect, which may subject us to liability or cause us to fail.

Any projections, forecasts and estimates contained herein are forward-looking statements and are based upon certain assumptions that we consider reasonable. Projections are necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the projections will not materialize or will vary significantly from actual results. Accordingly, any such projection is only an estimate. Actual results may vary from a projection, and such variations may be material. Our present business and revenues are dependent upon our reliance on others.

We are substantially dependent upon information provided by consultants and servicers of the life insurance policies underlying the NIBs for evaluating life settlements or NIBs for purchase.  The success of our business largely depends on the skills, experience and efforts of servicers and consultants such as Europa, their management teams and other key personnel. The loss of the services of one or more members of such senior management teams or other employees with critical skills needed to operate their businesses could have a negative effect on our business. Competition for these types of personnel can be intense, and we and our consultants may not be successful in attracting, assimilating and retaining the personnel required to replace any of its senior management team and other key employees.  This could substantially adversely affect our business.

Our projections are based on our ability to purchase NIBs related to Policies with combined face amounts in excess of $500,000,000 and at least 100 underlying insureds.  The more underlying insureds we have related to our NIBs, the more reliable the actuarial results will be.  We understand that rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability.  It will take years for us to reach such levels, if ever.  The relative low number of insureds makes our models and projections less reliable.  We currently own Policies with an aggregate original face amount of $129,038,933, with 22 underlying insureds, which increases our risk that our actual yield may be less than expected as our portfolio may not be sufficiently diversified.

The Lux Sarls may not be able to pay fees and costs of the Senior Lender, and we may lose the interest in our NIBs, which could cause our business to fail.

The Senior Lender has entered into the Loan Facility, the proceeds from which will be available in certain circumstances for the payment of premiums in respect of the Policies and the Fees.  No assurance can be given that amounts available under the Loan Facility will at all times be sufficient to pay all the premiums and fees due and payable.  In addition, the Loan Facility generally has an initial term of five years, and no assurance can be given that the Loan Facility will be renewed.  Furthermore, if an event of default occurs under the Loan Facility (which, among other things, includes an Event of Default), no assurance can be given that we will be able to cure such event of default, in which case the Senior Lender will have the right to exercise remedies against the Policies, and will be entitled to cause a disposition of Policies and receive proceeds of such disposition in priority to us.  The Senior

Lender is not rated, and although it currently anticipates having sufficient capital to honor its funding obligations under the Loan Facility, no assurance can be given that it will continue to have sufficient capital for the entire term of the Loan Facility. Our business activities are highly regulated and new or proposed government regulation or legislative reforms could increase our cost of doing business, reduce our revenues and liquidity, increase our losses or subject us to additional liability.

The limited number of sellers of NIBs and similar life settlement products may have an adverse affect on our planned business model and may limit our ability to negotiate favorable prices in the acquisition of these life settlement interests.

To our knowledge, Del Mar Financial and PCH Financial, the two sellers from whom we have acquired all of our present interests in NIBs and similar life settlement products, are the only sources for these life settlement products. Unless other sources become available, our ability to purchase the life settlement products desired under our business model may be limited, and our ability to seek competitive pricing will be limited.  These factors could have an adverse affect on our business, growth potential and our success.  We are currently seeking other sources of providers of these life settlement products.  Further, our business model includes acquiring life settlements directly and obtaining loans for premium payments and MPIC or similar insurance arrangements to those associated with our NIBs, though no assurance can be given that we will be successful in these endeavors, or that the lack of competitors in providing NIBs and related life settlement products will not have an adverse effect on our business model and the quality and price of life settlement products we purchase.

We do not track concentrations of pre-existing medical conditions of insureds in our guidelines for purchasing NIBs.

Our guidelines for purchasing NIBs do not track concentrations of pre-existing medical conditions, and this could have an adverse effect on our estimates of life expectancies, which would in turn have an adverse effect on our anticipated revenues or projections.

We are not licensed in any state to engage in the purchase of life insurance policies from original policy owners.

Because we are not licensed in any state to allow us to purchase life insurance policies directly from insureds, our purchases of life insurance policies must be made in the secondary market where the prices are often higher and include fees to agents or providers.  Accordingly, those with adequate licensing could obtain life insurance policies at prices that are less than we can acquire them.  Although this lack of licensing for direct purchases may be a competitive disadvantage, we do not intend to purchase life insurance policies directly from insureds under our business model, and accordingly, the lack of such licensing is not otherwise material to our operations.

Current and future federal regulation may have an adverse effect on our business and our planned business operations.

On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act contains significant changes to the regulation of financial institutions including the creation of new federal regulatory agencies, and the granting of additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms.  The Dodd-Frank Act also provides for enhanced regulation of derivatives and asset-backed securities offerings, restrictions on executive compensation and enhanced oversight of credit rating agencies.  The provisions include a new independent Bureau of Consumer Financial Protection to regulate consumer financial services and products, and life settlement transactions may be within the scope of its jurisdiction. Actions taken by the Bureau of Consumer Financial Protection may have material adverse effects on the life settlement industry and could affect the value of the Collateral securing our NIBs and the value of our NIBs or life settlements in general.  In addition, the Dodd-Frank Act also limits the ability of federal laws to preempt state and local consumer laws.  While it is too early to assess the full impact of the Dodd-Frank Act generally on our business and prospects, the Collateral manager and the Servicers, prospective investors should be aware that the changes in the regulatory and business landscape as a result of the Dodd-Frank Act could have an adverse impact on us, the Collateral managers, the Servicers and/or on the value of the Collateral and the NIBs. Greater oversight of the life settlement industry may have a substantial adverse impact on how we conduct our business and may substantially increase our costs of operation.

In August 2009, the SEC established a Life Settlements Task Force to investigate the life settlements market.  On July 22, 2010, the SEC released a Staff Report by the Life Settlements Task Force that recommended the SEC consider recommending to Congress that it amend the definition of “security” under the federal securities laws to include life settlement policies, such as the Policies, as securities.  Several months ago, one U.S. Congressman sought to introduce a bill to amend the definition of “security” as recommended by the SEC.  While that attempt did not result in any action, there can be no assurance that such a bill will not be passed at some future date.  If federal securities laws are indeed amended to include such policies within the definition of “security,” or if courts with relevant jurisdiction interpret existing securities laws to that effect, our ability to operate our business under our current business model may be constrained by additional registration and securities compliance requirements under the Securities Act, the Exchange Act and the Investment Company Act.  Intermediaries may be required to register as broker-dealers or registered investment advisers, and would otherwise be subject to oversight by the SEC and the Financial Industry Regulatory Authority, which require adherence to numerous rules and regulations.

The Senior Lender is believed to be one of only one or two current sources for financing the Senior Loans.

There is currently believed to be only one or two current sources of financing for the Senior Loans, one of which is the European institution that has provided the Senior Loans for our present NIBs portfolio.  This European institution is unrated, and although we have indicated that we have a close relationship with this institution, we have no binding agreements or understandings pursuant to which this Senior Lender has agreed to finance other life settlement products for us.  Our inability to finance life settlement products in the future with the Senior Lender or through some other source, could have a substantial adverse impact on our business, and the fact that our Senior Lender is unrated, raises questions about the stability of the Senior Lender and our Senior Loans.  These factors can negatively affect the value of our NIBs portfolio and may make it difficult to use our present NIBs portfolio as a source of debt financing, if desired, and may also result in a decreased valuation in the event we are required to dispose of these assets.

If our NIBs are determined to be “securities,” we may be required to register as an investment company under the Investment Company Act, which would increase our SEC reporting costs and oversight of our business operations.

The SEC has recommended that the Securities Act and the Exchange Act be amended to define life settlements as a “security,” so that persons involved in the life settlement markets would be afforded the protections of applicable federal securities laws, rules and regulations, along the probability of regulation under the Investment Company Act.  The adoption of these regulations could substantially increase the costs of our filings with the SEC, including further oversight of our business model that could limit our ability to change investment policies without stockholder approval, prohibit acquiring assets from an affiliate without an approved exemptive application from the SEC, limit our leveraging of assets to one-third of our total asset value and account for all derivatives as a leverage of assets to the extent that they create an obligation on our part to pay out assets to a counterparty ahead of our stockholders and generally, require 40% of our directors to be independent directors, along with other requirements that may impact operations, like recordkeeping requirements, reporting requirements and privacy requirements. All of these potential regulations could have a substantial negative affect on our business model and anticipated revenues and greatly increase our expense of regulatory compliance.

92% of our total assets are interests in life settlement policies, resulting in a lack of diversification of assets that are subject to significant fluctuations in fair value.

Our currently owned NIBs comprise approximately 92% of our assets, resulting in no diversification of our risks of business.  Life settlement products like our NIBs and planned future purchases of life settlement products are subject to substantial fluctuations in value, primarily based upon matters that are not within our control, including financing costs, the solvency of our lenders and MPIC Providers, the health and life expectancy of the insureds under our Policies and the costs of maintaining the Policies, along with continually updating information about the health of the insured.  This lack of diversification increases our risk of loss, and there can be no assurance the effect of any of these factors will not result in a substantial adverse impact on our business.

The life settlement industry has overall transaction risks and involves a very speculative investment.

Despite a party’s best efforts in design and implementation of a life settlement investment product, there can be no assurance that the transactions contemplated in our business model will perform as anticipated. It is a desirable goal to minimize, to the extent reasonably possible, risks relating to investments related to life settlements with the understanding that it is not possible with respect to the Policies, to determine in advance either the exact time that a life insurance policy will reach maturity (i.e., at the death of the insured) or the profit, loss or return on an investment in a life insurance policy.

In addition, no assurance can be given that any life insurance policy will perform in accordance with projections, and any such life insurance policy may decline in value. Consequently, there can be no assurance that we will realize a positive return on our investment and these types of investments should be considered to be speculative in nature. This, in turn, may directly affect the amount and timing of funding sought or received by us, which in turn will affect our ability to conduct our business.  Thus, an investment in our Company is suitable only for investors having substantial financial resources, a clear understanding of the risk factors associated with such investments and the ability to withstand the potential loss of their entire investment.

Recent Economic Events could have an adverse effect on our business.

Recent market and economic conditions have caused significant disruption in the credit markets. Continued concerns about the availability and cost of credit, the mortgage market, declining real estate values and the systemic impact of inflation or deflation, energy costs and geopolitical issues have contributed to increased market volatility and diminished expectations for the U.S. economy as well as economies of other countries. Beginning in 2008, concerns fueled by events such as the federal government’s conservatorships of Freddie Mac and Fannie Mae, and the failure of Lehman Brothers Holdings, Inc., led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with declines in business and consumer confidence and increased unemployment, have contributed to volatility in domestic and international markets.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets and the strength of counterparties has led many lenders and institutional investors to reduce, and in some cases cease, lending to borrowers.

There continues to be uncertainty about the prospects for growth in the U.S. economy as well as economies of other countries. A number of factors influence the potential uncertainty, including, but not limited to, high current unemployment, rising government debt levels, prospective Federal Reserve (and similar foreign bodies) policy shifts, the withdrawal of government interventions into the financial markets, changing consumer spending patterns, and changing expectations for inflation and deflation.  These factors have adversely affected the financial markets and the claims-paying ability of many insurers.  Moreover, there is a risk that economic activity could be weaker and financial volatility and uncertainty could be greater than anticipated.

These factors and general market conditions could adversely affect the performance and market value of our NIBs and our future prospects. There can be no assurance that governmental or other actions will improve these conditions in the near future.

The costs in time and expense of being a publicly-held company are substantial and will only increase if our business model is successful.

We are a “reporting issuer” under Section 13 of the Exchange Act, required to file annual reports (SEC Form 10-K), quarterly reports (SEC Form 10-Q) and current reports respecting certain events (SEC Form 8-K), along with proxy or information statements for any meeting of stockholders or written consents of stockholders holding sufficient securities to effect corporate actions.  Most of these reports require financial information, including the annual report, which requires year end audited financial statements by an independent public accountant that is PCAOB registered, like our auditors, and the quarterly reports, which require reviewed quarterly financial statements by such auditors.  The preparation of these reports, their review by management and professionals, and the preparation of these financial statements by our in-house accountants and management, as well as the auditing and review process of such financial statements is time consuming in terms of management resources and costly in terms of professional fees for lawyers, accountants and auditors.  It is difficult to quantify these costs, but they are expected to be not less than between approximately $87,500 and $100,000 annually.  As our business grows, these costs can only increase.

Risk Factors Relating Our Common Stock

There is no established public market for our common stock, and any market that may develop could be volatile.

There is currently no established public market for our common stock.  Less than 10,000 shares of our common stock have publicly traded during the quarter ended March 31, 2013, and no assurance can be given that any established public market for our shares will commence, or if one does commence, that it will continue, in any respect.  Interest in our common stock may not lead to a liquid trading market, and the market price of our common stock may be volatile. The following may result in short-term or long-term negative pressure on the trading price of our shares, among other factors:

•

Conditions and publicity regarding the life settlement market and related regulations generally;

•

Price and volume fluctuations in the stock market at large, which do not relate to our operating performance; and

•

Comments by securities analysts or government officials, including those with regard to the viability or profitability of the life settlement industry generally or with regard to our ability to meet market expectations.

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies.

We are an “emerging growth company,” subject to less stringent reporting and regulatory requirements of other publicly-held companies, and this status may have an adverse effect on our ability to attract interest in our common stock.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting and regulatory requirements that are applicable to other public companies that are not an “emerging growth company.”  We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions.  If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.  See the heading “Emerging Growth Company” of this Item 501 above.

Our common stock is be deemed to be “Penny Stock,” which will further limit any potential future public market for our shares.

Our common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the SEC.  Penny stocks are stocks (i) with a price of less than $5 per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.   Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock.

Rule 15g-9 of the SEC requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-

dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Our Management and two stockholders own approximately 74.4% of our outstanding common stock and could elect all of our directors who in turn elect all of our officers.

This percentage of stock ownership is significant in that it could carry any vote on any matter requiring stockholder approval, including the subsequent election of directors, who in turn elect all officers.  As a result, these persons effectively control the Company, regardless of the vote of other stockholders. As a result, other stockholders may not have an effective voice in our affairs. See the caption “Security Ownership of Certain Beneficial Owners and Management” of this Item 5.01 below.

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. There are approximately 826,000 shares of our common stock that are freely tradable without restriction under the Securities Act by persons other than “affiliates,” as defined under the Securities Act.  Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock.  See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Item 5.01 below.  Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.  See the “Capitalization Tables” in Item 1.01.

We will not solicit the approval of our stockholders for the issuance of authorized but unissued shares of our common stock unless this approval is deemed advisable by our Board of Directors or is required by applicable law, regulation or any applicable stock exchange listing requirements. The issuance of those shares could dilute the value of our outstanding shares of common stock.

Risks Related to the Policies.

Our Policies may be determined to have been issued without an “insurable interest” and could be void or voidable.

State insurance laws in the United States require that an insurance policy may only be initially procured by a person that has an insurable interest in the continuance of the life of the insured. Whether an owner has an insurable interest in the insured is a question of applicable state law. The general concept is that a person with an insurable interest is a person that has a continuing interest in the insured remaining alive, whether through the bonds of love and affection or due to certain recognized economic relationships. Typically this includes the insured, the insured’s spouse and children, and in some states, other close relatives. In some jurisdictions, however, this could also include entities such as the insured’s business partners, creditors, employer, business partners or certain charitable institutions.  It also typically includes a trust that owns a life insurance policy insuring the life of the grantor or settlor of the trust where the beneficiaries of the trust are persons, who, by virtue of certain familial relationships with the grantor or settlor, also have an insurable interest in the life of the insured.

A policy purchased by a person without an insurable interest may, depending on relevant state insurance law, be (i) void, (ii) voidable by the insurer that issued the policy and/or (iii) subject to the claims of the insured’s presumptive beneficiaries, such as his or her spouse or other family members. In some states, the insured must consent to the purchase of a policy by a person other than the insured.

Generally, state insurance law is clear that an individual has an insurable interest in his or her own life and may procure life insurance on his or her own life and may name any person as beneficiary. However, if a person purchases insurance on his or her own life for the benefit of a party who does not have an insurable interest in the life of the insured for the purpose of evading the insurable interest laws, the purchase may be viewed under applicable state law as a violation of the state’s insurable interest laws. Should the Issuer own an interest in a policy that was originally issued to an owner or for the benefit of a beneficiary (if required) that did not have an insurable interest, it is possible that the Issuer may not have a valid claim for the death benefits on such policy, and upon the death of the insured, the issuing insurance company may refuse to pay the death benefits on the policy to us or may be required to pay the death benefit to other beneficiaries of the insured.  Should any such claims be successful, we may lose some or all of the amounts we have invested in our Policies, although in some states the issuing insurance company may be required to repay the premiums if it rescinds the policy.  Some states, such as Florida, allow the carrier to retain all the premiums and some states that require premiums to be returned permit the carrier to maintain an action for damages.  Even if such claims are unsuccessful, significant amounts may need to be expended in defending such claims, thereby reducing the amounts we may receive from our NIBs and other life settlement interests we may purchase.

Concern also exists regarding the applicability of state insurable interest requirements to the purchase of a policy by an insured or a person with an insurable interest in the life of the insured in circumstances in which the owner of the policy obtains a loan secured by the policy to finance the payment of premiums on the policy, often referred to as a premium finance transaction. A substantial number of the Policies were originated pursuant to premium finance transactions.  Neither the Collateral manager nor any other party makes any representations or warranties with respect to the premium finance programs relating to such premium finance transactions or any other documentation relating to such premium finance transactions.  While it is generally accepted by state law that an individual has an insurable interest in his or her own life, it is possible that a court might construe a premium finance transaction as an attempt to evade the requirement that an insurable interest exist at the time an insurance policy is issued. If the borrower in such a transaction is found to be acting, in fact, on behalf of a premium finance company to procure an insurance policy, it is possible that a court might find that the real party in interest is the premium finance company, which by itself would not have an insurable interest sufficient to support the insurance policy. As a result, the insurance policy may be void or subject to attack, which could diminish the value of the policy. States have varying precedent on this subject.  California and New York have case law that is very favorable to the policy owner (see Lincoln v. Jack Teren and Jonathan S. Berck, as trustee of the Jack Teren Insurance Trust (Superior Court of the State of California, San Diego) and Alice Kramer v. Lockwood Pension Services, Inc., et al., (United States District Court – Southern District of New York)).  These courts have held life insurance policies to be enforceable even where the policies were clearly purchased with an intent to sell the policies in the future.  Florida and Delaware have case law that is more favorable to the insurance carrier (see PrucoLife Insurance Company v. Steven M. Brasner, et. al. (US District Court Southern District of Florida) and PHL Variable Insurance Co. vs. Price Dawe, (Supreme Court of Delaware)).  These courts of invalidated policies where the original policy owners financed the policies and did not intend to purchase the policies with their own money and further intended to ultimately sell the policies in the life settlement markets.

Also, in every state that has addressed the question other than New York and Michigan, the expiration of an insurance policy’s contestability period may not cut off the insurer’s ability to raise the insurable interest issue as a defense to the payment of the policy proceeds.

One or more states could adopt legislation that would require a holder of an insurance policy to have an insurable interest in the insured at the time a policy is purchased and at the time of death of the insured. We will not have an insurable interest in the insureds polices acquired by or on our behalf. If such legislation were to be adopted without a ‘grandfathering’ provision (i.e., so as not to be applicable to insurance policies then in force), then we may be unable to collect the proceeds on the death benefits of the insured persons under our Policies purchased prior to the enactment of such legislation.

Additional insurable interest concerns regarding Policies originated pursuant to premium finance transactions may also result in adverse decisions that could affect our Policies.

The legality and merit of “investor-initiated” or “stranger-originated” life insurance products have been questioned by members of the insurance industry, including by many life insurance companies and insurance regulators.  For example, the New York Department of Insurance issued a General Counsel’s opinion in 2005 concluding that a premium finance program that was coupled with the right of the policy owner to put the financed insurance policy to a third party violated New York’s insurable interest statute and may also constitute a violation of New York State’s prohibition against premium rebates/free insurance.  More recently, many states have enacted laws expressly defining and prohibiting stranger-originated life insurance (“STOLI”) practices, which in general involve the issuance of life insurance policies as part of or in connection with a practice or plan to initiate life insurance policies for the benefit of a third-party investor who, at the time of the policy issuance, lacks a valid insurable interest in the life of the insured.  Under these laws, certain premium finance loan structures are treated as life settlements and, accordingly, may not be entered into at the time of policy issuance and for a two or five year period thereafter, depending on the state.  Certain court decision issued over the past few years may also increase concerns with premium financed policies.  In one recent decision, the Delaware Supreme Court stated that that the key focus in insurable interest cases is who paid the premiums.  While the decision was not issued in connection with a premium financed policy, no assurance can be given that a court would not apply such reasoning to premium financed policies.  We cannot predict whether a state regulator, insurance carrier or other party will assert that any of the Policies should be treated as having been issued as part of a STOLI transaction or otherwise were issued in contravention of applicable insurable interest laws.  This risk is greater where the insured materially misstated his or her income and/or net worth in the life insurance application.  Recent decisions in Florida and Delaware have increased the risk that challenges to premium financed policies may be decided in favor of the issuing insurance company.  Moreover, because the Collateral consists of s portfolio of Policies that were originated in the same or a similar manner and in a limited number of states (generally, California and Wisconsin, although the insured may reside in other states), there is a heightened risk that an adverse court decision or other challenge or determination by a regulatory or other interested party with respect to a policy could have a material adverse effect with respect to a significant number of other Policies, including the rescission of Policies or the occurrence of other actions that prevent us from being entitled to receive or retain the death benefit under the related Policies upon the death of the related insured persons.  Concerns of such nature could also negatively affect the market value and/or liquidity of the Policies.

Fraud in the application for life insurance can also affect our assets and our interest in our NIBs.

There are risks that the Policies were procured on the basis of fraud or misrepresentation in connection with the application for the policy.  Types of fraud that have occurred in applications where carriers have successfully rescinded or voided the policies include, among others, misrepresentations concerning an insured’s financial net worth and/or income, need for and purpose of the life insurance protection, health or age and whether he or she is a smoker.  Such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans or other structured programs.  In particular, there is a significant risk that applicants and potential insureds may not answer truthfully or completely questions related to whether the life insurance policy premiums will be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of the life insurance policy. Such risk may be further increased to the extent life insurance agents communicate to applicants and potential insureds regarding potential premium finance arrangements or profits to be made on policies that will be sold after the contestability period.  If an insured has made any material misrepresentation on his/her application for life insurance, there is a heightened risk that the insurance company will contest or successfully rescind or void the related policy, although an issuing insurance company may not be able to raise such claims after the expiration of the contestability period.  Each of the Policies beyond the contestability period.  Even if such fraud in the application could not serve as a basis to challenge a policy because the contestability period has expired, it may be raised as evidence that the policy was provided as part of a STOLI arrangement.

The risk of litigation with issuing insurance companies could substantially raise our costs of operation and increase or risk of loss.

Some of the programs relating to the premium finance transactions through which the Policies were originated, or other programs having similar characteristics, may be objectionable to certain life insurance companies and other parties, including certain regulators, on the basis of constituting a means of originating stranger-originated life insurance.  Additionally, as described above, life insurance policies that are originated through the use of premium finance programs often present a greater risk of there having been fraud and/or misrepresentations in connection with the issuance of the policies.  For these reasons, among others, it is possible that we may become subject to, or may otherwise become affected by, litigation involving one or more Issuing Insurance Companies (either as a plaintiff or a defendant), including claims by an issuing insurance company seeking to rescind a policy prior to or after the death of the related insured.  Moreover, such risk may be enhanced with respect to an issuing insurance company that is experiencing financial difficulty, since a successful claim by an issuing insurance company could reduce its financial liabilities.  In the event any litigation was to occur, we would bear the costs of defending against the litigation, and would be unable to predict its outcome, which could include our losing our right to receive (or retain) the proceeds otherwise payable under one or more of the Policies.

Contestability of life insurance Policies is a further risk that can result in the loss of the benefits on Policies and have adverse consequences on our results of operation.

The significance of the risk that an issuing insurance company may seek to rescind one or more Policies depends on whether the issuing insurance company is barred from bringing a rescission action by operation of an incontestability clause contained therein or contestability limitations applicable as a matter of state law.  Each life insurance policy, in accordance with laws adopted in virtually every state in the United States, contains a provision that provides that, absent a failure to pay premiums, a policy shall be incontestable after it has been in force during the lifetime of the insured for a period of not more than two years after its date of issue.  However, some states recognize an exception to incontestability where there was actual fraud in the procurement of the policy.  A new contestability period may also arise in connection with information provided on any application for reinstatement of a life insurance policy following lapse of a policy due to non-payment of premiums, or an application for an increase in policy benefits.  These events could prove to be adverse to us and our life settlement interests if the Policies are contested and the issuing insurance company is successful in any such claim.

Our longevity assumptions may prove to be inaccurate, and our interests in our NIBs and any other life settlement interests could lose value or be lost because we may not have the funds to pay required premiums beyond what was anticipated in these assumptions.

In addition to risks in the manner in which the Policies were originated, another principal risk related to ownership of the Policies, and consequently to us and investors in our common stock, is the uncertainty regarding the date of death of an insured with respect to a policy.  Life expectancies are projected from the medical records of the insured and actuarial data based upon the historical experience of similarly situated persons.  It is impossible to predict with certainty any insured’s life expectancy.  We have and will base our longevity assumptions on the reports of third-party life expectancy providers, among whom there is no uniformity of assumptions, approach or procedure.  Also, there are significant disputes among third-party life expectancy providers regarding the mortality rate relating to certain disease states and the efficacy of certain treatments.  Many of these life expectancy providers have revised their methodologies resulting in increased longevity estimates. On January 22, 2013, 21st Services LLC announced a significant revision in their methodologies.  These changes in methodologies may have reduced the internal rate of return on the Policies and could cause increased difficulty in financing premiums.  The Loan Facility requires that certain loan to value ratios be maintained and decreases in policy values could result in violations of these provisions. There can be no assurance that additional revisions extending predicted life expectancies will not be forthcoming, exacerbating these risks.

We rely primarily on four different life expectancy providers, 21st Services LLC, American Viatical Services LLC, Fasano Associates and EMSI.  It is somewhat unclear how the changes in the 21st Services methodology will impact our current or future portfolio purchases.  If the changes are significant, it should lower prices for future NIBs (to our benefit), but could also lower the value of our current NIBs portfolio due to the lower resulting present value of the death benefits forecasted to be paid at later dates due to the life expectancy changes.  The existing NIBs portfolio should not be materially impacted by the changes in the 21st Services methodology in the short term because the financing is locked in for four to five years.  Further, the remaining three life expectancy providers have not made changes that would impact the value of the Policies, which provides stability.  Life expectancy changes are hard to predict.  This is one of the factors we considered when utilizing the MPIC, which lessens the impact of life expectancy variances by guaranteeing certain minimum levels of payments when the Policies do not mature as expected.

Some factors that may affect the accuracy of a life expectancy report or other calculation of the estimated length of an individual’s life are:

•

the experience and qualifications of the medical professional or life expectancy company providing the life expectancy estimate;

•

the completeness and accuracy of medical records received by the life expectancy company;

•

the reliability of, and revisions to, actuarial tables or other mortality data published by public and private organizations or developed by a life expectancy company and utilized by its medical professionals;

•

the nature of any illness or health conditions of the insured disclosed or undisclosed;

•

changes in living habits and lifestyle of an insured and medical treatments, medications and therapies available to and used by an insured; and

•

future improvements in medical treatments and cures, and the quality of medical care the insured receives.

If the insured lives longer than any or all of the life expectancy appraisals predict, then the amounts available to us on our NIBs or other life settlement interests could be diminished, perhaps significantly, due to the additional time during which premiums will have to be paid in order to keep the related policy in force, the longer period that will elapse before any death benefits are paid on the related policy and the longer the time in which our ancillary operating, financing and servicing costs will be incurred.  If the period for too many Policies exceeds beyond the maturity date for our Policies, then our interests in the Policies may have to be liquidated instead of receiving the related death benefits, and the market value of such Policies will necessarily be significantly less than the related death benefits.

Increases in cost of insurance could reduce our estimated returns and lower our revenues.

Insurers pass on a portion of their expenses to operate their business and administer their life insurance policies in the form of policy charges borne by each policyholder.  In the event an insurer experiences significantly higher than anticipated expenses associated with operation and/or policy administration, the insurer has the right to increase the charges to each of its policy owners.  In the event of material increases to the policy charges, it is possible that additional premium payments will be required to maintain the policy in force.  While the increased cost of maintaining the affected Policies has been taken into account in the Servicer’s projection of premiums on the portfolio, there can be no assurance that there will be no additional increases nor can there be any assurance that premiums on other Policies will not be increased.  No assurance can be given that we will have sufficient funds available to pay all premiums on the Policies if policy premiums increase.

The lapse of Policies will result in the entire loss of our interest in those particular Policies.

We will be required to make premium payments on the Policies in order to keep them in force.  These payments generally will be made from amounts available to the Lux Sarls pursuant to the Loan Facility, Death Benefits, and MPIC Payments.  If there are insufficient funds available for this purpose or if we (or the Servicer of the Policies) does not pay premiums on a policy in a timely manner, the policy could lapse and the value of the asset could be lost.

There is poor liquidity in the secondary market for life insurance and life settlements.

The secondary market for life insurance and life settlements is relatively illiquid, and it is often difficult to sell Policies or interests in Policies at attractive prices, if at all.  The ability to sell Policies may be made even more difficult due to the nature in which the Policies were originated, especially with respect to policies where the premiums were financed by the original owner, and the increased risk associated with holding such Policies.  The Collateral manager may be limited in its ability to liquidate assets if it needs to do so in order to raise funds to pay premiums or otherwise.  We may experience a loss (including a total loss) if Policies must be liquidated under less than optimal circumstances.

Inflation and interest rate risk and their effect on the Policies.

If interest rates increase, the value of the Policies is likely to decrease.  The market value of a policy is based, in large part, on the estimated discounted value of future cash flows from the policy, including death benefits, minus the estimated discounted value of future premiums due on, and other costs of maintenance of, the policy.  Also, if the interest rates used to determine the market value of a policy change, the present value of the policy may also change.  Generally, if interest rates increase, the present value of a life insurance policy decreases.  If a policy holder is forced to sell a policy in a higher interest rate environment, the market price for the Policies may be less than the price at which such policy was acquired.

Carrier credit risk can adversely affect our interest in our NIBs or other life settlements.

We will be subject to the credit risk associated with viability of the issuing insurance company.  The insolvency of an issuing insurance company or a downgrade in the ratings of an issuing insurance company could have a material adverse impact on the value of the Policies issued by the issuing insurance company, the collectability of the related death benefits and the ability of the issuing insurance company to pay the cash surrender value or other amounts agreed to be paid by the issuing insurance company.  Any such impairment of the claims-paying ability of the issuing insurance company could materially and adversely affect the value of the Policies issued by the issuing insurance company, the ability of the policy holder to pay the premiums due on other Policies and our ability to pay any required policy premiums, fees and expenses of the service providers and our other expenses.

The inability to keep track of the insureds could keep us from updating the medical records of the insured.

It is important for the servicer to track the health status of an insured and keep information current, which is done by contacting the insured and/or other designated persons and obtaining updated medical records from an insured’s physician.  There are significant U.S. federal and state laws relating to privacy of personal information that affect the operations of the servicer and its ability to properly service the Policies, especially with regard to obtaining current information from an insured’s physician.

Under the Health Insurance Portability and Accountability Act (“HIPAA”), the federal law that governs the release of medical records from medical record custodians, an insured may revoke his or her authorization for previously authorized third parties to receive medical records at any time, leaving the servicer unable to receive additional medical records.

The servicer may have to rely on a third party to track an insured, especially if states continue to adopt laws that would limit the ability of person other than a licensed life settlement provider or its authorized representative to control insureds for tracking purposes, and the servicer may lose contact with such insured.  For example, the insured may move and not notify the servicer or any other third party that has authority to contact the insured.  The servicer attempts to maintain contact information for the insured and/or one or more close family friends or relatives whenever possible so it can maintain contact with the insured.  Additionally, the servicer subscribes to various databases that use public records and other information to track individuals.  The servicer also subscribes to death notification services which use Social Security and public records information to notify the servicer if an insured has passed away so that it can begin the process of obtaining a death certificate and arranging for the payout of the policy.  Changes adopted last year to the Social Security Administration’s Death Master File have resulted in the elimination of many state records that were previously included in the Death Master File.  The number of new records being added to the Death Master File has been reduced by approximately 40%. Thus, it has become necessary to enhance alternative methods for learning of an insured’s death. On average, it now takes longer to learn about an insured’s death as compared to periods prior to the changes in the Death Master File.

Despite these various tracking methods, it is still possible for the servicer to lose contact with an insured, making any additional updates of medical condition for the insured impossible.  There can also be no assurance that the servicer will learn of an insured’s death on a timely basis.

Lost insureds can result in a delay or a loss of an insurance benefit that would have a negative effect on our revenues and prospects.

Occasionally, the issuing insurance company may encounter (or assert) situations where the body of the insured or reasonable other evidence of death cannot be located and/or identified. For example, the insured may have been lost at sea and there may not be proof of death available for several years or at all. Alternatively, the fact that the original beneficiaries no longer have any financial interest in a claim under the policy may mean that the issuing insurance company faces practical obstructions to recording accurately and in a timely manner the death of the insured. In the event of a “lost” insured, the death claim may be delayed for up to seven years by the issuing insurance company.  Under these circumstances, typically, the claim will then be paid with interest from the date that the insured was originally presumed lost.  Nonetheless, it remains possible that it will be difficult or impossible to locate and/or identify an insured to establish proof of death and, as a result, the related issuing insurance company may significantly delay (but not ultimately avoid) payment of the underlying death benefit.  This delay could result in a longer than anticipated holding period for a policy which, in turn, could result in a loss to us.

Delays in receiving insurance proceeds result in a decrease in the death benefit.

The death of an insured must have occurred to permit the servicer to file a claim with the issuing insurance company for the death benefit.  Obtaining actual knowledge of death of an insured, as discussed above, may prove difficult and time-consuming due to the need to comply with applicable law regarding the contacting of the insured’s family to ascertain the fact of death and to obtain a copy of the death certificate or other necessary documents in order to file the claim.  The death benefit typically increases subsequent to death by an interest rate that is less than the Senior Loan; thus, the policy proceeds become less valuable as time passes.

U.S. life settlement and viatical regulations may result in our being determined to have violated applicable law.

The purchase and sale of insurance policies in the secondary market from the policy’s original owner and among secondary market participants is subject to regulation in approximately 45 states and Puerto Rico. The scope of the regulations and the consequences of their violation vary from state to state. In addition, within a given state, the regulations may vary based upon the life expectancy of the insured at the time of sale or purchase. In many states, a policy on an insured with a life expectancy of two years or less is referred to as a “viatical settlement” or a “viatical.” A policy on an insured with a life expectancy of more than two years is referred to as a “life settlement.” The policy holders have not, and do not intend to, purchase viatical settlements and should not be subject to the regulatory regimes that govern these policies. However, the states vary in their technical definitions of viatical settlements and life settlements, and state insurance regulators, who are charged with interpretation and administration of insurance laws and regulations, vary in their interpretations. Therefore, despite our expectations, it may be possible that under the rules of a particular state a policy underlying our NIBs that is not commonly thought of as a viatical settlement may meet the technical definition thereof. Engaging in the purchase or sale of life settlements or viatical settlements in violation of applicable regulatory regimes could result in fines, administrative and civil sanctions and, in some instances, criminal sanctions. United States and state securities laws could have an adverse effect on our ability to liquidate any Policies we believe should be sold.

It is possible that, depending on the facts and circumstances attending a particular sale of a life insurance policy, a sale could implicate state and federal securities laws. The failure to comply with applicable securities laws in connection with dealings in life settlement transactions could result in fines, and administrative and civil sanctions and, in some instances, to criminal sanctions. In addition, parties may be entitled to a remedy of rescission regarding such transactions.  State guaranteed funds give some protection for payments under Policies, but no assurance can be given that we will benefit from them.

State protections for the insolvency of an insurance company are limited

With respect to the Policies, the payment of death benefits by issuing insurance companies is supported by state regulated reserves held by the issuing insurance companies and, under certain circumstances and in limited amounts that vary from state to state, state supported life and health insurance guaranty associations or funds.  However, such reserves and guaranty funds, to the extent in existence, may be insufficient to pay all death benefits under the Policies issued by an issuing insurance company if such issuing insurance company becomes insolvent.  The obligation of a state guaranty fund to make payments may not be triggered in certain circumstances.  In addition, in the event of an issuing insurance company insolvency, courts and receivers may impose moratoriums or delays on payments of cash surrender values and/or death benefits.  In addition, the benefits of most or all of such state supported guaranty funds are capped per insured life (irrespective of the number of policies issued and outstanding on the life of such individual), which caps are generally less than the net death benefits of the insurance policies. Guaranty fund laws often include aggregate limits payable with respect to any one life across different types of insurance policies, generally $300,000 to $500,000 depending on the state.  Most state guaranty funds are statutorily created and the legislatures may amend or repeal the laws that govern them.  In addition, most state guaranty fund laws were enacted with the stated goal of assisting policyholders resident in such states.  Therefore, non-resident policyholders, beneficiaries, and claimants may not be covered or may be covered only in limited circumstances.  As a result, state guaranty funds will likely provide little protection to us in the event of the insolvency of an issuing insurance company.

We may incur liability for failing to comply with U.S. privacy safeguards.

Both federal and state statutes safeguard an insured’s private health information. In addition, insureds frequently have an expectation of confidentiality even if they are not legally entitled to it. If any of the Collateral manager, the Administrator, the Trustee, the Servicer, the Securities Intermediary, or the Custodian (each, a “service provider”) properly obtains and uses otherwise private health information, but fails to maintain the confidentiality of such information, such service provider may find itself the recipient of complaints from the affected individuals, their families and relatives and, potentially, interested regulatory authorities. Because of the uncertainty of applicable law, it is not possible to predict the outcome of such disputes.  Additionally, it is possible that, due to a misunderstanding regarding the scope of consents that a service provider possesses, such service provider may request and receive from health care providers information that it in fact did not have a right to request or receive. Once again, if a service provider finds itself to be the recipient of complaints for these acts, it is not possible to predict what the results will be.  This uncertainty also increases the likelihood that a service provider may sell, or cause to be sold, Policies in violation of applicable law, which could potentially result in additional costs related to defending claims or enduring regulatory inquiries, rescinding such transactions, possible legal damages and penalties and probable reduced market value of the affected Policies.  Each of the foregoing factors may delay or reduce our return on Policies, and we may suffer a loss (including a total loss) on our investment in our NIBs or Policies or other life settlement interests.

Access to accurate and current medical information regarding the insured is necessary to evaluate Policies, but is affected by U.S. privacy concerns.

The value of a life insurance policy underlying our NIBs is inherently tied to the remaining life expectancy of the insured and information necessary to perform this valuation may not be available at the time of purchase or sale. For example, if a policy is being purchased in the secondary market from an entity that had earlier purchased the policy directly from the insured, it is likely that the insured made his or her medical records available at the time of his or her sale of the policy to the initial purchaser. However, if necessary consents were not obtained from the insured it is possible that this information cannot legally be made available at the time of the subsequent purchase of the policy. If it is legally available to the subsequent purchaser, it is possible that such information is outdated and of little utility for a current evaluation of the remaining life expectancy of the insured. Even if the insured made available to the then owner of the policy a general consent that purports to give the owner of the policy the right to subsequently request and receive medical information from the insured’s health providers, it is possible for the insured, in the interim, to have revoked such consent. Likewise, it is possible that under applicable law, the consent expires after a certain period of time. Even if the consent is effective, without the then cooperation of the insured it may be difficult to convince the insured’s health care providers of the consent’s efficacy and as such they may be reluctant to release medical information. These impediments to accessing current medical information can prove to be a significant obstacle to the proper valuation of a policy at the time of either the policy’s purchase or sale.

Changes to foreign banking laws and regulations or decreased lending capacity for life settlements could have a negative impact on our ability to obtain loans with respect to our life insurance products and limit our ability to acquire additional life insurance products.

Our current business model relies on the availability of the Loan Facility.  In the event of adverse regulatory changes or reduced capacity for life settlement lending, we could experience the same liquidity issues that have plagued other market participants.  Changes to the Senior Lender’s loan to value requirements and changes to regulatory large exposure limits could also result in liquidity issues for us.  As mentioned above, changes in life expectancies could cause decreases in policy values, which could result in loan to value violations and violations of large exposure limits.  Either violation could result in need to provide liquidity to pay down the loan balances.

The availability of MPIC coverage is a condition of our business model and assumptions, which, if unavailable, will substantially increase our risk of failure.

The MPIC is a relatively new product, and there are no guarantees that the MPIC Providers will be able to meet our coverage needs.  Without the MPIC coverage, we will have limited options when the Senior Loans mature (in four to five years) because we will have lost the guaranteed liquidity to be provided by the MPIC Providers.  The Senior Lender could demand repayment and all future premiums could be our responsibility.  We may be unable to find alternate financing.

ITEM 2:  PROPERTIES

We currently lease a small space of approximately 200 square feet located at 4626 North 300 West, Suite 365, Provo, Utah 84604, on a month to month arrangement for $800 per month.  These facilities are presently our principal executive offices and our current place of business.  We are considering various factors about our intended industry of business to determine if moving our principal executive offices to another location would be beneficial to us and our business and business relationships.  These factors presently include proximity and convenience of access to the services provided by the Servicer, the servicers of the life insurance policies underlying our net insurance benefits, and our general counsel.  The Servicer of the current portfolio of policies underlying the Company’s NIBs is based in Irvine, California, and Lisa Fuller, Esq., our in-house general counsel, resides in Irvine, California.

ITEM 3:  LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Commencing on or about March 21, 2005, our shares of common stock were listed for quotations on the OTC Bulletin Board of the Financial Industry Regulatory Authority (“FINRA”), presently under the symbol “SUND.”  There is no “established trading market” for our shares of common stock.  No assurance can be given that any established trading market for our common stock will develop or be maintained, and if an established trading market develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” or “control securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  Because we were a “shell company” prior to the closing of the ANEW LIFE Merger, the shares issued under this Merger cannot be publicly sold under SEC Rule 144 until on or after one year from the filing of our 8-K Current Report respecting the Merger, which was dated March 29, 2013, and filed with the SEC on April 5, 2013.  See Part IV, Item 15. Further, substantially all of the shares issued under the Merger are subject to Lock-Up/Leak-Out Agreements, with some non-founding stockholders of ANEW LIFE having certain “piggy-back” registration rights accorded to a portion of their respective shares, as discussed under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” below.  Also, see the heading “Rule 144” directly below.

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2013, and 2012.  These bid prices were obtained from the FINRA composite feed or other qualified interdealer quotation medium.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2013
April 1 through June 30, 2012	.11	.11
July 1 through September 30, 2012	.12	.11
October 1 through December 31, 2012	.77	.75
January 1 through March 31, 2013	.77	.77
March 31, 2012
April 1 through June 30, 2011	.16	.10
July 1 through September 30, 2011	.10	.10
October 1 through December 31, 2011	.11	.07
January 1 through March 31, 2012	.11	.11

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We had 67 stockholders of record as of June 30, 2013, and an indeterminate number who hold shares in “street name.”

Dividends

There are no present material restrictions that limit our ability to pay dividends on our common or preferred stock. Presently, we have no plans to pay any dividends in the foreseeable future.  Our Board of Directors intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance expansion of our business. Any declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. There are presently no dividends which are accrued or owing with respect to our outstanding common stock. No assurance can be given that dividends will ever be declared or paid on our common stock in the future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.  The stock options described below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities” were granted subject to such terms and conditions as the Board of Directors may set, in conjunction with a planned adoption of a stock option or similar plan in the near future for the benefit of employees, officers and directors and to maintain and attract key personnel.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The follow table and related footnotes contains information about all sales of unregistered securities by us during the fiscal years ended March 31, 2013, and 2012.  All of these securities were issued pursuant to exemptions from registration under the Securities Act under Sections 4(2) or 4(6) thereof and SEC Regulation D and Rule 506 promulgated under Regulation D.

Description of Securities Issued	Shares Issued	Price Per Share
ANEW LIFE Merger	37,037,369(1)	(1)
Stock Option Grants	1,785,000	(2)
Private Placement	1,464,000	(3)

(1)

37,037,369 shares of our common stock were issued under the ANEW LIFE Merger, 33,275,000 of which were subscribed to by founders of ANEW LIFE for $0.001 per share; and 3,762,369 shares of which were purchased in a private placement of ANEW LIFE shares at a purchase price of $1.0294 per share.  Founding ANEW LIFE stockholders owning approximately 33,152,500 of these shares have executed Lock-Up/Leak-Out Agreements that provide for an 18 month Lock-Up Period and an 18 month Leak-Out Period where each stockholder subject to a Lock-Up/Leak-Out Agreement will be allowed to sell an amount of such stockholder’s common stock equal to 0.0025% (1/4%) of our outstanding securities  (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the next four successive quarterly periods following the Lock-Up Period; 0.005% (1/2%) of our outstanding securities during each of the next four successive quarterly periods; and 0.01% (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”).  Notwithstanding the foregoing, any founding stockholder subject to a Lock-Up/Leak-Out Agreement that owns less than 100,000 shares of common stock shall only be subject to the 18 month Lock-Up Period., which provision relates to holders of 377,500 of the shares.  The Lock-Up/Leak-Out Agreements were a condition of the Merger.  The provisions of the Lock-Up/Leak-Out Agreement can be waived or modified by the Board of Directors.

The stockholders who purchased shares of ANEW LIFE in its private placement were accorded “piggy-back” registration rights on 25% of their respective shares.  We assumed these obligations under the Merger.

(2)

We granted 1,785,000 five year stock options to directors, officers, consultants and employees at an option exercise price of $0.77 per shares, the terms and conditions of which would be consistent with a yet to be adopted equity stock option or similar plan.  5,000 of these options were granted to a former director on April 1, 2013, and the remainder of these stock options was granted on April 5, 2013.

(3)

We sold 1,464,000 shares of our common stock in May and June of 2013, at $5.00 per share for aggregate consideration of $7,320,000.  Introduction fees of $560,000 were paid in connection with the offer and sale of these shares, and we are required to issue two year warrants to acquire 70,000 shares at an exercise price of $5.00 per share to one of the introducing parties.  These warrants have not been issued as of the date hereof, though the exercise period of the warrants is expected to commence on May 31, 2013, or the date of investment by the party introduced to us that invested in our private placement.  “Piggy-back” registration rights were also accorded these investors on 25% of their respective shares.

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2013, or 2012, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no proceeds received by us during the fiscal years ended March 31, 2013, and 2012, from the sale of registered securities.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

We are engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market. These life insurance interests are anticipated to be held to maturity.  Our plan of operation for the next 12 months is to continue the acquisition of these life insurance interests whereby we will acquire the interests in life insurance policies at a discount to their face value for investment purposes.  We have begun purchasing net insurance benefits in life insurance policies (“NIBs”) in our current period.  This is not a market sector without competition, and at present, we are a minor competitor.  We will need substantial funds to effectively compete in this industry, anticipated to be approximately $10,000,000 to $15,000,000, and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in the NIBs we recently acquired or through debt or equity financing.  We may be required to expend not less than approximately $20,596,380 over premiums and servicing costs over the next five years.  See the caption “Business” of this Item and the heading “NIBs Contracts at Fiscal Year March 31, 2013” of Part I, Item 1.

We currently estimate proceeds of approximately $45,665,018 on the net insurance benefits owned as of March 31, 2013.  This amount is based on the estimated proceeds from polices of $129,038,933 plus the estimated increase on return of premium policies over the life expectancy of those individuals of $5,182,949 less the senior debt outstanding of $19,145,957, expected premium payments of $42,212,966 over the life expectancies, and estimated expenses and interest of $27,197,941 over the term of the senior debt.

We used a “Deterministic” method to project the cash flows and returns as presented.  The model required many assumptions, including, but not limited to the following: (i) 15 year projections; (ii) a distinct number of lives; (iii) a distinct number of policies; (iv) life expectancy tables and projections; (v) premiums; (vi) senior lending fees; (vii) MPIC fees; and (viii) insurance, servicing and custodial fees.  While this method of modeling cash flows is helpful in informing us of our general expectation of potential returns that might be produced from our NIBs portfolio, it is by no means any guarantee of such results.  The actual performance of these NIBs interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from Sundance’s initial assumptions.  Our portfolio of NIBs at March 31, 2013, contained only 22 policies, though insurance rating agencies have stated that at least 1,000 lives are required to achieve any actuarial stability.  Many risk factors beyond these assumptions may result in our expectations being incorrect, as outlined under Part I, Item 1A Risk Factors, commencing on page 17 above; therefore, no assurance can be given that these estimated results will occur.

Results of Operations

Revenue and Cost Recognition

We recognize revenue at the time a settlement closes and collection is reasonably assured.

Operating and General & Administrative Expenses

Operating Expenses

We had no material operations during the period from inception to March 31, 2013, and we have no material operations as of the date of this Annual Report. General and administrative expenses were $53,902 during the period from inception to March 31, 2013. We had professional fees totaling $44,172 during the period from inception to March 31, 2013.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act.

Other Expenses

Other expenses consist of interest accrued on the note payable of $2,999,000 used to purchase the investment in net insurance benefits.  During the period from inception to March 31, 2013, interest expenses have accrued in the amount of $6,577.

Income Taxes

At March 31, 2013, we had no taxable income.

Liquidity and Capital Resources

We have cash assets at March 31, 2013, of $545,417.  We have $6,299,000 in investment in net insurance benefits. We have only common stock as our capital resource.  We will be reliant upon stockholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.  There is no assurance that we will be able to raise any required debt or equity financing.

We raised $33,275 in subscriptions to purchase 33,275,000 shares of our common stock from our founders from our inception and through the end of our current fiscal year ended March 31, 2013; and we also raised an additional $3,872,975 for the sale of 3,762,369 shares of our common stock in a private placement to “accredited investors” under Rule 506 and Regulation D of the SEC prior to March 31, 2013, at $1.0294 per share.

For the period from inception through March 31, 2013, we had net cash used in operating activities of $3,323,323. We used $3,300,000 to purchase the investment in net insurance benefits, including $300,000 for a consulting fee directly associated with this purchase.  Net cash provided by financing activities totaled $3,868,740, which represents the funds we received from the private placement through March 31, 2013.

Long-Term Debt

At March 31, 2013, we had no long-term debt.  We may borrow money in the future to finance our future operations. Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations, although we do not currently contemplate doing so. Any such issuance will reduce the control of previous investors and may result in substantial additional dilution to investors purchasing shares from this offering.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2013, and 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FROM JANUARY 31, 2013 (INCEPTION) TO MARCH 31, 2013

                                                                                                                    Page(s)

Report of Independent Registered Public Accounting Firm                                               38

Consolidated Balance Sheet as of March 31, 2013                                                          39

Consolidated Statement of Operations from

January 31, 2013 (Inception) to March 31, 2013                                                             40

Consolidated Statement of Stockholders’ Equity from January

31, 2013 (Inception) to March 31, 2013                                                                         41

Consolidated Statement of Cash Flows from January 31, 2013 (Inception)

 to March 31, 2013                                                                                                        42

Notes to Consolidated Financial Statements                                                             43- 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the members of the Board of Directors and Shareholders

 Sundance Strategies, Inc.:

We have audited the accompanying consolidated balance sheet of Sundance Strategies, Inc. and Subsidiary [a development stage company] as of March 31, 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from inception [January 31, 2013] through March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sundance Strategies, Inc. and Subsidiary [a development stage company] as of March 31, 2013, and the results of its operations and cash flows for the period from inception [January 31, 2013] through March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Sundance Strategies, Inc. will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has accumulated losses from operations and has a working capital deficit as of March 31, 2013. Management’s plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

July 16, 2013

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet

March 31,
2013
ASSETS
Current Assets
Cash and Cash Equivalents	$545,417

Total Current Assets	545,417

Other Assets
Investment in Net Insurance Benefits	6,299,000

Total Other Long-term Assets	6,299,000

Total Assets	$6,844,417

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$89,082
Advances	4,000
Notes Payable-related party	3,441
Notes Payable	2,999,000

Total Current Liabilities	3,095,523

Total Liabilities	3,095,523

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001; no shares issued and outstanding	-
Common Stock, authorized 500,000,000 shares,
par value $0.001; 40,797,441 shares issued and outstanding	40,798
Subscription Receivable	(37,510)
Additional Paid In Capital	3,850,257
Deficit accumulated during development stage	(104,651)

Total Stockholders' Equity	3,748,894

Total Liabilities and Stockholders' Equity	$6,844,417

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Operations

From Inception
[January 31, 2013] to
March 31,
2013

INCOME	$-

OPERATING EXPENSES
General and Administrative Expenses	53,902
Professional Fees	44,172

Total Operating Expenses	98,074

Loss from Operations	(98,074)

Other Income (Expense)
Interest Expense	(6,577)

Total Other Income (Expense)	(6,577)

Loss Before Income Taxes	(104,651)
Income Tax Provision	-

NET LOSS	$(104,651)

Basic and Diluted Loss Per Share of Common Stock	$(0.01)

Weighted Average Number of Shares Outstanding	35,469,179

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Equity

							Deficit
							Accumulated
					Additional	Receivable for	During	Total
	Preferred Stock		Common Stock		Paid In	Common Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	Stage	Equity
Balance, January 31, 2013	-	$-	-	$-	$-	$-	$-	$-

Common Stock issued to founders	-	-	33,275,000	33,275	-	(33,275)	-	-

Recapitalization with merger	-	-	3,760,072	3,760	(18,955)	-	-	(15,195)

Common Stock issued for cash	-	-	3,758,255	3,759	3,864,981	-	-	3,868,740

Common Stock issued for a subscription receivable	-	-	4,114	4	4,231	(4,235)	-	-

Net loss for the period ended March 31, 2013	-	-	-	-	-	-	(104,651)	(104,651)

Balance, March 31, 2013	-	$-	40,797,441	$40,798	$3,850,257	$(37,510)	$(104,651)	$3,748,894

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows

From Inception to
March 31,
2013

OPERATING ACTIVITIES

Net Loss	$(104,651)
Adjustments to reconcile to cash from operating activities:
Accounts payable and accrued expenses	81,328
Investment in net insurance benefits	(3,300,000)

Net Cash from Operating Activities	(3,323,323)

FINANCING ACTIVITIES

Common Stock issued for cash	3,868,740

Net Cash from Financing Activities	3,868,740

NET INCREASE IN CASH	545,417
CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$545,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
Common stock issued for subscription receivable	$37,510
Net insurance benefits purchased with debt	$2,999,000
Liabilities assumed through the merger	$15,195

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(1) DESCRIPTION OF BUSINESS

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, for the purpose of selling coffee and other related items to the general public from retail coffee shop locations.  These endeavors ceased in 2006, and it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC, a subsidiary of Sundance Strategies, Inc. (“the Company” or “we”). The Company is a specialty financial services company which engaged in the secondary market for life insurance known generally as “life settlements.” The Company purchases the net insurance benefit contracts (“NIB”) on life insurance policies between the sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes. The purchasers have available credit to pay premiums and expenses on the underlying policies until settlement.  On settlement, the Company receives the net insurance benefit after all borrowings, interest, and expenses have been paid out of the settlement proceeds.

Merger

On March 29, 2013, Sundance Strategies, Inc., a Nevada corporation (“Sundance Strategies”), its newly formed and wholly-owned subsidiary, Anew Acquisition Corp., a Utah corporation (“Merger Subsidiary”), and ANEW LIFE, INC., a Utah corporation (“ANEW LIFE”), completed an Agreement and Plan of Merger (the “Merger Agreement”), whereby the Merger Subsidiary merged with and into ANEW LIFE, and ANEW LIFE was the surviving company under the merger and became a wholly-owned subsidiary of Sundance Strategies on the closing of the merger (the “Merger”).  Accordingly, Sundance Strategies issued 37,037,369 shares of its common stock in exchange for all of the outstanding shares of common stock of ANEW LIFE.  ANEW LIFE had no other outstanding stock options, warrants, preferred stock or securities on the closing of the Merger.  As of March 31, 2013, there were 40,797,441 shares of Sundance Strategies common stock outstanding, of which approximately 90.7% is held by the former shareholders of ANEW LIFE.  The merger has been treated as a reverse acquisition and a recapitalization of a public company.  Accordingly, the historic financial statements of the Company are the historic financial statements of ANEW LIFE, which was incorporated on January 31, 2013.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company, The financial statements present the Company as a development stage company in accordance with ASC Topic 915, “Development Stage Entities,” because of its short operating history and minimal operations.

Estimates, The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents, For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition, The Company recognizes revenue at the time a settlement closes and collection is reasonably assured.

Income (Loss) Per Common Share, Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. The Company has no potentially dilutive securities, such as convertible preferred stock, options, or warrants, outstanding during the periods presented. Accordingly, basic and dilutive loss per common share are the same.

Life settlement contracts, Cash receipts and disbursements on life settlement contracts are classified as operating cash flows based on the nature and purpose for which the life settlements were acquired for the primary purpose of the business.  The Company accounts for life settlement contracts under the investment method.

Income Taxes, The Company utilizes the liability method of accounting for income taxes as set forth in ASC Topic 740, “Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Principles of Consolidation, The consolidated financial statements include the accounts of the Company and its subsidiary.  The subsidiary is wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

Concentrations of Credit Risk and Major Customers.  There is currently only one lender, one seller and one reinsuance provider involved in the Company’s NIBs. This lack of diversification increases the risk of loss.

 There is a significant concentration due to the Company only having one entity maintaining 100% of their policies.

(3) NEW ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(4) CASH AND CASH EQUIVALENTS

                 Cash and cash equivalents consists principally of currency on hand and demand deposits at commercial banks. The Company had $545,417 in cash and cash equivalents as of March 31, 2013. The Company maintains non-interest bearing accounts at one financial institution. The accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.The Company does not have FDIC coverage on the entire amount of bank deposits.  The Company believes this risk is minimal.

(5) INVESTMENT IN NET INSURANCE BENEFITS

From time to time, we purchase interests in the net insurance benefit (“NIB”) on life insurance policies to hold for investment purposes. ASC 325-30, “Investments in Insurance Contracts,” provides that a purchaser may elect to account for its investments in net insurance settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Typically, continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the underlying insurance policy in force are capitalized within the carrying value. The Company is not responsible for maintaining premiums or other expenses related to maintaining the net insurance settlement contracts. Instead, the net insurance benefit is reduced by policy premium payments and expenses and the capitalized carrying value remains unchanged.  We hold a 100% interest on the net insurance benefits on the life insurance policies as of March 31, 2013.  The potential proceeds the Company receives from this interest will be net of the policy premium payments, interest and other expenses incurred by the policy holders.   We have elected to use the investment method and refer to the recorded amount as the carrying value of the policies.

The carrying value of the investment in net insurance benefit contracts totaled $6,299,000 as of March 31, 2013. The table below describes the Investment in Net Insurance Benefit Contracts and the underlying policies at March 31, 2013:

Policies With Remaining Life Expectancy (in years)	Number of Interests in Life Settlement Contracts	Face Value of Underlying Policies
0-1	0	$-
1-2	0	-
2-3	0	-
3-4	0	-
4-5	3	15,000,000
Thereafter	19	114,228,934
Total of all policies	22	$129,228,934

The face value of the underlying policies of $129,228,934 represents the total insurance settlement on the life insurance policies as of March 31, 2013, including the increase for certain policies that have return of premium provisions of $190,001. Effectively, as of March 31, 2013 the policy holders had paid $19,145,957 on policy premiums and other expenses on the insurance contracts. The policy holders are independent of the Company, and as separate entities there is a risk that such entities might not continue to pay the policy premiums and other expenses as has been done historically. The Company monitors the policy holders’ ability to maintain the underlying policies, and in the event the policy holders are unable to make the required payments the Company would evaluate whether to directly maintain the underlying policies or allow them to elapse. The policy holders currently have senior loan agreements and MPIC reinsurance to cover these payments. As of March 31, 2013, none of the underlying policies have elapsed and the required payments remain current.

We evaluate the carrying value of our investment in policies on a regular basis and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. We recognize impairment on net insurance benefit contract if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and direct external costs, if any. Impairment of the net insurance benefit contract is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We have not recognized an impairment from January 31, 2013 (inception) to the period ended March 31, 2013. The risks that we might experience as a result of investing in policies are an unknown remaining life expectancy, a change in credit worthiness of the policy issuer, increased or changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity and changes in discount rates.  The policy holder is currently financing the premiums.  There are also risks associated with the policy holder’s ability to repay such financing and the occurrence of events of default under such financing.

Beyond the investment and initial direct costs incurred at the acquisition of the net insurance benefit contracts, which are capitalized and reported on the financial statements, the Company is not liable or directly responsible for the historical or future premiums or other expenses and interest because they are maintained by the policy holders or other external parties.  Therefore, the investment balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.  The table below describes the future estimated premiums payments, other expenses and interest paid by external parties expected to be paid on the policies through the estimated death date, future cash flows to investors, as well as future estimated proceeds from policy maturities as of March 31, 2013:

Year	Premiums	Expenses + Interest	Total
Year 1	$(3,964,200)	$(2,015,262)	$(5,979,462)
Year 2	(4,226,700)	(2,391,893)	(6,618,593)
Year 3	(4,581,600)	(3,977,116)	(8,558,716)
Year 4	(4,192,662)	(3,384,871)	(7,577,533)
Year 5	(3,631,218)	(2,891,481)	(6,522,699)
Thereafter	(21,616,586)	(12,537,318)	(34,153,904)
Total	$(42,212,966)	$(27,197,941)	$(69,410,907)

The projected premiums, interest and expenses were created using the expected remaining life expectancies on the policies and other key assumptions.  The expenses and interest calculations were based on current senior lender interest rates, current reinsurance interest rates, origination fees, servicing fees and other custodial fees expected during the life of the investment.  The senior lender provides the loans at a high rate of interest and loan payments are guaranteed by the MPIC or reinsurance coverage.  The policy holders receive ongoing fees and a small percentage of death benefits when a policy matures which we included in the estimated expenses.  The Net Insurance Benefits are received after all other costs and expenses are paid.

The majority of our Investment in Net Insurance Benefits was purchased as part of pledge agreement that was purchased for $5,999,000, with a portion paid in cash of $3,000,000 and the remainder covered by a secured note in the amount of $2,999,000. The note is secured by 50% of the net insurance benefits, which will be reduced as future payments are made on the note.

The Company paid $300,000 to consultants for arranging the purchase of the Net Insurance Benefit.  The Company has capitalized this cost as an initial direct external cost in acquiring the investment.

(6) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

(7) PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. In the Company’s opinion, it is uncertain whether we will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.

The provision for income taxes consists of the following:

3/31/2013
Current Taxes
Federal	$ -
State	-
Deferred Taxes
Federal	(40,814)
Benefits of operating loss carryfowards	40,814
State	-
Total Provision	$ -

The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $36,089, which will begin to expire in 2032. The total valuation allowance is equal to the total deferred tax asset.  Accordingly, deferred tax assets total approximately $40,814 as of March 31, 2013.

The tax effects of significant items comprising the Company's net deferred taxes as of March 31, 2013 were as follows:

2013
Deferred Tax assets:
Net operating losses – gross	$ 237,600
Section 382 limitation	(196,786)
Net operating loss carry forwards	40,814
Valuation allowance	(40,814)
$ -

As it is the first year of operations, the valuation allowance increased by the full amount of $40,814.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 34% to pretax income from continuing operations for the period ended March 31, 2013 due to the following:

2013
Income tax benefit at U. S. federal statutory rates:	$(35,581)
State Tax, net of Federal Benefit	(5,233)
Change in valuation allowance	40,814
$-

The Company has no tax positions at March 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

2013
Beginning of period unrecognized tax benefits	$-
Increase/decrease in unrecognized tax benefit – tax positions	-
Increase/decrease in unrecognized tax benefit – settlements	-
Increase/decrease in unrecognized tax benefit – statute lapse	-
End of period unrecognized tax benefits	$-

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from January 31, 2013 (date of inception) through March 31, 2013 the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at March 31, 2013.

The tax year 2013 remains open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

(8) RELATED PARTY PAYABLES

At March 31, 2013, the Company owed $3,441 to related parties (officers and directors) for expenses paid on behalf of the Company. The Company made no payments in the current period on these related party transactions as of March 31, 2013.

(9) NOTES PAYABLE

On March 11, 2013, the Company purchased an interest in net insurance benefits totaling $5,999,000, with a portion paid in cash of $3,000,000 and the remainder covered by a secured note in the amount of $2,999,000. The note bears a compounding per annum interest rate of 4% with a maturity date of December 31, 2013. Payment of principal and interest are due in full on maturity date. The note is secured by 50% of the net insurance benefits.  The lender has first priority status on benefits paid and the percentage secured decreases as payments are made on the note. At March 31, 2013, the Company owed the full amount of the original principal and $6,576 in accrued interest.

(10) STOCK TRANSACTIONS

Preferred Stock

The Company has authorized 10,000,000 shares of its common stock at a par value of $0.001 per share. As of March 31, 2013 there were no preferred shares issued and outstanding.

Common Stock

As of March 31, 2013, the Company has 500,000,000 shares of common stock authorized with a par value of $0.001 per share and 40,797,441 shares of common stock issued and outstanding.

The Company issued stock at par to the founders of the Company for a cash subscription of $33,275 on January 31, 2013 (inception), for 33,275,000 shares of the Company’s common stock. The funds for these shares were received subsequent to March 31, 2013.

Shortly after inception in February 2013, the Company issued stock for a subscription agreement in the amount of $3,872,975; $3,868,740 in cash proceeds from various individuals from the sale 3,758,255 shares of its common stock and $4,235 in a subscription receivable for 4,114 shares of common stock.

There were 3,760,072 shares issued to the existing shareholders of Sundance Strategies as of the merger and recapitalization.

(11)  GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2013, the Company had an accumulated deficit of $104,651 and a working capital deficit of $2,550,106. In addition, the Company is a development stage entity and has not generated any revenues and has negative cash flows from inception through March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing opportunities to expand existing operations. The Company will look to debt and or equity transactions to fund continuing operations until the Company is able to generate sufficient operating cash flows.  If management is unsuccessful in these efforts, discontinuance of operations is possible.

(12) SUBSEQUENT EVENTS

The Company has evaluated events through July 16, 2013, the date whereupon the financial statements were issued and have four significant events to report.

Stock Options

Subsequent to March 31, 2013, the Company granted a 5,000 share stock option to a former director, Jini Suttner.  Ms. Suttner was a founder and a director of ANEW LIFE and was designated as a director of Sundance Strategies on the closing of the Merger on March 29, 2013, but resigned on April 1, 2013.  The stock option was granted as compensation for her service, and will be subject to such terms and conditions as the Board of Directors may set, in conjunction with its planned adoption of a stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors that will outline the terms and conditions of the stock option.  The stock option has an exercise price of $0.77 per share and a term of five years.

On April 5, 2013, the Company issued 1,780,000 stock options to certain officers, employees, members of the Board of Directors and associates of the Company that will be subject to such terms and conditions as the Board of Directors may set, in conjunction with its planned adoption of a stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors.  The stock options have an exercise price of $0.77 per share and a term of five years.

Private Offering

On April 8, 2013, the Company approved a private offering of up to 3,000,000 common shares of restricted stock to investors at $5.00 per share. The purpose of the offering is to acquire additional Net Insurance Benefits (NIBs). As of the date of this report, the Company has collected $7,320,000 for 1,464,000 common shares of restricted stock; paid $400,000 of the $560,000 due in introduction fees; and agreed to issue two year warrants to acquire 70,000 shares of the Company’s common stock at an exercise price of $5.00 per shares.  Neither the warrants nor the 1,464,000 shares had been issued at the date of this report.

Asset Transfer Agreement

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “ATA”) with Del Mar Financial, S.a.r.l. (“DMF”). Under the agreement, the Company purchased the net insurance benefits related life insurance policies with an aggregate face amount equal to $284,270,934 (the “NIBs”). The NIBs entitle the Company to all the death benefits payable after repayment of a senior lien and other limited rights and obligations of the life insurance policy owners. The NIBs are currently being converted into Qualified NIBs. The Company also purchased Class A Notes issued by Hyperion Life Assets Limited with a Note Balance of $10,000,000 (the “Class A Notes”); Class B Notes, also issued by Hyperion Life Assets Limited, with a Note Balance of $954,000 (the “Class B Notes”); and purchased its own promissory note in the amount of $2,999,000 issued to PCH Financial S.a.r.l. in connection with the Company’s initial NIBs acquisition on March 11, 2013 (Collectively, the “Purchased Notes”). The Purchased Notes were conveyed to the Company as collateral to assure delivery of the $400,000,000 in Qualified NIBs discussed below, and will be re-conveyed upon receipt of Qualified NIBs having a face amount equal to $400,000,000.

DMF is required to deliver to the Company under the ATA, NIBs related to life insurance policies with an aggregate face amount equal to $400,000,000. To the extent the Current Assets are converted into Qualified NIBs related to less than $400,000,000 of face amount of life insurance policies, DMF is obligated to purchase additional Qualified NIBs until such amount has been delivered to the Company.

Consulting Agreement

On June 7, 2013, the Company and Europa Settlement Advisors Ltd. (“Europa”) entered into a Consulting Agreement (the “Europa Agreement”) related to the DMF ATA whereby the Company and Europa agreed that Europa shall exclusively provide its NIBs related structuring and consulting services to the Company, with the understanding that the Company has no obligation to purchase any NIBs that Europa may present to the Company. Under the agreement, Europa will receive an initial advance of $340,000 for its services (the “Structuring Fee”) related to its structuring and consulting services with respect to the DMF ATA, $100,000 of which was paid prior to the execution and delivery of the Europa Agreement and the balance of which was paid on the closing. Europa will also receive a Structuring Fee of 1% of the face amount of the life insurance policies underlying all NIBs introduced and acquired, payable as follows: 50% of the fee on the delivery of the NIBs; and the remaining 50% being payable on the conversion of the NIBs to Qualified NIBs as defined in the DMF ATA. If all NIBs are qualified, all fees are due on closing. Notwithstanding the foregoing, the Structuring Fee for the first $400,000,000 in NIBs acquired by the Company under the DMF ATA shall be $3,660,000 rather than $4,000,000

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Madsen & Associates CPAs, Inc.:

(i)  On October 15, 2012, we formally informed Madsen & Associates CPAs, Inc. (“Madsen & Associates”) of their dismissal as our independent registered public accounting firm.

(ii)  The reports of Madsen & Associates on our financial statements as of and for the fiscal years ended March 31, 2012, and 2011, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about our ability to continue as a going concern.

(iii)  Our Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

(iv)  During the fiscal years ended March 31, 2012, and 2011, and through October 15, 2012, there were no disagreements with Madsen & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Madsen & Associates, would have caused them to make reference to them in connection with their reports on our financial statements for such years.

(v)  We requested that Madsen & Associates furnish us with a letter addressed to the SEC stating whether or not they agreed with the foregoing statements.

(a)(2)  New (now former [see below]) independent registered public accounting firm:

Sadler, Gibb & Associates, L.L.C.

(1)  On October 15, 2012, we engaged Sadler, Gibb & Associates, L.L.C. (“Sadler Gibb”) as our new independent registered public accounting firm. During the fiscal years ended March 31, 2012, and 2011, and through October 15, 2012, we had not consulted with Sadler Gibb regarding any of the following:

(i)  The application of accounting principles to a specific transaction, either completed or proposed;

(ii)  The type of audit opinion that might be rendered on our consolidated financial statements, and none of the following was provided to us: (a) a written report, or (b) oral advice that Sadler Gibb concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)  Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

See our 8-K Current Report dated October 15, 2012, and filed with the SEC on October 17, 2012, which is incorporated herein by reference, for additional information regarding this change in our independent registered public accounting firm, and for a copy of the letter of Madsen & Associates addressed to the SEC regarding their dismissal and agreement with the information contained in such 8-K Current Report, which is also referenced above.  See Part IV, Item 15.

(a)(1)  Previous independent registered public accounting firm:

Dismissal of Sadler Gibb:

(i)  On March 29, 2013, we formally informed Sadler Gibb of their dismissal as our independent registered public accounting firm.

(ii)  The review of Sadler Gibb of our financial statements as of and for the fiscal quarters ended September 30, 2012, and 2011, and December 31, 2012, and 2011, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii)  Our Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

(iv)  During the period commencing on the engagement of Sadler Gibb, or October 15, 2012, and through the date of their dismissal, March 29, 2013, there were no disagreements with Sadler Gibb on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sadler Gibb, would have caused them to make reference to them in connection with their review of our financial statements for such quarters or any subsequent report.

(v)  We requested that Sadler Gibb furnish us with a letter addressed to the SEC stating whether or not they agreed with the foregoing statements, a copy of which was attached to our 8-K Current Report dated March 29, 2013, and filed with the SEC on April 5, 2013,   See Part IV, Item 15.

(a)(2) New independent registered public accounting firm:

Mantyla McReynolds, LLC:

(1)  On March 29, 2013, we engaged Mantyla McReynolds, LLC (“Mantyla McReynolds”) as our new independent registered public accounting firm. During the fiscal years ended March 31, 2012, and 2011, and through March 29, 2013, we had not consulted with Mantyla McReynolds regarding any of the following:

(i)  The application of accounting principles to a specific transaction, either completed or proposed;

(ii)  The type of audit opinion that might be rendered on our consolidated financial statements, and none of the following was provided to us: (a) a written report, or (b) oral advice that Mantyla McReynolds concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)  Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

See our 8-K Current Report dated March 29, 2013, and filed with the SEC on April 5, 2013,   See Part IV, Item 15.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President who is also deemed to be our acting CFO, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective and that the information required to be disclosed by us in reports filed under the Exchange Act is not (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of March 31, 2013, our internal controls over financial reporting were not effective based upon present Company activity.  We are in the process of adopting specific internal control mechanisms with our Board of Directors’ and our officers’ collaboration to ensure effectiveness as we grow our business.  We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between management and all members of the Board of Directors to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting and disclosure of information.  We also plan to hire additional personnel.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

See the heading “Business Development” of Part I, Item 1.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Identification of Our Directors and Executive Officers

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Glenn S. Dickman	Director	03/29/13	*
	Secretary	03/29/13	*
Ty Mattingly	Director	03/29/13	*
Randall F. Pearson	President	03/29/13	*
	Acting CFO	03/29/13
	Director	04/01/13
Jini Suttner	Director	03/29/13	04/01/13
Jonathan Moffitt	Director	10/12/12	03/29/13
	President and Chief Executive Officer	10/12/12	03/29/13
Mark C. Burdge	Director	02/09/09	10/12/12
	President and Chief Executive Officer	02/09/09	10/12/12
Del Higginson	Director	02/09/09	03/29/13
	Secretary, Treasurer, Chief Financial Officer	02/09/09	03/29/13

*

Presently serves in the capacities indicated opposite his name.

Director Qualifications

In evaluating members for services on the Board of Directors, emphasis was placed on the following factors: (i) the appropriate size of our Board of Directors; (ii) our needs with respect to the particular talents and experience of our directors; (iii) the knowledge, skills and experience of the directors, including experience in development stage companies and new enterprises and innovations, finance, administration and management skills; and (iv) the dedication of the directors to familiarize themselves with the our selected business industry.

Our goal was to assemble a Board of Directors that brings together a variety of perspectives and skills derived from high quality business and professional experience. We believe each of the members of our Board of Directors possesses these qualities.

Background and Business Experience

Mr. Dickman is 63 years of age.  In 1984, Mr. Dickman started a “sales rack” jobbing operation supplying grocery stores with movies for rent and purchase.  As founder and CEO of Video II, the business grew from servicing one store to over 1,400 located in 38 states.  Video II had over 400 employees at one time, with Mr. Dickman overseeing all facets of the business as its CEO.  In 2005, Mr. Dickman sold his interest in Video II, and has since concentrated his efforts on a variety of investments, including stocks and real estate.

Mr. Mattingly is 50 years old.  He has been a successful and active private equity and angel investor since 2004.  He co-founded SBI-Razorfish in 1998, and led its growth to become a major independent interactive marketing firm in the country.  This was accomplished by acquiring many of the largest publicly and privately held interactive marketing firms in the world.  He sold the firm to Aquantive, which was later acquired by Microsoft.  Prior to co-founding SBI-Razorfish, Mr. Mattingly was the co-founder and Senior Vice President of Sales and Business Development for Novonyx, a joint venture between Novell and Netscape, which was later acquired by Novell.  Prior to his accomplishments at Novonyx, he worked at Novell and IBM in a variety of senior executive, management and marketing roles.  Mr. Mattingly graduated from the College of Engineering at Brigham Young University, where he was a member of the 1984 NCAA National Championship Football Team and an Academic All-American.

Mr. Pearson is 59 years old.  Mr. Pearson was employed by JWD Management Corp., dba, Video II for 26 years, resigning in May, 2011.  He became the President of ANEW LIFE in February, 2013.  While working at JWD, he served in various positions, including National Sales Manager, Vice President of Operations, Vice President, President and CEO.  Video II has provided movie and DVD rental and other related services for grocery chains nationwide.  Mr. Pearson managed the video rental program in 900 different grocery store locations.  He has also fully managed the program that included videos and DVDs for sale, as well as other products in over 1,400 locations. He oversaw a full service merchandising program with representatives that serviced the products Video II supplied to the grocery stores, supervising over 70 employees at Video II’s corporate offices and over 450 employees in 33 states.  Video II was one of the larger video “rackers” in the U.S.  During this same time frame, Mr. Pearson also owned and managed his own residential and commercial investment properties, and has focused on those activities since leaving JWD in 2011.  Mr. Pearson attended Brigham Young University from 1972 to 1977, in Business Management.  He also served a full-time church mission to Scotland from October 1972 to October 1974; obtained a real estate brokers license in 1977; and received Series 7 Securities License in 1978.

Significant Employees

Lisa L. Fuller, Esq. is 46 years of age and is our general legal counsel.  She is licensed in Texas and Oklahoma, with 12 years of law firm experience and seven years of in house counsel experience, in the areas of tax, contracts, corporations and partnerships, estate planning, insurance and exempt organizations.  From 2009 to the beginning of April 2013, she was general legal counsel for NorthStar Life Services, LLC, of Irvine, California, the Servicer, of the current portfolio of policies underlying the Company’s NIBs, where she managed a four person legal department; Structured international and domestic companies and transactions, reviewed and negotiated contracts; Managed all company litigation; tax planning (U.S. and internationally, with a focus in Luxembourg, Germany and the Cayman Islands); and oversaw purchase of a European institution and assisted with obtaining various approvals from regulators related to business plans and deposits.  She also served as general legal counsel for Pacifica Group, LLC, of Irvine, California, a predecessor of NorthStar, from 2006 until 2009, where, in addition to other services similar to those performed for NorthStar, she lobbied for the passage of regulations related to life settlements. She graduated from New York University, New York, NY, with an LL.M. Degree in Taxation, 1993; the University of Oklahoma, Norman, OK, receiving a J.D. Degree, 1992; and Trinity University, San Antonio, TX, receiving a B.A. Degree in Finance, 1988. Lisa is a member of the Bar Associations of Oklahoma and Texas.

Directorships Held in Other Reporting Companies

None of our directors or executive officers is a director of a company that is required to file reports under Sections 15 or 13(d) of the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

To the best of our management’s knowledge, and except as indicated below, no person who may be deemed to have been a promoter or founder of our Company was the subject of any of the legal proceedings listed under the heading “Involvement in Certain Legal Proceedings” above; however, Kraig T. Higginson, who was the incorporator and one of the founding directors of ANEW LIFE, resigned as a director of Raser Technologies, Inc., a Delaware corporation, on February 11, 2011.  Raser Technologies, Inc. filed bankruptcy proceedings on April 29, 2011.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended March 31, 2012, and to the date of this Annual Report, all filings were timely filed.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics was filed as an exhibit to our 10-KSB for December 31, 2004.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we have only three directors and two executive officers, and we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because we have only three directors and two executive officers and our business operations are conducted in one facility. We believe that we are able to effectively manage the issues normally considered by an Audit Committee.

If we do establish an Audit Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Compensation Committee.

We have not established a Compensation Committee because we have only three employees, our two executive officers and our in-house legal counsel. We believe that our Board of Directors able to effectively manage the issues normally considered by a Compensation Committee.

If we do establish a Compensation Committee, we will disclose the compensation of such Compensation Committee.

Independence of Directors.

 None of our directors are deemed to be independent directors.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Randall F. Pearson and Glenn S. Dickman, our President and Secretary, respectively, since March 29, 2013, or the closing of the Merger with ANEW LIFE, received no compensation from us during the fiscal year ended March 31, 2013.  Neither was paid any compensation for services as an officer or employee of ANEW LIFE from its inception on January 31, 2013, to the closing of the Merger with ANEW LIFE.  We have agreed to pay Messrs. Pearson and Dickman each $120,000 annually commencing on April 1, 2013.  Lisa L. Fuller, Esq. our in-house general counsel, is paid $240,000 annually.

The following table sets forth the aggregate compensation (or lack thereof) paid by us to our former officers for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Jonathan Moffitt	03/31/13	0	0	0	0	0	0	0	0
Mark C. Burdge	03/31/13	0	0	0	0	0	0	0	0
President	03/31/12	0	0	0	0	0	0	0	0
Director	03/31/11	0	0	0	0	0	0	0	0
CEO

Del Higginson	03/31/13	0	0	0	0	0	0	0	0
Director	03/31/12	0	0	0	0	0	0	0	0
Treasurer	03/31/10	0	0	0	0	0	0	0	0
CFO

Outstanding Equity Awards

We have no outstanding equity or similar awards to members of management, with the exception of the stock options listed below under tables entitled “Officer Stock Awards” and “Director Stock Awards.”  These stock options were granted subject to such terms and conditions as the Board of Directors may set, in conjunction with its planned adoption of a equity stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors and are five year options.

Officer Stock Awards

Name	Date of Grant	Exercise Price	Term	Amount Granted
Randall F. Pearson	4/5/2013	$0.77	Five Years	250,000
Glenn S. Dickman	4/5/2013	$0.77	Five Years	250,000
Ty Mattingly	4/5/2013	$0.77	Five Years	250,000

Compensation of Directors

No compensation was paid to any of our directors during the fiscal years ended March 31, 2013, and 2012.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mark Burdge	None	None	None	None	None	None	None
Del Higginson	None	None	None	None	None	None	None

Director Stock Awards

Name	Date of Grant	Exercise Price	Term	Amount Granted
Randall F. Pearson	4/5/2013	$0.77	Five Years	250,000
Glenn Dickman	4/5/2013	$0.77	Five Years	250,000
Ty Mattingly	4/5/2013	$0.77	Five Years	250,000

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class(1)
Common Stock	ZOE, LLC(2)	16,100,000	39.5%
Common Stock	Primary Colors, LLC(3)	4,000,000	9.8%
Common Stock	Radiant Life, LLC(2)	4,000,000	9.8%
Common Stock	Smartrade Consulting, Inc.(4)	4,000,000	9.8%
Total:		28,100,000	68.9%

(1)

Unless indicated otherwise, all share ownership is direct.

(2)

ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 49.3%..

(3)

Primary Colors, LLC is beneficially owned by Ty Mattingly, a director of the Company; also see the table “Ownership of Officers and Directors” below.

(4)

Smartrade Consulting, Inc. is held by Summit Trustees PLLC for the beneficial owner, Lam Ping of Hong Kong.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  The present outstanding stock options of management are subject to adoption of a equity stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors prior to exercise and are not included in the computations.  See Part III, Item 11.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Glenn S. Dickman	1,942,880	4.76%
Common Stock	Randall F. Pearson	291,431	Less than 1%
Common Stock	Ty Mattingly(2)	5,500,000	13.5%
Common Stock	Officers and Directors as a group (three persons)	7,734,312	18.96%

(1)

Unless indicated otherwise, all share ownership is direct.

(2)

Mr. Mattingly ownership includes 4,000,000 shares owned in the name of Primary Colors, LLC and 1,500,000 shares owned in the name of North Shore Foundation, LLP.  Mr. Mattingly is the beneficial owner of Primary Colors, LLC and North Shore Foundation, LLP.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  The present outstanding stock options of management are subject to adoption of a equity stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors prior to exercise and are not included in these computations.  See Part III, Item 11.

Changes in Control

See the heading “Business Development” of Part I, Item 1.  To the knowledge of management, there are no arrangements or understandings that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans; however, the stock options that have been granted by the Board of Directors and outlined in Part I, Item 5, and Part III, Item 11, were granted subject to such terms and conditions as the Board of Directors may set, in conjunction with a planned adoption of a stock option or similar plan in the near future for the benefit of employees, officers and directors and to maintain and attract key personnel.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

We had related party advances from Globe Energy Technology, LLC, controlled by our former director and executive officer, Mark C. Burdge, of $2,500 during the fiscal year ended March 31, 2012; and $2,500 during the fiscal year ended March 31, 2011.

All of these advances have been contributed to the capital of the Company.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2013, and 2012:

Fee Category	2013	2012
Audit Fees	$14,148	$5,855
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$2,393	$0
Total Fees	$16,541	5,855

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the years ended March 31, 2013 and 2012, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, Acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and Acting CFO.

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Where Incorporated In This Transition Report(1), (2)
Current Report on Form 8-K dated March 29, 2013, and filed with the SEC on April 5, 2013.	Parts I, II, III and IV
Current Report on Form 8-KA-1 dated March 29, 2013, and filed with the SEC on May 24, 2013.	Parts I, II, III and IV
Current Report on Form 8-KA-2 dated March 29, 2013, and filed with the SEC on July 11, 2013.	Parts I, II, III and IV
Current Report on Form 8-K dated April 17, 2013, and filed with the SEC on April 17, 2013.	Part I, Item I
Current Report on Form 8-K dated June 7, 2013, and filed with the SEC on June 20, 2013.	Part I, Item 1
8-K Current Report dated October 15, 2012, and filed with the SEC on October 17, 2012.	Part I, Item 9

(1)  Summaries of all Exhibits are modified in their entirety by reference to the actual Exhibit.

(2)  These documents and related Exhibits have previously been filed with the SEC and are referenced for additional information.

(3)  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date:	July 16, 2013	By:	/s/Randall F. Pearson
Randall F. Pearson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Transition Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SUNDANCE STRATEGIES, INC.

Date:	July 16, 2013	By:	/s/Randall F. Pearson
Randall F. Pearson, President and Director

Date:	July 16, 2013	By:	/s/Glenn S. Dickman
Glenn S. Dickman, Secretary and Director

Date:	July 16, 2013	By:	/s/Ty Mattingly
Ty Mattingly, Director