Form 10-Q
period 2013-06-30
Sundance Strategies, Inc.
filed 2013-08-12
CIK 1171838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-50547

SUNDANCE STRATEGIES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	88-0515333
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4626 North 300 West, Suite No. 365

Provo, Utah 84604

(Address of Principal Executive Offices)

(801) 705-8968

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 7, 2013 – 42,261,441 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Sundance,” the “Company,” “we,” “us,” “our” and words of similar import refer to Sundance Strategies, Inc., a Nevada corporation and its subsidiary, ANEW LIFE, INC., a Utah corporation (“ANEW LIFE”), unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to identify suitable acquisition targets;

•

our ability to successfully execute acquisitions on favorable terms;

•

declines in general economic conditions in the markets where we may compete;

•

unknown environmental liabilities associated with any companies we may acquire; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended March 31, 2014. The unaudited condensed consolidated Financial Statements should be read in conjunction with the March 31, 2013, Financial Statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the fiscal year ended March 31, 2013, and filed with the Securities and Exchange Commission on July 16, 2013.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

                                                                                                                                                   Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2013 and March 31,

2013

  6

Condensed Consolidated Statements of Operations

 for the Three Months Ended June 30, 2013 and the

period from inception (January 31, 2013) through June 30, 2013

 7

Condensed Consolidated Statements of Cash Flows for the Three Months Ended

June 30, 2013 and the period from inception (January 31, 2013) through June 30, 2013

 8

Notes to the Condensed Consolidated Financial Statements

                9-13

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2013	2013

ASSETS

Current Assets
Cash and Cash Equivalents	$1,258,527	$545,417

Total Current Assets	1,258,527	545,417

Other Assets
Advance for Investment in Net Insurance Benefits	5,797,700	-
Investment in Net Insurance Benefits	6,299,000	6,299,000

Total Other Long-term Assets	12,096,700	6,299,000

Total Assets	$13,355,227	$6,844,417

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$246,252	$89,082
Advances	4,000	4,000
Notes Payable-related party	3,441	3,441
Notes Payable	2,999,000	2,999,000

Total Current Liabilities	3,252,693	3,095,523

Total Liabilities	3,252,693	3,095,523

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares, par value $0.001; 42,261,441 and 40,797,441 shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	42,262	40,798
Subscription Receivable	(5,735)	(37,510)
Additional Paid In Capital	11,234,575	3,850,257
Deficit accumulated during development stage	(1,168,568)	(104,651)

Total Stockholders' Equity	10,102,534	3,748,894

Total Liabilities and Stockholders' Equity	$13,355,227	$6,844,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statement of Operations
For The Three Months Ended June 30, 2013
And For The Period From January 31, 2013 (Inception) To June 30, 2013 (Unaudited)

	Three Months	From Inception
	Ended	[January 31, 2013]
	June 30,	to June 30,
	2013	2013

INCOME	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	915,075	968,977
Professional Fees	118,790	162,962

Total Operating Expenses	1,033,865	1,131,939

Loss from Operations	(1,033,865)	(1,131,939)

Other Income (Expense)
Interest Income	21	21
Interest Expense	(30,073)	(36,650)

Total Other Income (Expense)	(30,052)	(36,629)

Loss Before Income Taxes	(1,063,917)	(1,168,568)
Income Tax Provision	-	-

NET LOSS	$(1,063,917)	$(1,168,568)

Basic and Diluted Loss Per Share of Common Stock	$(0.03)

Weighted Average Number of Shares Outstanding	41,280,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended June 30, 2013
And For The Period From January 31, 2013 (Inception) To June 30, 2013 (Unaudited)

	Three Months Ended	From Inception to
	June 30,	June 30,
	2013	2013
OPERATING ACTIVITIES

Net Loss	$(1,063,917)	$(1,168,568)
Adjustments to reconcile to cash from operating activities:
Share Based Compensation - options	625,782	625,782
Advance for investments in net insurance benefits	(5,797,700)	(5,797,700)
Accounts payable and accrued expenses	(2,830)	78,498

Investment in net insurance benefits	-	(3,300,000)

Net Cash from Operating Activities	(6,238,665)	(9,561,988)

FINANCING ACTIVITIES

Proceeds from issuance of common stock – net of issuance costs	6,951,775	10,820,515

Net Cash from Financing Activities	6,951,775	10,820,515

NET INCREASE IN CASH	713,110	1,258,527
CASH AT BEGINNING OF PERIOD	545,417	-

CASH AT END OF PERIOD	$1,258,527	$1,258,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
Common stock issued for subscription receivable	$-	$37,510
Life insurance policies purchased with debt	$-	$2,999,000
Liabilities assumed through the merger	$-	$15,195
Fair value of warrants issued as stock issuance costs	$139,251	$139,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC.  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2013

(1) ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2013 audited consolidated financial statements and the accompanying notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. These endeavors ceased in 2006, and it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC., a subsidiary (“ANEW LIFE”) of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company” or “we”). The Company is a specialty financial services company which engaged in the secondary market for life insurance known generally as “life settlements.” The Company purchases the net insurance benefit contracts (“NIB”) on life insurance policies between the sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes. The purchasers have available credit to pay premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the NIB after all borrowings, interest, and expenses have been paid out of the settlement proceeds.

(2) NEW ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(3) INVESTMENT IN NET INSURANCE BENEFITS

From time to time, we purchase interests in the NIB on life insurance policies to hold for investment purposes. ASC 325-30, “Investments in Insurance Contracts,” provides that a purchaser may elect to account for its investments in net insurance settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Typically, continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the underlying insurance policy in force are capitalized within the carrying value. The Company is not responsible for maintaining premiums or other expenses related to maintaining the net insurance settlement contracts. Instead, the NIB is reduced by policy premium payments and expenses and the capitalized carrying value remains unchanged. We hold a 100% interest on the NIBs on the life insurance policies as of June 30, 2013. The potential proceeds the Company receives from this interest will be net of the policy premium payments, interest and other expenses incurred by the policy holders. We have elected to use the investment method and refer to the recorded amount as the carrying value of the policies.

The carrying value of the investment in NIB contracts totaled $6,299,000 as of June 30, 2013. The table below describes the Investment in Net Insurance Benefit Contracts and the underlying policies at June 30, 2013:

Policies With Remaining Life Expectancy (in years)	Number of Interests in Life Settlement Contracts	Face Value of Underlying Policies
0-1	0	$-
1-2	0	-
2-3	0	-
3-4	0	-
4-5	4	16,000,000
Thereafter	18	113,306,734
Total of all policies	22	$129,306,734

The face value of the underlying policies of $129,306,734 represents the total insurance settlement on the life insurance policies as of June 30, 2013, including the increase for certain policies that have return of premium provisions of $267,801. Effectively, as of June 30, 2013, the policy holders had paid $20,727,306 on policy premiums and other expenses on the insurance contracts. The policy holders are independent of the Company, and as separate entities there is a risk that such entities might not continue to pay the policy premiums and other expenses as has been done historically. The Company monitors the policy holders’ ability to maintain the underlying policies, and in the event the policy holders are unable to make the required payments the Company would evaluate whether to directly maintain the underlying policies or allow them to elapse. The policy holders currently have senior loan agreements and MPIC reinsurance to cover these payments. As of June 30, 2013, none of the underlying policies have elapsed and the required payments remain current.

We evaluate the carrying value of our investment in policies on a regular basis and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. We recognize impairment on NIB contract if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and direct external costs, if any. Impairment of the NIB contract is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We have not recognized an impairment from January 31, 2013 (inception) to the period ended June 30, 2013. The risks that we might experience as a result of investing in policies are an unknown remaining life expectancy, a change in credit worthiness of the policy issuer, increased or changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity and changes in discount rates. The policy holder is currently financing the premiums. There are also risks associated with the policy holder’s ability to repay such financing and the occurrence of events of default under such financing.

Beyond the investment and initial direct costs incurred at the acquisition of the NIB contracts, which are capitalized and reported on the financial statements, the Company is not liable or directly responsible for the historical or future premiums or other expenses and interest because they are maintained by the policy holders or other external parties. Therefore, the investment balance on the Company’s balance sheet does not increase when premiums or other expenses are paid. The table below describes the future estimated premiums payments, other expenses and interest paid by external parties expected to be paid on the policies through the estimated death date as of June 30, 2013:

Year	Premiums	Expenses + Interest*	Total
Year 1	$(4,023,400)	$(2,113,501)	$(6,136,901)
Year 2	(4,337,100)	(2,929,767)	(7,266,867)
Year 3	(4,555,000)	(3,169,934)	(7,724,934)
Year 4	(3,949,775)	(3,051,680)	(7,001,455)
Year 5	(3,707,115)	(2,806,601)	(6,513,716)
Thereafter	(20,657,176)	(12,528,509)	(33,185,685)
Total	$(41,229,566)	$(26,599,992)	$(67,829,558)

The projected premiums, interest and expenses were created using the expected remaining life expectancies on the policies and other key assumptions. The expenses and interest calculations were based on current senior lender interest rates, current reinsurance interest rates, origination fees, servicing fees and other custodial fees expected during the life of the investment. The senior lender provides the loans at a high rate of interest and loan payments are guaranteed by the MPIC or reinsurance coverage. The policy holders receive ongoing fees and a small percentage of death benefits when a policy matures which we included in the estimated expenses. The NIBs are received after all other costs and expenses are paid.

The majority of our Investment in Net Insurance Benefits was purchased as part of a transfer agreement that was purchased for $5,999,000, with a portion paid in cash of $3,000,000 and the remainder covered by a secured note in the amount of $2,999,000. The note is secured by 50% of the NIBs, which will be reduced as future payments are made on the note.  The Company paid $300,000 to consultants for arranging the purchase of the NIBs. The Company has capitalized this cost as an initial direct external cost in acquiring the investment.

(4) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“DMF”).  The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets that are consideration and collateral for certain cash advances and expense payments made by the Company.  The end result of the Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to DMF for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBS” having a combined face amount of $400,000,000, with “Qualified NIBs” meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality protection insurance coverage (“MPIC”). All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to the Company as collateral to assure delivery of the Qualified NIBs will be re-conveyed to DMF upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000. In the event DMF is unable to provide the Qualified NIBs by December 31, 2013, the Company will have the option of selling any of the assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA.  If the full balance of Qualified NIBs is provided by DMF, the Company will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. Promissory notes may be issued, pro rata, as Qualified NIBs are received. The promissory notes have a two year term from the effective date and bear an interest rate of 4.0% per annum. Total interest and principal amounts are due upon maturity.  As of June 30, 2013, the Company had advanced $5,797,700 in payments and covered expenses under the Del Mar ATA, and no tranches of “Qualified NIBs” had been delivered to the Company.

(5) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

(6) RELATED PARTY PAYABLES

At June 30, 2013, the Company owed $3,441 to related parties (officers and directors) for expenses paid on behalf of the Company. The Company made no payments in the current period on these related party transactions as of June 30, 2013.

(7) NOTES PAYABLE

On March 11, 2013, the Company purchased an interest in NIBs totaling $5,999,000, with a portion paid in cash of $3,000,000 and the remainder covered by a secured note in the amount of $2,999,000. The note bears a compounding per annum interest rate of 4% with a maturity date of December 31, 2013. Payment of principal and interest are due in full on maturity date. The note is secured by 50% of the NIBs. The lender has first priority status on benefits paid and the percentage secured decreases as payments are made on the note. At June 30, 2013, the Company owed the full amount of the original principal and $36,650 in accrued interest.

(8) STOCK OPTIONS

On April 1, 2013, the Company granted a 5,000 share stock option to a former director, Jini Suttner. Ms. Suttner was a founder and a director of ANEW LIFE and was designated as a director of Sundance Strategies on the closing of the ANEW LIFE Merger on March 29, 2013, but resigned on April 1, 2013. The stock option was granted as compensation for her service, in conjunction with its planned adoption of a stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors that will outline the terms and conditions of the stock option, not, however, to have any effect on the grant date, the exercise price or vesting that have been approved. The stock option has an exercise price of $0.77 per share, which vested immediately, and a contractual term of five years.

The Company valued these options using the Black-Scholes option pricing model applying the simplified method for the expected term under the following assumptions: $1.0294 market price, $0.77 exercise price, 2.5 years expected life, 73% expected volatility, 0.30% risk free rate.

On April 5, 2013, the Company issued 1,700,000 stock options to certain officers, employees, members of the Board of Directors of the Company and in conjunction with its planned adoption of a stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors, not, however, to have any effect on the grant date, the exercise price or vesting that have been approved. The stock options have an exercise price of $0.77 per share. All options have a contractual term of five years.

The 1,500,000 stock options vest in several tranches, wherein 937,500 vested on the grant date, and the remaining 562,500 stock options vest in equal tranches of 187,500 stock options on the grant date anniversary for the following three years.  The Company valued the 1,500,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions: $1.0294 market price, $0.77 exercise price, 3.5 years expected life, 68% volatility, .51% risk free rate.

The 200,000 stock options granted, 50,000 vested as of the grant date, and the remaining 150,000 stock options vesting in equal tranches on the grant date anniversary for the following three years. The Company valued the 200,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions: $1.0294 market price, $0.77 exercise price, 3.5 years expected life, 68% volatility, .51% risk free rate.

On April 5, 2013, the Company also issued 80,000 stock options to non-employees which vest immediately. The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30. The Company valued the 80,000 options using the Black-Scholes option pricing model under the following assumptions: $1.0294 market price, $0.77 exercise price, 5 years expected life, 79% volatility, .68% risk free rate.

The Company has recorded stock-based compensation expense of $625,782 related to these options for the three months ended June 30, 2013.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value
Balance March 31, 2013	-	$-	$-	-	$-
Granted	1,785,000	0.77	0.96	4.80	463,029
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of June 30, 2013	1,785,000	$0.77	$0.96	4.80	$7,550,550
Exercisable	1,072,500	$0.77	$0.96	4.80	$4,536,675

 The remaining $409,016 will be recognized ratably over the weighted average service period of three years.

(9) WARRANTS

On April 8, 2013, the Company approved a private placement of its common stock that provided for the payment of introduction fees in the form of cash and warrants and later amended.  As a result of investments totaling $7,000,000 in this private offering by persons introduced to the Company, the Company authorized the issuance of 70,000 warrants to purchase 70,000 shares of the Company’s common stock. The warrants have an exercise price of $5.00 per share and have a contractual life of two years from the effective date of the funds invested in the offering by the parties introduced to the Company, which was May 31, 2013. The warrants had not been issued as of June 30, 2013. The Company recorded $139,251 in stock issuance costs related to the warrants as of June 30, 2013.

The Company valued the 70,000 warrants using the Black-Scholes option pricing model under the following assumptions: $5.00 market price, $5.00 exercise price, 2 years expected life, 73% expected volatility, 0.30% risk free rate.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value
Outstanding as of March 31, 2013	-	$-	$-	-	$-
Granted	70,000	5.00	1.96	1.92	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of June 30, 2013	70,000	$5.00	$1.96	1.92	$-
Exercisable	70,000	$5.00	$1.96	1.92	$-

The Company recognized the full $139,251 as stock issuance costs during the three months ended June 30, 2013.

(10) STOCK TRANSACTIONS

Preferred Stock

The Company has authorized 10,000,000 shares of its common stock at a par value of $0.001 per share. As of June 30, 2013 there were no preferred shares issued and outstanding.

Common Stock

As of June 30, 2013, the Company has 500,000,000 shares of common stock authorized with a par value of $0.001 per share and 42,261,441 shares of common stock issued and outstanding.

On April 8, 2013, the Company approved a private offering of up to 3,000,000 common shares of restricted stock to investors at $5.00 per share. The purpose of the offering is to acquire additional NIBs. As of the June 30, 2013, the Company has collected $7,320,000, for 1,464,000 common shares of restricted stock; paid $400,000 of the $560,000 due in introduction fees; and agreed to issue two year warrants to acquire 70,000 shares of the Company’s common stock at an exercise price of $5.00 per share.

 (11) GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2013, the Company had an accumulated deficit of $1,168,568 and a working capital deficit of $1,994,166. In addition, the Company is a development stage entity and has not generated any revenues and has negative operating cash flows from inception through June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

In this Quarterly Report on Form 10-Q, references to “Sundance,” the “Company,” “we,” “us,” “our” and words of similar import refer to Sundance Strategies, Inc., a Nevada corporation and its subsidiary, ANEW LIFE, INC., a Utah corporation (“ANEW LIFE”), unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to identify suitable acquisition targets;

•

our ability to successfully execute acquisitions on favorable terms;

•

declines in general economic conditions in the markets where we may compete;

•

unknown environmental liabilities associated with any companies we may acquire; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Plan of Operations

We are engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” These life insurance interests are anticipated to be held to maturity.  Our plan of operation for the next 12 months is to continue the acquisition of these life insurance interests whereby we will acquire the interests in life insurance policies at a discount to their face value for investment purposes.  We began purchasing the net insurance benefits in life insurance policies (“NIBs”) during our fiscal year ended March 31, 2013.  This is not a market sector without competition, and at present, we are a minor competitor.  We will need substantial funds to effectively compete in this industry, anticipated to be approximately $10,000,000 to $15,000,000, and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in the NIBs we recently acquired in fiscal 2013 or through debt or equity financing.  We may be required to expend not less than approximately $20,572,390 over premiums and servicing costs over the next five years.

We currently estimate proceeds of approximately $45,665,028 on the NIBs owned as of June 30, 2013.  This amount is based on the estimated proceeds from polices of $129,038,933 plus the estimated increase on return of premium policies over the life expectancy of those individuals of $5,182,949 less the senior debt outstanding of $20,727,306, expected premium payments of $41,229,556 over the life expectancies, and estimated expenses and interest of $26,599,992 over the term of the senior debt.  We anticipate that over the next 15 years that, during years 1-5, policies representing 11.9% of total death benefits will mature; during years 6-11, policies representing 70.4% of total death benefits will mature; and during the remaining years 12-15, policies representing 17.7% of the total death benefits will mature.  These percentages all assume that the policies mature according to the life expectancy of the underlying insured as of the date they were originally underwritten, without any adjustments for change in health or mortality improvement factors.

We used a “Deterministic” method to project the cash flows and returns as presented.  The model required many assumptions, including, but not limited to the following: (i) 15 year projections; (ii) a distinct number of lives; (iii) a distinct number of policies; (iv) life expectancy tables and projections; (v) premiums; (vi) senior lending fees; (vii) MPIC fees; and (viii) insurance, servicing and custodial fees.  While this method of modeling cash flows is helpful in informing us of our general expectation of potential returns that might be produced from our NIBs portfolio, it is by no means any guarantee of such results.  The actual performance of these NIBs interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from Sundance’s initial assumptions.  This portfolio of contains only 22 policies, though insurance rating agencies have stated that at least 1,000 lives are required to achieve any actuarial stability.  Many risk factors beyond these assumptions may result in our expectations being incorrect, as outlined under Part I, Item 1A Risk Factors, commencing on page 17 of our Annual Report; therefore, no assurance can be given that these estimated results will occur.

We advanced payments to purchase future additional life settlement products during the quarter ended June 30, 2013, and if these life settlement products become “Qualified NIBs” as defined in the acquisition documents and as discussed in Part II, Item 5, below, we will also utilize the “Deterministic” method to estimate what our proceeds from these “Qualified NIBs” may be, all subject to the same assumptions, qualifications and risks referenced above.  These life settlement products are not included in the estimates above because we have not been delivered the “Qualified NIBs” from which such calculations would be made.

Results of Operations

Revenue and Cost Recognition

We recognize revenue at the time a settlement closes and collection is reasonably assured.

Operating and General & Administrative Expenses

Operating Expenses

We had no material operations during the three months ended June 30, 2013, and we have no material operations as of the date of this Quarterly Report.  General and administrative expenses were $915,075 during the three months ended June 30, 2013. We had professional fees totaling $118,790 during the three months ended June 30, 2013.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

Other Expenses

Other expenses consist of interest accrued on the note payable of $2,999,000 used to purchase the investment in our NIBs.  During the three months ended June 30, 2013, interest expenses have accrued in the amount of $30,073.

Income Taxes

At June 30, 2013, we had no taxable income.

Liquidity and Capital Resources

We have cash assets at June 30, 2013, of $1,258,527.  We have $6,299,000 in investment in NIBs and have advanced $5,797,700 for investment in net insurance benefits. We have only common stock as our capital resource.  We will be reliant upon stockholder loans or private placements of equity or debt to fund any future of operations.  We have secured no sources of loans.  There is no assurance that we will be able to raise any required debt or equity financing.

On April 8, 2013, our Board of Directors approved a private offering of up to 3,000,000 common shares of our common stock, also comprised of “restricted securities” under SEC Rule 144 to “accredited investors” only at $5.00 per share. The purpose of the offering is to acquire additional NIBs or other life settlement products.  During the quarter ended June 30, 2013, we had received $7,320,000 for 1,464,000 common shares at $5.00 per share; paid $400,000 of the $560,000 due in introduction fees; and agreed to issue two year warrants to acquire 70,000 shares of our common stock at an exercise price of $5.00 per share.

For three months ended June 30, 2013, we had net cash used in operating activities of $6,238,665.  We used $5,797,700 as an advancement to purchase the investment in NIBs under the Del Mar ATA.  Net cash provided by financing activities totaled $6,951,775, which represents the funds we received from the private placement through June 30, 2013.

Long-Term Debt

At June 30, 2013, we had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations, although we do not currently contemplate doing so. Any such issuance will reduce the control of previous investors and may result in substantial additional dilution to investors purchasing shares from this offering.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our President who is also deemed to be our acting CFO, concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective and that the information required to be disclosed by us in reports filed under the Exchange Act is not (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We are in the process of adopting specific internal control mechanisms with our Board of Directors’ and our officers’ collaboration to ensure effectiveness as we grow our business.  We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls.  Future controls, among other things, will include more checks and balances and communication strategies between management and all members of the Board of Directors to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting and disclosure of information.  We also plan to hire additional personnel, subject to available funding.

Changes in Internal Control over Financial Reporting

With the exception of the matters discussed by us regarding our future controls to resolve our the present weaknesses in our controls and procedures, as discussed in the preceding section, there have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required; however, for information about risk factors affecting us, our business and our common stock, see our 10-K Annual Report for the fiscal year ended March 31, 2013, which was filed with the SEC on July 16, 2013.  See Part II, Item 6.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2013 (Jini Suttner stock option grant), and on April 5, 2013, our Board of Directors  approved the issuance of the following five year options, exercisable at $0.77 per share, to be subject to a yet to be adopted stock option or similar plan:

Name	Position	No. of Options	Vested	Vests 4/5/2014	Vests 4/5/2015	Vests 4/5/2016

Ty Mattingly	Chairman of the Board and Board Member	500,000	312,500	62,500	62,500	62,500
Randall F. Pearson	Board Member and Corporate Officer	500,000	312,500	62,500	62,500	62,500
Glenn S. Dickman	Board Member and Corporate Officer	500,000	312,500	62,500	62,500	62,500
Lisa Fuller	General Counsel	200,000	50,000	50,000	50,000	50,000
Jini Suttner	Former Director	5,000	5,000
Paul Jacobson		20,000	20,000
Nemo Perea		20,000	20,000
Dirk Wray		20,000	20,000
Mark Niu		20,000	20,000

We also privately offered and sold 1,464,000 shares of our common stock to “accredited investors” only during the quarter ended June 30, 2013, along with 70,000 warrants that were issued as partial consideration for “introduction fees” related to the private placement, entitling the holders to purchase 70,000 shares of our common stock comprised of “restricted securities” at a price of $5.00 for a two year term commencing May 31, 2013.

Our common stock, stock options and our warrants were issued pursuant to exemptions from registration under Sections 4(2) and 4(6) of the Securities Act, and Rule 506 of Regulation D of the SEC, and, as applicable, Regulation S of the SEC.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“DMF”).  The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets that are consideration and collateral for certain cash advances and expense payments made by the Company.  The end result of the

Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to DMF for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBS” having a combined face amount of $400,000,000, with “Qualified NIBs” meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality protection insurance coverage (“MPIC”). All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to the Company as collateral to assure delivery of the Qualified NIBs, will be re-conveyed to DMF upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000. In the event DMF is unable to provide the Qualified NIBs by December 31, 2013, the Company will have the option of selling any of the assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA. If the full balance of Qualified NIBs is provided by DMF, the Company will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. The promissory note has a two year term from the effective date and bears an interest rate of 4.0% per annum. Total interest and principal amounts are due upon maturity.  As of June 30, 2013, the Company had advanced $5,797,700 in payments and covered expenses under the Del Mar ATA, and no tranches of “Qualified NIBs” had been delivered to the Company.  For additional information about the Del Mar ATA, please see our 8-K Current Report dated June 7, 2013, and filed with the Securities and Exchange Commission on June 20, 2013.  See Part II, Item 6.01.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

Exhibit Number	Description

19	Stockholder Letter dated August 9, 2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and acting CFO.

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Documents Incorporated by Reference

10-K Annual Report for the fiscal year ended March 31, 2013, and filed with the Securities and Exchange Commission on July 16, 2013.

8-K Current Report dated June 7, 2013, and filed with the Securities and Exchange Commission on June 20, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Sundance Strategies, Inc.

Date:	August 12, 2013	By:	/s/Randall F. Pearson
Randall F. Pearson, President and Director

Date:	August 12, 2013	By:	/s/Glenn S. Dickman
Glenn S. Dickman, Secretary and Director

Date:	August 12, 2013	By:	/s/Ty Mattingly
Ty Mattingly, Director