Form 10-Q
period 2013-09-30
Sundance Strategies, Inc.
filed 2013-11-14
CIK 1171838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 14, 2013 – 42,261,441 shares of common stock (does not include certain shares subscribed and paid, nor subscribed and to be paid [see Note 12 of the Condensed Consolidated Financial Statements]).

NAME REFERENCES

In this Quarterly Report, references to “Sundance Strategies,” the “Company,” “we,” “our,” “us” and words of similar import, refer to “Sundance Strategies, Inc.,” the Registrant,  and where applicable, include the current and intended business operations of ANEW LIFE, INC., a Utah corporation and our wholly-owned subsidiary (“ANEW LIFE”), our acquisition of which, by merger, occurred on March 29, 2013.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Sundance,” the “Company,” “we,” “us,” “our” and words of similar import refer to Sundance Strategies, Inc., a Nevada corporation and its subsidiary, ANEW LIFE, INC., a Utah corporation (“ANEW LIFE”), unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others: These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the six month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended March 31, 2014. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2013, Financial Statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the fiscal year ended March 31, 2013, which was filed with the SEC on July 16, 2013.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

                                                                                                                                                                                         Page(s)

Condensed Consolidated Balance Sheets as of September 30, 2013 and March 31,

2013

6

Condensed Consolidated Statements of Operations for the Three and Six Months Ended

September 30, 2013 and the period from inception (January 31, 2013) through September 30, 2013                       7

Condensed Consolidated Statements of Cash Flows for the Six Months Ended

September 30, 2013 and the period from inception (January 31, 2013) through September 30, 2013

8

Notes to the Condensed Consolidated Financial Statements

           9-15

SUNDANCE STRATEGIES, INC.  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	March 31,
	2013	2013
ASSETS

Current Assets
Cash and Cash Equivalents	$979,557	$545,417

Total Current Assets	979,557	545,417

Other Assets
Advance for Investment in Net Insurance Benefits	6,414,063	-
Investment in Net Insurance Benefits	6,299,000	6,299,000

Total Other Long-term Assets	12,713,063	6,299,000

Total Assets	$13,692,620	$6,844,417

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$143,578	$89,082
Advances	4,000	4,000
Notes Payable-related party	3,441	3,441
Notes Payable	2,999,000	2,999,000

Total Current Liabilities	3,150,019	3,095,523

Total Liabilities	3,150,019	3,095,523

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares,
par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares,
par value $0.001; 42,261,441 and 40,797,441 shares issued and outstanding	42,261	40,798
Subscription Receivable	(5,735)	(37,510)
Additional Paid In Capital	11,263,661	3,850,257
Additional Paid In Capital-Stock to be Issued	752,500	-
Deficit accumulated during development stage	(1,510,086)	(104,651)

Total Stockholders' Equity	10,542,601	3,748,894

Total Liabilities and Stockholders' Equity	$13,692,620	$6,844,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statement of Operations

For the Three and Six Months Ended September 30, 2013

And for the Period From January 31, 2013 (Inception) to September 30, 2013

(Unaudited)

	Three Month	Six Month	From Inception
	Ended	Ended	[January 31, 2013] to
	September 30,	September 30,	September 30,
	2013	2013	2013

INCOME	$-	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	186,681	1,101,756	1,155,658
Professional Fees	124,128	242,918	287,090

Total Operating Expenses	310,809	1,344,674	1,442,748

Loss from Operations	(310,809)	(1,344,674)	(1,442,748)

Other Income (Expense)
Interest Income	-	21	21
Interest Expense	(30,709)	(60,782)	(67,359)

Total Other Income (Expense)	(30,709)	(60,761)	(67,338)

Loss Before Income Taxes	(341,518)	(1,405,435)	(1,510,086)
Income Tax Provision	-	-	-

NET LOSS	$(341,518)	$(1,405,435)	$(1,510,086)

Basic and Diluted Loss Per Share of Common Stock	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding	42,261,441	41,781,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC.  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended September 30, 2013

And For The Period From January 31, 2013 (Inception) To September 30, 2013

(Unaudited)

	Six Months Ended	From Inception to
	September 30,	September 30,
	2013	2013

OPERATING ACTIVITIES

Net Loss	$(1,405,435)	$(1,510,086)
Adjustments to reconcile to cash from operating activities:
Share Based Compensation - options	659,867	659,867
Advance for investments in net insurance benefits	(6,414,063)	(6,414,063)
Accounts payable and accrued expenses	14,496	95,824
Investment in net insurance benefits	-	(3,300,000)

Net Cash from Operating Activities	(7,145,135)	(10,468,458)

FINANCING ACTIVITIES

Proceeds from advances form related parties	-	-
Common Stock issued for cash	6,826,775	10,695,515
Common Stock to be issued	752,500	752,500

Net Cash from Financing Activities	7,579,275	11,448,015

NET INCREASE IN CASH	434,140	979,557
CASH AT BEGINNING OF PERIOD	545,417	-

CASH AT END OF PERIOD	$979,557	$979,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
Common stock issued for subscription receivable	$-	$5,735
Life insurance policies purchased with debt	$-	$2,999,000
Liabilities assumed through the merger	$-	$15,195
Fair value of warrants issued as stock issuance costs	$139,251	$139,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2013

(1) ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2013 audited consolidated financial statements and the accompanying notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. These endeavors ceased in 2006, and it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company” or “we”). The Company is a specialty financial services company which engaged in the secondary market for life insurance known generally as “life settlements.” The Company purchases the net insurance benefit contracts (“NIB”) on life insurance policies between the sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes. The purchasers have available credit to pay premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the NIB after all borrowings, interest, and expenses have been paid out of the settlement proceeds.

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

(3) INVESTMENT IN NET INSURANCE BENEFITS

From time to time, we purchase interests in the NIB on life insurance policies to hold for investment purposes. ASC 325-30, “Investments in Insurance Contracts,” provides that a purchaser may elect to account for its investments in net insurance settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Typically, continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the underlying insurance policy in force are capitalized within the carrying value. The Company is not responsible for maintaining premiums or other expenses related to maintaining the net insurance settlement contracts. Instead, the NIB is reduced by policy premium payments and expenses and the capitalized carrying value remains unchanged. We hold a 100% interest on the NIBs on the life insurance policies as of September 30, 2013. The potential proceeds the Company receives from this interest will be net of the policy premium payments, interest and other expenses incurred by the policy holders. We have elected to use the investment method and refer to the recorded amount as the carrying value of the policies.

The carrying value of the investment in NIB contracts totaled $6,299,000 as of September 30, 2013. The table below describes the Investment in Net Insurance Benefit Contracts and the underlying policies at September 30, 2013:

Policies With Remaining Life Expectancy (in years)	Number of Interests in Life Settlement Contracts	Face Value of Underlying Policies
0-1	0	$-
1-2	0	-
2-3	0	-
3-4	0	-
4-5	4	16,000,000
Thereafter	18	113,365,234
Total of all policies	22	$129,365,234

The face value of the underlying policies of $129,365,234 represents the total insurance settlement on the life insurance policies as of September 30, 2013, including the increase for certain policies that have return of premium provisions of $326,301. Effectively, as of September 30, 2013, the policy holders had paid $22,316,954 on policy premiums and other expenses on the insurance contracts. The policy holders are independent of the Company, and as separate entities there is a risk that such entities might not continue to pay the policy premiums and other expenses as has been done historically. The Company monitors the policy holders’ ability to maintain the underlying policies, and in the event the policy holders are unable to make the required payments the Company would evaluate whether to directly maintain the underlying policies or allow them to elapse. The policy holders currently have senior loan agreements and MPIC reinsurance to cover these payments. As of September 30, 2013, none of the underlying policies have elapsed and the required payments remain current.

We evaluate the carrying value of our investment in policies on a regular basis and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. We recognize impairment on NIB contract if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and direct external costs, if any. Impairment of the NIB contract is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We have not recognized an impairment from January 31, 2013 (inception) to the period ended September 30, 2013. The risks that we might experience as a result of investing in policies are an unknown remaining life expectancy, a change in credit worthiness of the policy issuer, increased or changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity and changes in discount rates. The policy holder is currently financing the premiums. There are also risks associated with the policy holder’s ability to repay such financing and the occurrence of events of default under such financing.

Beyond the investment and initial direct costs incurred at the acquisition of the NIB contracts, which are capitalized and reported on the financial statements, the Company is not liable or directly responsible for the historical or future premiums or other expenses and interest because they are maintained by the policy holders or other external parties. Therefore, the investment balance on the Company’s balance sheet does not increase when premiums or other expenses are paid. The table below describes the future estimated premiums payments, other expenses and interest paid by external parties expected to be paid on the policies through the estimated death date as of September 30, 2013:

Year	Premiums	Expenses + Interest	Total
Year 1	$(4,090,200)	$(2,129,869)	$(6,220,069)
Year 2	(4,413,200)	(3,791,449)	(8,204,649)
Year 3	(4,456,461)	(2,537,915)	(6,994,376)
Year 4	(3,891,704)	(3,090,988)	(6,982,692)
Year 5	(3,816,127)	(2,774,967)	(6,591,094)
Thereafter	(19,599,674)	(11,647,356)	(31,247,030)
Total	$(40,267,366)	$(25,972,544)	$(66,239,910)

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

(4) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“Del Mar”). The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets that are consideration and collateral for certain cash advances and expense payments made by the Company. The end result of the Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBS” before December 31, 2013, having a combined face amount of $400,000,000, with “Qualified NIBs” meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality protection insurance coverage (“MPIC”). All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to the Company as collateral to assure delivery of the Qualified NIBs will be re-conveyed to Del Mar upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000. In the event Del Mar is unable to provide the Qualified NIBs by December 31, 2013, the Company will have the option of selling any of the assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA. If the full balance of Qualified NIBs is provided by Del Mar, the Company will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. Promissory notes may be issued, pro rata, as Qualified NIBs are received. The promissory notes have a two year term from the effective date and bear an interest rate of 4.0% per annum. Total interest and principal amounts are due upon maturity.

As part of the Del Mar ATA, the Company entered into a Structuring and Consulting Agreement with Europa (“Europa Agreement”).  The Company is required to pay a structuring fee of 1% of the face amount of the life insurance policies underlying all NIBs introduced and acquired, payable as follows: 50% of the fee on the delivery of the NIBs; and the remaining 50% being payable on the conversion of the NIBs to Qualified NIBs as defined in the Del Mar ATA.  The total restructuring fee will be up to $4,000,000.  In the event that any cash consideration by the Company under the Del Mar ATA exceeds the defined $8,000,000 cash threshold, the amount payable under the Structuring and Consulting Agreement will be reduced on a dollar for dollar basis for any such overage.  The total purchase price will not exceed $24,000,000 under the Del Mar ATA, which is comprised of $12,000,000 in cash consideration and $12,000,000 in promissory notes.

As of September 30, 2013, the Company had advanced $6,414,063 in payments and covered expenses under the Del Mar ATA and Europa Agreement, and no tranches of “Qualified NIBs” had been delivered to the Company.

(5) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

(6) RELATED PARTY PAYABLES

At September 30, 2013, the Company owed $3,441 to related parties (officers and directors) for expenses paid on behalf of the Company. The Company made no payments in the current period on these related party transactions as of September 30, 2013.

(7) NOTES PAYABLE

On March 11, 2013, the Company purchased an interest in NIBs totaling $5,999,000, with a portion paid in cash of $3,000,000 and the remainder covered by a secured note in the amount of $2,999,000. The note bears a compounding per annum interest rate of 4% with a maturity date of December 31, 2013. Payment of principal and interest are due in full on maturity date. The note is secured by 50% of the NIBs. The lender has first priority status on benefits paid and the percentage secured decreases as payments are made on the note. At September 30, 2013, the Company owed the full amount of the original principal and $67,359 in accrued interest.  See Note 12.

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

The Company has recorded stock-based compensation expense of $659,867 related to these options for the six months ended September 30, 2013.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value
Balance March 31, 2013	-	$-	$-	-	$-
Granted	1,785,000	0.77	0.96	4.80	463,029
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of September 30, 2013	1,785,000	$0.77	$0.96	4.55	$7,550,550
Ending Vesting	1,072,500	$0.77	$0.96	4.55	$4,536,675

The remaining $374,931 will be recognized ratably over the requisite service period.

(9) WARRANTS

On April 8, 2013, the Company approved a private placement of its common stock that provided for the payment of introduction fees in the form of cash and warrants and later amended. As a result of investments totaling $7,000,000 in this private offering by persons introduced to the Company, the Company authorized the issuance of 70,000 warrants to purchase 70,000 shares of the Company’s common stock. The warrants have an exercise price of $5.00 per share and have a contractual life of two years from the effective date of the funds invested in the offering by the parties introduced to the Company, which was May 31, 2013. The Company recorded $139,251 in stock issuance costs related to the warrants as of September 30, 2013.

The Company valued the 70,000 warrants using the Black-Scholes option pricing model under the following assumptions: $5.00 market price, $5.00 exercise price, 2 years expected life, 73% expected volatility, 0.30% risk free rate.

	Number of Options	Weighted Average Exercise Price	Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value
Outstanding as of March 31, 2013	-	$-	$-	-	$-
Granted	70,000	5.00	1.96	1.92	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of September 30, 2013	70,000	$5.00	$1.96	1.67	$-
Ending Vesting	70,000	$5.00	$1.96	1.67	$-

The Company recognized the full $139,251 as stock issuance costs during the six months ended September 30, 2013.

(10) STOCK TRANSACTIONS

Preferred Stock

The Company has authorized 10,000,000 shares of its preferred stock at a par value of $0.001 per share. As of September 30, 2013 there were no preferred shares issued and outstanding.

Common Stock

As of September 30, 2013, the Company has 500,000,000 shares of common stock authorized with a par value of $0.001 per share and 42,261,441 shares of common stock issued and outstanding.

On April 8, 2013, the Company approved a private offering of up to 3,000,000 common shares of restricted stock to investors at $5.00 per share. The purpose of the offering is to acquire additional NIBs. As of the September 30, 2013, the Company has collected $8,072,500, for 1,614,500 common shares of restricted stock of which 1,464,000 shares were issued for cash of $7,320,000 and 150,500 shares are to be issued for cash of $752,500; paid $545,000 of the $585,000 due in introduction fees; and agreed to issue two year warrants to acquire 70,000 shares of the Company’s common stock at an exercise price of $5.00 per share.

(11) GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2013, the Company had an accumulated deficit of $1,510,086 and a working capital deficit of $2,170,462. In addition, the Company is a development stage entity and has not generated any revenues and has negative operating cash flows from inception through September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

(12) SUBSEQUENT EVENTS

On October 3, 2013, the Company made additional payments of costs and expenses as required in the Del Mar ATA, totaling $1,717,022, to release the liens on all of the assets acquired by the Company under the Del Mar ATA.

On October 11, 2013, the Company issued 400,000 stock options to an employee, with 10% of the options vesting six months after the date of issuance and the remaining options to vest monthly over the next 36 months subject to continuing employment with the Company. The options have an exercise price of $5 per share and a contractual term of 5 years.

On October 29, 2013, the Company and Europa, with the agreement of Del Mar, amended the Europa Agreement and the Del Mar ATA to acknowledge that the Total Up Front Cash Payment due from the Company under the Del Mar ATA and Europa Agreement shall not exceed $12,000,000; that the Company would receive a credit on a dollar for dollar basis of the Cash Payment and all costs and expenses paid under the Del Mar ATA over $8,000,000, against all fees due Europa under the Europa Agreement or the Del Mar ATA; and acknowledged receipt of $8,241,319 having been paid by the Company in such Cash Payment and costs and expenses.

On October 29, 2013, the Company also entered into an Exclusivity Agreement with the consultant to Europa under the Europa Agreement under which the Company advanced $25,000 to such consultant for services related to the purchase of Qualified NIBs associated with the $400,000,000 in life insurance policies under the Del Mar ATA.

On November 5, 2013, the Company entered into an Amended and Restated Promissory Note (the “Amended Note”) that amended the $2,999,999 secured note reference in Note 7 above regarding its initial purchase of NIBs as follows: (i) the Amended Note was payable to Del Mar rather than its initial payee (ii) the due date of the Amended Note was extended from December 31, 2013, to April 11, 2015; (iii) the Amended Note provided that in the event that $400,000,000 of Qualified NIBs have been acquired by the Company in accordance with the Del Mar ATA or otherwise were accepted by the Company, even though not meeting the precise definition of “Qualified NIBs” in the Del Mar ATA, and the Company issues a bond prior to April 11, 2014, the then outstanding principal balance of the Amended Note shall be reduced to $2,000,000 (if the then outstanding principal balance exceeds $2,000,000 at the time); (iv) at any time after April 11, 2014, until the Maturity Date, the Company shall have the option, in its sole discretion and without qualification, and on five days notice to holder, to decrease the then outstanding principal balance of the Amended Note to $1,500,000; provided, further, that upon the exercise of such option, the Collateral described in the Pledge Agreement regarding such notes shall be reduced from 50% to 40% of the Company’s NIBs; and (v) the Amended Note may be prepaid, in whole or in part, by the Company at any time without penalty.  Any net death benefit or bond proceeds paid to maker or the Company in connection with the assets purchased under the PCH NIBs Transfer Agreement dated March 11, 2013, shall be used to prepay the Amended Note; provided, however, no such death benefits or bond proceeds paid to the maker or the Company shall be accounted for in any manner that would cause the Company to not receive the full benefit of the reductions of the principal balance of the Amended Note outlined in items (iii) and (iv), above, without qualification, except the conditions outlined in items (iii) and (iv), above.  The Amended Note also provided that notwithstanding anything herein or in any agreement referenced herein to the contrary, once accrued interest and $1,500,000 has been paid, the Amended Note shall be deemed to be paid in full, and all collateral shall be the sole and separate property of the Company, without exception.  The Company may set off any claim it has against holder in payment of the Amended Note, without qualification.”

On November 5, 2013, the Amended Note was assigned by the Company to Del Mar; Del Mar assigned it to another party for $1,000,000 retaining a buyback option (the “Buyback Option”) for a period of 12 months from the date of the assignment of the Amended Note to buy back the Amended Note at a price equal to the $1,000,000,  plus an additional 2.0% for each month (whole or partial) that had elapsed from the date of the assignment to the date that the Buyback Option is exercised (the “Buyback Price”). Further, notwithstanding the foregoing, the Buyback Price shall in no circumstances be less than an amount equal to $1,120,000.00 (the “Minimum Buyback Price”).  The Company acquired this Buyback Option from Del Mar on the same date, with the provision that it would revert to Del Mar if it had delivered and the Company had accepted $400,000,000 of Qualified NIBs under the Del Mar ATA.

Subsequent to the quarter ended September 30, 2013, the Company sold 1,384,000 common shares for aggregate gross proceeds of $6,920,000.  All subscriptions have been paid except three of the investors’ subscriptions are due, respectively, on November 18, 2013 ($2,000,000); November 30, 2013 ($3,000,000); and December 15, 2013 ($1,500,000).  The Company is obligated to pay introduction fees on these three investors’ funds, on receipt of these funds, equal to 8% of the gross proceeds thereof or $520,000.  It has paid $6,400 in introduction fees on two other subscriptions received and paid subsequent to September 30, 2013.  $100,000 was also received for 20,000 of the shares that were subscribed in the quarter ended September 30, 2013. These shares have not been issued; nor have 170,500 shares subscribed for during the quarter ended September 30, 2013.

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

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others: These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the SEC, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Plan of Operations

We are engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” These life insurance interests are anticipated to be held to maturity. Our plan of operation for the next 12 months is to continue the acquisition of these life insurance interests whereby we will acquire the interests in life insurance policies at a discount to their face value for investment purposes. We began purchasing the net insurance benefits in life insurance policies (“NIBs”) during our fiscal year ended March 31, 2013. This is not a market sector without competition, and at present, we are a minor competitor. We will need substantial funds to effectively compete in this industry, anticipated to be approximately $10,000,000 to $15,000,000 in total, and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in the NIBs we recently acquired in fiscal 2013 or through debt or equity financing. We may be required to expend not less than approximately $20,667,692 over premiums and servicing costs over the next five years.

We currently estimate proceeds of approximately $45,665,018 on the NIBs owned as of September 30, 2013. This amount is based on the estimated proceeds from polices of $129,038,933 plus the estimated increase on return of premium policies over the life expectancy of those individuals of $5,182,949 less the senior debt outstanding of $22,316,954, expected premium payments of $40,267,366 over the life expectancies, and estimated expenses and interest of $25,972,544 over the term of the senior debt. We anticipate that over the next 15 years that, during years 1-5, policies representing 11.9% of total death benefits will mature; during years 6-11, policies representing 72.6% of total death benefits will mature; and during the remaining years 12-15, policies representing 15.4% of the total death benefits will mature. These percentages all assume that the policies mature according to the life expectancy of the underlying insured as of the date they were originally underwritten, without any adjustments for change in health or mortality improvement factors.

We used a “Deterministic” method to project the cash flows and returns as presented. The model required many assumptions, including, but not limited to the following: (i) 15 year projections; (ii) a distinct number of lives; (iii) a distinct number of policies; (iv) life expectancy tables and projections; (v) premiums; (vi) senior lending fees; (vii) MPIC fees; and (viii) insurance, servicing and custodial fees. While this method of modeling cash flows is helpful in informing us of our general expectation of potential returns that might be produced from our NIBs portfolio, it is by no means any guarantee of such results. The actual performance of these NIBs interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from Sundance’s initial assumptions. This portfolio contains only 22 policies, though insurance rating agencies have stated that at least 1,000 lives are required to achieve any actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect, as outlined under Part I, Item 1A Risk Factors, commencing on page 17 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which was filed with the SEC on July 12, 2013 (see Item 6); therefore, no assurance can be given that these estimated results will occur.

We advanced payments to purchase future additional life settlement products during the six months ended September 30, 2013, and if these life settlement products become “Qualified NIBs” as defined in the acquisition documents and as discussed in Part II, Item 5, below, we will also utilize the “Deterministic” method to estimate what our proceeds from these “Qualified NIBs” may be, all subject to the same assumptions, qualifications and risks referenced above. These life settlement products are not included in the estimates above because we have not been delivered the “Qualified NIBs” from which such calculations would be made.

Results of Operations

Revenue and Cost Recognition

The Company accounts for its investment in life settlement contracts under FASB ASC 325-30.  Under this guidance, the Company elects to account for the contracts using either the investment method or the fair value method on an instrument-by-instrument basis.  The Company has elected to account for its current investments in net insurance benefits under the investment method.  Under the investment method, the Company recognizes income upon final settlement of the underlying contract and once the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104) have been met, which entails recognizing revenues when an arrangement exists, the terms are fixed or determinable, and only at the time a settlement closes and collection is reasonably assured.  The Company recognizes income as the difference between the carrying amount of the underlying life settlement contract and the net proceeds received for the underlying policy.

Operating and General & Administrative Expenses

Operating Expenses

We had no material operations during the three and six months ended September 30, 2013, and we have no material operations as of the date of this Quarterly Report.  General and administrative expenses were $186,681 and $1,101,756 during the three and six months ended September 30, 2013, respectively.  General and administrative expenses are primarily comprised of stock based compensation, payroll and travel expenses, and policy servicing fees. We had professional fees totaling $124,128 and $242,918 during the three and six months ended September 30, 2013, respectively.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act.

Other Expenses

Other expenses consist of interest accrued on the note payable of $2,999,000 used to purchase the investment in our NIBs. During the three and six months ended September 30, 2013, interest expenses have accrued in the amount of $30,709 and $60,782, respectively.

Income Taxes

At September 30, 2013, we had no taxable income.

Liquidity and Capital Resources

We have cash assets at September 30, 2013, of $979,557.  We have $6,299,000 in investment in NIBs and have advanced $6,414,063 for investment in net insurance benefits.  We have only common stock as our capital resource.  We will be reliant upon stockholder loans or private placements of equity or debt to fund any future of operations.  We have secured no sources of loans.  There is no assurance that we will be able to raise any required debt or equity financing.

On April 8, 2013, our Board of Directors approved a private offering of up to 3,000,000 common shares of our common stock, also comprised of “restricted securities” under SEC Rule 144 to “accredited investors” only at $5.00 per share.  The purpose of the offering is to acquire additional NIBs or other life settlement products.  During the six months ended September 30, 2013, we had received $8,072,500 for 1,614,500 common shares at $5.00 per share of which 1,464,000 share were issued for cash of $7,320,000 and 150,500 shares are to be issued for cash of $752,500; paid $545,000 of the $585,000 due in introduction fees; and agreed to issue two year warrants to acquire 70,000 shares of our common stock at an exercise price of $5.00 per share.

For six months ended September 30, 2013, we had net cash used in operating activities of $7,145,135.  We used $6,414,063 as an advancement to purchase the investment in NIBs under the Del Mar ATA.  Net cash provided by financing activities totaled $7,579,275, which represents the funds we received from the private placement through September 30, 2013.

Long-Term Debt

At September 30, 2013, we had no long-term debt. We may borrow money in the future to finance our future operations. Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

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

We also privately offered and sold 1,614,500 shares of our common stock to “accredited investors” only during the six months ended September 30, 2013, along with 70,000 warrants that were issued as partial consideration for “introduction fees” related to the private placement, entitling the holders to purchase 70,000 shares of our common stock comprised of “restricted securities” at a price of $5.00 for a two year term commencing May 31, 2013.

As of November 12, 2013, the Company completed its $15,000,000 private placement of shares of its common stock comprised of “restricted securities” as defined in Rule 144 of the SEC, to “accredited investors” only, selling 3,018,500 shares for aggregate gross proceeds of $15,092,500.

1,384,000 of these shares were sold subsequent to the quarter ended September 30, 2013, for aggregate gross proceeds of $6,920,000.  All subscriptions have been paid except three of the investors’ subscriptions are due, respectively, on November 18, 2013 ($2,000,000); November 30, 2013 ($3,000,000); and December 15, 2013 ($1,500,000).  The Company is obligated to pay introduction fees on these three investors’ funds, on receipt of these funds, equal to 8% of the gross proceeds thereof or $520,000.  It has paid $6,400 in introduction fees on two other subscriptions received and paid subsequent to September 30, 2013.

Our common stock, stock options and our warrants were issued pursuant to exemptions from registration under Sections 4(a)(2) and 4(a)(5) of the Securities Act, and Rule 506(b) of Regulation D of the SEC, and, as applicable, Regulation S of the SEC.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

On October 21, 2013, we appointed Matthew G. Pearson as Chief Operating Officer.  Mr. Pearson is 47 years of age. There are no family relationships between Mr. Pearson and any director or executive officer of the Company.  Mr. Pearson has 25 years experience in corporate finance, real estate brokerage and development.  He was a cofounding partner with EHI, LLC, which was established in August of 2009.  EHI, LLC is a Life Settlement Securitization Company.  During his tenure at the company, Mr. Pearson managed every aspect of the company’s business since inception, including transaction design and implementation, policy selection, ownership structure for the corporate entities to ensure appropriate tax treatment, to creation and consummation of agreements with 20 vendors required to structure and complete the bond offering tied to the securitization.   From July, 2011, to his employment as COO with the Company, he was also a partner in Evolution Capital Partners, a company in the business of providing loans to small cap publicly-traded companies.  See our 8-K Current Report dated October 21, 2013, which was filed with the on October 24, 2013.  See Item 6.

Other Agreements

For additional information regarding the matters set forth in Note 12 of our Condensed Consolidated Financial Statements that accompany this Quarterly Report, along with copies of the respective agreements discussed, as applicable, see our 8-KA-2 Current Report dated June 7, 2013, which was filed with the SEC on November 14, 2013.  See Part II, Item 6.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

Exhibit Number	Description

10.1	Matthew G. Pearson Employment Agreement
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and acting CFO.

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Documents Incorporated by Reference

8-KA-2 Current Report dated June 7, 2013, which was filed with the SEC on November 14, 2013.

8-K Current Report dated October 21, 2013, which was filed with the on October 24, 2013, regarding the employment of a COO.

10-K Annual Report for the fiscal year ended March 31, 2013, which was filed with the SEC on July 16, 2013.

8-K Current Report dated June 7, 2013, and filed with the SEC on June 20, 2013, regarding the Del Mar ATA.

8-K Current Report dated March 29, 2013, which was filed with the SEC on April 5, 2013, along with our 8-KA Current Reports of the same date, which were respectively filed with the SEC on May 24, 2013, July 12, 2013, and September 12, 2013, regarding the PCH Transfer Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Sundance Strategies, Inc.

Date:	November 14, 2013	By:	/s/Randall F. Pearson
Randall F. Pearson, President and Director, Acting CFO