Form 10-Q
period 2013-12-31
Sundance Strategies, Inc.
filed 2014-02-14
CIK 1171838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: February 14, 2014 – 42,915,941 shares of common stock (does not include certain shares that have been subscribed for and which subscriptions have not yet been paid [see Note 12 of our Condensed Consolidated Financial Statements]).

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

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations on our business and our failure to successfully develop, compete in and finance our current and intended business operations.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the nine month period ended December 31, 2013, are not necessarily indicative of the results that may be expected for the year ended March 31, 2014. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2013, Financial Statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the fiscal year ended March 31, 2013, which was filed with the SEC on July 16, 2013, and which is referenced in Part II, Item 6 hereof.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

                                                                                                                                                                         Page(s)

Condensed Consolidated Balance Sheets as of December 31, 2013 and March 31,

2013

  6

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended

December 31, 2013 and the period from inception (January 31, 2013) through December 31, 2013

  7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

December 31, 2013 and the period from inception (January 31, 2013) through December 31, 2013

  8

Notes to the Condensed Consolidated Financial Statements

             9-15

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	March 31,
	2013	2013

ASSETS

Current Assets
Cash and Cash Equivalents	$124,850	$545,417

Total Current Assets	124,850	545,417

Other Assets
Advance for Investment in Net Insurance Benefits	8,572,972	-
Notes Receivable	861,000	-
Accrued Interest Income	4,710	-
Investment in Net Insurance Benefits	6,299,000	6,299,000

Total Other Long-term Assets	15,737,682	6,299,000

Total Assets	$15,862,532	$6,844,417

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$21,124	$89,082
Advances	4,000	4,000
Notes Payable-related party	3,441	3,441
Notes Payable	-	2,999,000

Total Current Liabilities	28,565	3,095,523

Long-Term Liabilities
Notes and Accrued Interest Payable	1,425,254	-

Total Long-Term Liabilities	1,425,254	-

Total Liabilities	1,453,819	3,095,523

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares, par value $0.001; 42,261,441 and 40,797,441 shares issued and outstanding	42,261	40,798
Subscription Receivable	(5,735)	(37,510)
Additional Paid In Capital	11,318,393	3,850,257
Additional Paid In Capital- Stock to be Issued	3,272,500	-
Deficit accumulated during development stage	(218,706)	(104,651)

Total Stockholders' Equity	14,408,713	3,748,894

Total Liabilities and Stockholders' Equity	$15,862,532	$6,844,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statement of Operations

For the Three and Nine Months Ended December 31, 2013

And for the Period From January 31, 2013 (Inception) to December 31, 2013

(Unaudited)

	Three Month	Nine Month	From Inception
	Ended	Ended	[January 31, 2013] to
	December 31,	December 31,	December 31,
	2013	2013	2013

INCOME	$-	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	253,770	1,355,526	1,409,428
Professional Fees	100,664	343,582	387,754

Total Operating Expenses	354,434	1,699,108	1,797,182

Loss from Operations	(354,434)	(1,699,108)	(1,797,182)

Other Income (Expense)
Gain on Extinguishment of Debt	1,672,124	1,672,124	1,672,124
Interest Income	4,710	4,731	4,731
Interest Expense	(31,020)	(91,802)	(98,379)

Total Other Income (Expense)	1,645,814	1,585,053	1,578,476

Loss Before Income Taxes	1,291,380	(114,055)	(218,706)
Income Tax Provision	-	-	-

NET INCOME (LOSS)	$1,291,380	$ (114,055)	$(218,706)

Basic and Diluted Income (Loss) Per Share of Common Stock	$0.03	$(0.01)

Weighted Average Number of Shares Outstanding	42,261,441	41,490,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended December 31, 2013

And For The Period From January 31, 2013 (Inception) To December 31, 2013

(Unaudited)

	Nine Months Ended	From Inception to
	December 31,	December 31,
	2013	2013

OPERATING ACTIVITIES

Net Loss	$(114,055)	$(218,706)
Adjustments to reconcile to cash from operating activities:
Gain on Extinguishment of Debt	(1,672,124)	(1,672,124)
Share Based Compensation - options	735,999	735,999
Advance for investments in net insurance benefits	(8,572,972)	(8,572,972)
Accrued interest income	(4,710)	(4,710)
Accrued Interest	91,802	98,378
Accounts payable	(61,382)	13,370
Investment in net insurance benefits	-	(3,300,000)

Net Cash from Operating Activities	(9,597,442)	(12,920,765)

INVESTING ACTIVITIES

Notes receivable	(861,000)	(861,000)

Net Cash from Investing Activities	(861,000)	(861,000)

FINANCING ACTIVITIES

Common Stock issued for cash	6,765,375	10,634,115
Common Stock to be Issued	3,272,500	3,272,500

Net Cash from Financing Activities	10,037,875	13,906,615

NET INCREASE (DECREASE) IN CASH	(420,567)	124,850
CASH AT BEGINNING OF PERIOD	545,417	-

CASH AT END OF PERIOD	$124,850	$124,850

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for subscription receivable	$-	$37,510
Life insurance policies purchased with debt	$-	$2,999,000
Liabilities assumed through the merger	$-	$15,195
Fair value of warrants issued as stock issuance costs	$139,251	$139,251
Gain on extinguishment of debt	$1,672,124	$1,672,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2013

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

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. These endeavors ceased in 2006, and it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company” or “we”). The Company is a specialty financial services company which is engaged in the secondary market for life insurance known generally as “life settlements.” The Company purchases the net insurance benefit contracts (“NIB”) on life insurance policies between the sellers and purchasers, but does not take possession or control of the policies other than the policies held as collateral for the advances, of which the Company does take temporary possession until collateral is returned for qualified NIBs. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes. The purchasers have available credit to pay premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the NIB after all borrowings, interest, and expenses have been paid out of the settlement proceeds.

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

(3) INVESTMENT IN NET INSURANCE BENEFITS

From time to time, we purchase interests in the NIB on life insurance policies to hold for investment purposes. ASC 325-30, “Investments in Insurance Contracts,” provides that a purchaser may elect to account for its investments in net insurance settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Typically, continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the underlying insurance policy in force are capitalized within the carrying value. The Company is not responsible for maintaining premiums or other expenses related to maintaining the net insurance settlement contracts. Instead, the NIB is reduced by policy premium payments and expenses and the capitalized carrying value remains unchanged. We hold a 100% interest on the NIBs on the life insurance policies as of December 31, 2013. The potential proceeds the Company receives from this interest will be net of the policy premium payments, interest and other expenses incurred by the policy holders. We have elected to use the investment method and refer to the recorded amount as the carrying value of the investment in net insurance benefits.

The carrying value of the investment in NIB contracts totaled $6,299,000 as of December 31, 2013. The table below describes the Investment in Net Insurance Benefit Contracts and the underlying policies at December 31, 2013:

Policies With Remaining Life Expectancy (in years)	Number of Interests in Life Settlement Contracts	Face Value of Underlying Policies
0-1	0	$-
1-2	0	-
2-3	0	-
3-4	1	10,000,000
4-5	3	6,000,000
Thereafter	18	113,423,734
Total of all policies	22	$129,423,734

The face value of the underlying policies of $129,423,734 represents the total insurance settlement on the life insurance policies as of December 31, 2013, including the increase for certain policies that have return of premium provisions of $384,801. Effectively, as of December 31, 2013, the policy holders had paid and accrued $23,786,079 on policy premiums, interest, and other expenses on the insurance contracts. The policy holders are independent of the Company, and as separate entities, there is a risk that such entities might not continue to pay the policy premiums and other expenses as has been done historically. The Company monitors the policy holders’ ability to maintain the underlying policies, and in the event the policy holders are unable to make the required payments, the Company would evaluate whether to directly maintain the underlying policies or allow them to elapse. The policy holders currently have senior loan agreements and mortality protection insurance coverage (“MPIC”) reinsurance to cover these payments. As of December 31, 2013, none of the underlying policies have elapsed and the required payments remain current.

We evaluate the carrying value of our investment in policies on a regular basis and adjust our total basis in the policies using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. We recognize impairment on the NIB contracts if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and direct external costs, if any. Impairment of the NIB contracts is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. We have not recognized an impairment from January 31, 2013 (inception) to the period ended December 31, 2013. The risks that we might experience as a result of investing in policies are an unknown remaining life expectancy, a change in credit worthiness of the policy issuer, increased or changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity and changes in discount rates. The policy holder is currently financing the premiums. There are also risks associated with the policy holder’s ability to repay such financing and the occurrence of events of default under such financing.

Beyond the investment and initial direct costs incurred at the acquisition of the NIB contracts, which are capitalized and reported on the financial statements, the Company is not liable or directly responsible for the historical or future premiums or other expenses and interest because they are maintained by the policy holders or other external parties. Therefore, the investment balance on the Company’s balance sheet does not increase when premiums or other expenses are paid. The table below describes the future estimated premiums payments, other expenses and interest paid by external parties expected to be paid on the policies through the estimated life settlement date as of December 31, 2013:

Year	Premiums	Expenses + Interest	Total
Year 1	$(4,153,400)	$(2,138,350)	$(6,291,750)
Year 2	(4,495,300)	(3,846,568)	(8,341,868)
Year 3	(4,283,548)	(3,102,811)	(7,386,359)
Year 4	(3,747,491)	(2,578,870)	(6,326,361)
Year 5	(4,134,611)	(2,757,670)	(6,892,281)
Thereafter	(18,439,016)	(11,093,150)	(29,532,166)
Total	$(39,253,366)	$(25,517,419)	$(64,770,785)

The projected premiums, interest and expenses were created using the expected remaining life expectancies on the policies and other key assumptions. The expenses and interest calculations were based on current senior lender interest rates, current reinsurance interest rates, origination fees, servicing fees and other custodial fees expected during the life of the investment. The senior lender provides the loans at a high rate of interest and loan payments are guaranteed by the MPIC or reinsurance coverage. The policy holders receive ongoing fees and a small percentage of death benefits when a policy matures, which we included in the estimated expenses. The NIBs are received after all other costs and expenses are paid.

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

(4) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“Del Mar”). The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets that are consideration and collateral for certain cash advances and expense payments made by the Company. The end result of the Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBs” before the original due date of December 31, 2013, which has been extended to April 1, 2014, having a combined face amount of $400,000,000, with “Qualified NIBs” meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality protection insurance coverage (“MPIC”). All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to the Company as collateral to assure delivery of the Qualified NIBs will be re-conveyed to Del Mar upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000. In the event Del Mar is unable to provide the Qualified NIBs by the original date of December 31, 2013, which was extended to April 1, 2014, the Company will have the option of selling any of the assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA. If the full balance of Qualified NIBs is provided by Del Mar, the Company will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. Promissory notes may be issued, pro rata, as Qualified NIBs are received. The promissory notes have a two year term from the effective date and bear an interest rate of 4.0% per annum. Total interest and principal amounts are due upon maturity. Del Mar is continuing its efforts in delivering the Qualified NIBs. The Company has received $90,000,000 in Qualified NIBs under the Del Mar ATA. See Footnote 13 below.

As part of the Del Mar ATA, the Company entered into a Structuring and Consulting Agreement with Europa Settlement Advisors Ltd. (“Europa Agreement” and “Europa”). The Company is required to pay a structuring fee of 1% of the face amount of the life insurance policies underlying all NIBs introduced and acquired, payable as follows: 50% of the fee on the delivery of the NIBs; and the remaining 50% being payable on the conversion of the NIBs to Qualified NIBs as defined in the Del Mar ATA. The total restructuring fee will be up to $4,000,000. In the event that any cash consideration by the Company under the Del Mar ATA exceeds the defined $8,000,000 cash threshold, the amount payable under the Europa Agreement will be reduced on a dollar for dollar basis for any such overage. The total purchase price will not exceed $24,000,000 under the Del Mar ATA, which is comprised of $12,000,000 in cash consideration and $12,000,000 in promissory notes.

On October 29, 2013, the Company and Europa, with the agreement of Del Mar, amended the Europa Agreement and the Del Mar ATA to acknowledge that the total up front cash payment due from the Company under the Del Mar ATA and Europa Agreement shall not exceed $12,000,000; that the Company would receive a credit on a dollar for dollar basis of the cash payment and all costs and expenses paid under the Del Mar ATA over $8,000,000, against all fees due Europa under the Europa Agreement or the Del Mar ATA. In the event the Qualified NIBs delivered are less than $300,000,000 in face value under the DMF Agreement, Del Mar and Europa shall be jointly and severally liable for liquidated damages equal to the aggregate of the cash payment under the Del Mar ATA and all of the costs advanced, reduced by the pro rata percentage of the Qualified NIBs delivered and accepted by SSI, multiplied by two; and if at least $300,000,000 in Qualified NIBs are delivered and accepted, then the cash payment and all costs will not be doubled if they are paid within 90 days.

On October 29, 2013, the Company also entered into an Exclusivity Agreement with the consultant to Europa under the Europa Agreement under which the Company advanced $25,000 to such consultant for services related to the purchase of Qualified NIBs associated with the $400,000,000 in life insurance policies under the Del Mar ATA.

As of December 31, 2013, the Company had advanced $8,572,972 in payments and covered expenses under the Del Mar ATA and Europa Agreement, and no tranches of “Qualified NIBs” had been delivered to the Company.

(5) NOTE RECEIVABLE

On October 23, 2013, the Company made a loan totaling $650,000 in the form of a note receivable to Del Mar. The note bears a 3% interest rate, compounding annually, with a maturity date of November 30, 2013. Payment of principal and interest was due in full on maturity date. At December 31, 2013, Del Mar owed the full amount of the original principal and $3,692 in accrued interest income and is currently in default. The note is expected to be applied toward the cash portion of the Del Mar ATA or a reduction to the $12,000,000 note on closing of the Del Mar ATA if not paid in full.

On December 9, 2013, the Company made a loan totaling $211,000 in the form of a note receivable to Majestic Ventures S.a.r.l. The note bears an 8% interest rate, compounding annually, with a maturity date of December 18, 2016. Payment of principal and interest are due in full on maturity date. At December 31, 2013, Majestic has not paid any of the original principal and $1,018 in accrued interest income. The Company has a secondary security interest in certain assets of Majestic, which are participating life settlements.

(6) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Lease Agreements

Pursuant to a verbal lease agreement, we currently occupy approximately 275 square feet of office space located in Provo, Utah on a month-to-month basis. The total lease expense is approximately $1,000 per month, payable in cash.

We also entered into a lease agreement on November 2013 to lease 6,000 square feet of office space on a month-to-month basis in Irvine, California. The total lease expense is approximately $12,000 per month, payable in cash.

Rent expense for the nine months ended December 31, 2013, was $18,938.

Management of the Company has conducted a diligent search and concluded that there were no other commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

(7) RELATED PARTY PAYABLES

At December 31, 2013, the Company owed $3,441 to related parties (officers and directors) for expenses paid on behalf of the Company. The Company made no payments in the current period on these related party transactions as of December 31, 2013.

(8) NOTES PAYABLE

On March 11, 2013, the Company purchased an interest in NIBs totaling $5,999,000, with a portion paid in cash of $3,000,000 and the remainder covered by a secured note in the amount of $2,999,000. The note bears a compounding per annum interest rate of 4% with an original maturity date of December 31, 2013, which was amended to April 11, 2015. Payment of principal and interest are due in full on maturity date. The note is secured by 50% of the NIBs. The lender has first priority status on benefits paid and the percentage secured decreases as payments are made on the note. At December 31, 2013, the Company owed the full amount of the original principal and $98,379 in accrued interest.

On November 5, 2013, the Company entered into an Amended and Restated Promissory Note (the “Amended Note”) that amended the $2,999,999 secured note from the Company’s initial purchase of NIBs. The Amended Note was payable to Del Mar rather than its initial payee and provided that notwithstanding anything therein or in any agreement referenced therein to the contrary, once accrued interest and $1,500,000 has been paid, the Amended Note shall be deemed to be paid in full, and all collateral shall be the sole and separate property of the Company, without exception. The

Company may set off any claim it has against holder in payment of the Amended Note, without qualification.  Any net death benefit or bond proceeds paid to maker or the Company in connection with the assets purchased under its PCH NIBs Transfer Agreement dated March 11, 2013, shall be used to prepay the Amended Note; provided, however, no such death benefits or bond proceeds paid to the maker or the Company shall be accounted for in any manner that would cause the Company to not receive the full benefit of the reductions of the principal balance of the Amended Note.

The Company assessed the impact of the amendment of the $2,999,000 secured note and whether it should be accounted for as an extinguishment of debt and the issuance of new debt or a modification of the existing debt under ASC 470-50. The present value of the remaining payments on the new promissory note was substantially different than the present value of the original note. Therefore the Company reported the transaction as an extinguishment of debt. Since the exchange was accounted for as an extinguishment of debt, the decrease in fair value of the Company’s liabilities was reported as a gain on extinguishment of debt on the consolidated statement of operations.

On November 5, 2013, the Amended Note was assigned by the Company to Del Mar; Del Mar assigned it to another party for $1,000,000 retaining a buyback option (the “Buyback Option”) for a period of 12 months from the date of the assignment of the Amended Note to buy back the Amended Note at a price equal to the $1,000,000, plus an additional 2.0% for each month (whole or partial) that had elapsed from the date of the assignment to the date that the Buyback Option is exercised (the “Buyback Price”). Further, notwithstanding the foregoing, the Buyback Price shall in no circumstances be less than an amount equal to $1,120,000 (the “Minimum Buyback Price”). The Company acquired this Buyback Option from Del Mar on the same date, with the provision that it would revert to Del Mar if it had delivered and the Company had accepted $400,000,000 of Qualified NIBs under the Del Mar ATA.

(9) STOCK OPTIONS

On April 1, 2013, the Company granted a 5,000 share stock option to a former director, Jini Suttner. Ms. Suttner was a founder and a director of ANEW LIFE and was designated as a director of Sundance Strategies on the closing of the ANEW LIFE Merger on March 29, 2013, but resigned on April 1, 2013. The stock option was granted as compensation for her service, in conjunction with its planned adoption of a stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors that will outline the terms and conditions of the stock option which will not have any effect on the grant date, the exercise price or vesting that have been approved. The stock option has an exercise price of $0.77 per share, which vested immediately, and a contractual term of five years.

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

Of the 1,700,000 stock options, 1,500,000 stock options vest in several tranches, wherein 937,500 vested on the grant date, and the remaining 562,500 stock options vest in equal tranches of 187,500 stock options on the grant date anniversary for the following three years. The Company valued the 1,500,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions: $1.0294 market price, $0.77 exercise price, 3.5 years expected life, 68% volatility, .51% risk free rate.

The remaining 200,000 stock options granted vest in several tranches, wherein 50,000 vested as of the grant date, and the remaining 150,000 stock options vesting in equal tranches on the grant date anniversary for the following three years. The Company valued the 200,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions: $1.0294 market price, $0.77 exercise price, 3.5 years expected life, 68% volatility, .51% risk free rate.

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

On October 11, 2013, the Company issued 400,000 stock options to an employee in conjunction with its planned adoption of a stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors The stock options have an exercise price of $5.00 per share. The options have a contractual term of five years.

The 400,000 stock options vest in several tranches, wherein 10% of the options vesting six months after the date of issuance and the remaining options to vest monthly over the next 36 months subject to continuing employment with the Company. The Company valued the 400,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions: $5.00 market price, $5.00 exercise price, 3.40 years expected life, 68% volatility, .76% risk free rate.

The Company has recorded stock-based compensation expense of $735,999 related to these options for the nine months ended December 31, 2013.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value
Balance March 31, 2013	-	$-	$-	-	$-
Granted	2,185,000	1.54	0.97	5.00	3,374,450
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of December 31, 2013	2,185,000	$1.54	$0.97	4.36	$3,374,450
Exercisable as of December 31, 2013	1,072,500	$1.54	$0.97	4.36	$1,656,338

The remaining $1,243,548 of expense will be recognized ratably over the weighted average service period of 2.63 years.

(10) WARRANTS

On April 8, 2013, the Company approved a private placement of its common stock that provided for the payment of introduction fees in the form of cash and warrants and later amended. As a result of investments totaling $7,000,000 in this private offering by persons introduced to the Company, the Company authorized the issuance of 70,000 warrants to purchase 70,000 shares of the Company’s common stock. The warrants have an exercise price of $5.00 per share and have a contractual life of two years from the effective date of the funds invested in the offering by the parties introduced to the Company, which was May 31, 2013. The Company recorded $139,251 in stock issuance costs related to the warrants as of December 31, 2013.

The Company valued the 70,000 warrants using the Black-Scholes option pricing model under the following assumptions: $5.00 market price, $5.00 exercise price, 2 years expected life, 73% expected volatility, 0.30% risk free rate.

	Number of Options	Weighted Average Exercise Price	Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value
Outstanding as of March 31, 2013	-	$-	$-	-	$-
Granted	70,000	5.00	1.92	2.00	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of December 31, 2013	70,000	$5.00	$1.92	1.41	$-
Exercisable as of December 31, 2013	70,000	$5.00	$1.92	1.41	$-

The Company recognized the full $139,251 as stock issuance costs, net to the stock proceeds during the nine months ended December 31, 2013.

(11) STOCK TRANSACTIONS

Preferred Stock

The Company has authorized 10,000,000 shares of its common stock at a par value of $0.001 per share. As of December 31, 2013, there were no preferred shares issued and outstanding.

Common Stock

As of December 31, 2013, the Company has 500,000,000 shares of common stock authorized with a par value of $0.001 per share and 42,261,441 shares of common stock issued and outstanding.

On April 8, 2013, the Company approved a private offering of up to 3,000,000 common shares of restricted stock to investors at $5.00 per share. The purpose of the offering was to acquire additional NIBs. As of the December 31, 2013, the Company has collected $10,592,500 for 2,118,500 common shares at $5.00 per share of which 1,464,000 shares were issued for cash of $7,320,000 and 654,500 shares are to be issued for cash of $3,272,500; paid $586,400 in introduction fees; and issued two year warrants to acquire 70,000 shares of our common stock at an exercise price of $5.00 per share. Subsequent to the period end, the Company has issued 654,500 shares of its common stock at $5.00 for received subscriptions totaling $3,272,500; see Footnote 13.

(12) GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2013, the Company had an accumulated deficit of $218,706 and a working capital of $96,285. In addition, the Company is a development stage entity and has not generated any revenues and has negative operating cash flows from inception through December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing opportunities to expand existing operations. The Company does not anticipate having adequate revenues from operations until three to four years, and until a revenue stream has been established, the Company will require debt or equity funding to fund its current and intended business. If management is unsuccessful in these efforts, discontinuance of operations is possible.

(13) SUBSEQUENT EVENTS

Pursuant to the private placement offering dated April 8, 2013, the Company has issued 654,500 shares of its common stock at $5.00 for received subscriptions totaling $3,272,500. The Company also received two subscriptions for 800,000 shares of its common stock at $5.00 totaling $4,000,000, of which the Company has received $500,000 in January 2014. The dates of the subscriptions were extended to February 15, 2014, and it is anticipated that further extensions may be required.  There is no assurance that the Company will receive payment of these subscriptions, and it has no intention of bringing any action to collect them if they are not paid.

On January 14, 2014, the Company completed the closing of $90 million of Qualified NIBs. These Qualified NIBs are part of the $400 million transaction of additional NIBs in portfolios from the Company’s second acquisition in June 7, 2013, related to the Del Mar ATA as disclosed in Footnote 4.

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

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations on our business and our failure to successfully develop, compete in and finance our current and intended business operations.

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

Plan of Operations

We are engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” These life insurance interests are anticipated to be held to maturity. Our plan of operation for the next 12 months is to continue the acquisition of these life insurance interests whereby we will acquire the interests in life insurance policies at a discount to their face value for investment purposes. We began purchasing the net insurance benefits in life insurance policies (“NIBs”) during our fiscal year ended March 31, 2013. This is not a market sector without competition, and at present, we are a minor competitor. We will need substantial funds to effectively compete in this industry, anticipated to be approximately $10,000,000 to $15,000,000 in total, and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in the NIBs we recently acquired in fiscal 2013 or through debt or equity financing. We may be required to expend not less than approximately $20,814,350 over premiums and servicing costs over the next five years.

We currently estimate proceeds of approximately $45,665,018 on the NIBs owned as of December 31, 2013. This amount is based on the estimated proceeds from polices of $129,423,734 plus the estimated increase on return of premium policies over the life expectancy of those individuals of $4,798,148 less the senior debt outstanding of $23,786,079, expected premium payments of $39,253,366 over the life expectancies, and estimated expenses and interest of $25,517,419 over the term of the senior debt. We anticipate that over the next 15 years that, during years 1-5, policies representing 12.4% of total death benefits will mature; during years 6-11, policies representing 85.3% of total death benefits will mature; and during the remaining years 12-15, policies representing 2.3% of the total death benefits will mature. These percentages all assume that the policies mature according to the life expectancy of the underlying insured as of the date they were originally underwritten, without any adjustments for change in health or mortality improvement factors.

We used a “Deterministic” method to project the cash flows and returns as presented. The model required many assumptions, including, but not limited to the following: (i) 15 year projections; (ii) a distinct number of lives; (iii) a distinct number of policies; (iv) life expectancy tables and projections; (v) premiums; (vi) senior lending fees; (vii) MPIC fees; and (viii) insurance, servicing and custodial fees. While this method of modeling cash flows is helpful in informing us of our general expectation of potential returns that might be produced from our NIBs portfolio, it is by no means any guarantee of such results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from Sundance’s initial assumptions. This portfolio contains only 22 policies, though insurance rating agencies have stated that at least 1,000 lives are required to achieve any actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect, as outlined under Part I, Item 1A Risk Factors, commencing on page 17 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which was filed with the Securities and Exchange Commission on July 12, 2013 (see Item 6); therefore, no assurance can be given that these estimated results will occur.

We advanced payments to purchase future additional life settlement products during the nine months ended December 31, 2013, and if these life settlement products become “Qualified NIBs” as defined in the acquisition documents and as discussed in Part II, Item 5, below, we will also utilize the “Deterministic” method to estimate what our proceeds from these “Qualified NIBs” may be, all subject to the same assumptions, qualifications and risks referenced above. These life settlement products are not included in the estimates above because we have not been delivered the “Qualified NIBs” from which such calculations would be made.

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

Operating and General & Administrative Expenses

Operating Expenses

During the three and nine months ended December 31, 2013, we engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies.  General and administrative expenses were $253,770 and $1,355,526 during the three and nine months ended December 31, 2013, respectively.  Most of these expenses were payroll and travel expenses. We had professional fees totaling $100,664 and $343,582 during the three and nine months ended December 31, 2013, respectively.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act.

Other Income and Other Expenses

Other income and expenses consist of interest accrued on the note payable used to purchase the investment in our NIBs. During the three and nine months ended December 31, 2013, interest expenses have accrued in the amount of $31,020 and $91,802, respectively. The Company deemed the amendment to the secured note payable to be an extinguishment of debt and recorded a gain of $1,672,124 for the three and nine months ended December 31, 2013.

Income Taxes

At December 31, 2013, we had no taxable income.

Liquidity and Capital Resources

We have cash assets at December 31, 2013, of $124,850.  We have $6,299,000 in investment in NIBs and have advanced $8,572,972 for investment in net insurance benefits.  The Company also had a note payable for $2,999,000 related to the $6,299,000 in investment in NIBs, which was amended and determined to be an extinguishment of debt and issuance of new debt. The Company recorded a gain on extinguishment of $1,672,124. We have only common stock as our capital resource. We will be reliant upon stockholder loans or private placements of equity or debt to fund any future of operations.  We have secured no sources of loans.  There is no assurance that we will be able to raise any required debt or equity financing.

On April 8, 2013, our Board of Directors approved a private offering of up to 3,000,000 common shares of our common stock, also comprised of “restricted securities” under SEC Rule 144 to “accredited investors” only at $5.00 per share.  The purpose of the offering was to acquire additional NIBs or other life settlement products.  During the nine months ended December 31, 2013, we had received $10,592,500 for 2,118,500 common shares at $5.00 per share of which 1,464,000 share were issued for cash of $7,320,000 and 654,500 shares are to be issued for cash of $3,272,500; paid $586,400 in introduction fees; and issued two year warrants to acquire 70,000 shares of our common stock at an exercise price of $5.00 per share.

For nine months ended December 31, 2013, we had net cash used in operating activities of $9,597,442.  We used $8,572,972 as an advancement to purchase the investment in NIBs under the Del Mar ATA. Net cash used in investing activities totaled $861,000, which represents the issuance of two note receivables to unrelated parties in the amounts of $211,000 and $650,000.  Net cash provided by financing activities totaled $10,037,875, which represents the net funds we received from the private placement through December 31, 2013.

Long-Term Debt

At December 31, 2013, we had a long term debt balance of $1,425,254. We may borrow money in the future to finance our future operations. Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations, although we do not currently contemplate doing so. Any such issuance will reduce the control of previous investors and may result in substantial additional dilution to investors purchasing shares from this offering.

            Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our President who is also deemed to be our acting CFO , concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective and that the information required to be disclosed by us in reports filed under the Exchange Act is not (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We are in the process of adopting specific internal control mechanisms with our Board of Directors’ and our officers’ collaboration to ensure effectiveness as we grow our business.  We appointed a COO to assist in adopting new measures to improve upon our internal controls.  Future controls, among other things, will include more checks and balances and communication strategies between management and all members of the Board of Directors to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting and disclosure of information.  We also plan to hire additional personnel, subject to available funding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2013 (Jini Suttner stock option grant), and on April 5, 2013, our Board of Directors  approved the issuance of the following five year options, exercisable at $0.77 per share, to be subject to a yet to be adopted stock option or similar plan:

Name	Position	No. of Options	Vested	Vests 4/5/2014	Vests 4/5/2015	Vests 4/5/2016	Vests 4/11/2017

Ty Mattingly	Chairman of the Board and Board Member	500,000	312,500	62,500	62,500	62,500
Randall F. Pearson	Board Member and Corporate Officer	500,000	312,500	62,500	62,500	62,500
Glenn S. Dickman	Board Member and Corporate Officer	500,000	312,500	62,500	62,500	62,500
Matt Pearson	Chief Operating Officer	400,000		40,000	120,000	120,000	120,000
Lisa Fuller	General Counsel	200,000	50,000	50,000	50,000	50,000
Jini Suttner	Former Director	5,000	5,000
Paul Jacobson		20,000	20,000
Nemo Perea		20,000	20,000
Dirk Wray		20,000	20,000
Mark Niu		20,000	20,000

We also privately offered and sold 1,614,500 shares of our common stock to “accredited investors” only during the nine months ended December 31, 2013, along with 70,000 warrants that were issued as partial consideration for “introduction fees” related to the private placement, entitling the holders to purchase 70,000 shares of our common stock comprised of “restricted securities” at a price of $5.00 for a two year term commencing May 31, 2013.

As of November 12, 2013, the Company completed its $15,000,000 private placement of shares of its common stock comprised of “restricted securities” as defined in Rule 144 of the SEC, to “accredited investors” only, selling 3,018,500 shares for aggregate gross proceeds of $15,092,500.

Subsequent to the period end, the Company has issued 654,500 shares of its common stock at $5.00 for received subscriptions totaling $3,272,500. The Company also received two subscriptions for 800,000 shares of its common stock at $5.00 totaling $4,000,000, of which the Company has received $500,000 in January 2014. The dates of the subscriptions were extended to February 15, 2014, and it is anticipated that further extensions may be required. There is no assurance that we will receive payment of these subscriptions, and we have no intention of bringing any action to collect them if they are not paid.

Our common stock, stock options and our warrants were issued pursuant to exemptions from registration under Sections 4(a)(2) and 4(a)(5) of the Securities Act, and Rule 506(b) of Regulation D of the SEC, and, as applicable, Regulation S of the SEC.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

On October 21, 2013, we appointed Matthew G. Pearson as Chief Operating Officer.  Mr. Pearson is 47 years of age. There are no family relationships between Mr. Pearson and any director or executive officer of the Company.  Mr. Pearson has 25 years experience in corporate finance, real estate brokerage and development.  He was a cofounding partner with EHI, LLC, which was established in August of 2009.  EHI, LLC is a Life Settlement Securitization Company.  During his tenure at the company, Mr. Pearson managed every aspect of the company’s business since inception, including transaction design and implementation, policy selection, ownership structure for the corporate entities to ensure appropriate tax treatment, to creation and consummation of agreements with 20 vendors required to structure and complete the bond offering tied to the securitization.   From July, 2011, to his employment as COO with the Company, he was also a partner in Evolution Capital Partners, a company in the business of providing loans to small cap publicly-traded companies.  See our 8-K Current Report dated October 21, 2013, which was filed on October 24, 2013.  See Part II, Item 6.

Other Agreements

For additional information regarding the matters set forth in Footnote 13 of our Condensed Consolidated Financial Statements that accompany this Quarterly Report, along with copies of the respective agreements discussed, as applicable, see our 8-K/A-2 Current Report dated June 7, 2013, which was filed with the SEC on November 14, 2013.  See Part II, Item 6.

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

Documents Incorporated by Reference

8-K/A-2 Current Report dated June 7, 2013, which was filed with the SEC on November 14, 2013.

8-K Current Report dated October 21, 2013, which was filed with the on October 24, 2013, regarding the employment of a COO.

10-K Annual Report for the fiscal year ended March 31, 2013, which was filed with the SEC on July 16, 2013.

8-K Current Report dated June 7, 2013, and filed with the SEC on June 20, 2013, regarding the Del Mar ATA.

8-K Current Report dated March 29, 2013, which was filed with the SEC on April 5, 2013, along with our 8-KA Current Reports of the same date, which were respectively filed with the SEC on May 24, 2013, July 12, 2013, September 12, 2013, and November 27, 2013, regarding the PCH Transfer Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Sundance Strategies, Inc.

Date:	February 14, 2014	By:	/s/Randall F. Pearson
Randall F. Pearson, President and Director, Acting CFO