Form 10-K
period 2014-03-31
Sundance Strategies, Inc.
filed 2014-07-16
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001.

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

The aggregate market value of the voting and non-voting common stock of the Registrant owned by non-affiliate holders was approximately $53,122,420, based on 10,634,484 shares being held by non-affiliates and the most recently priced common stock sale as of September 30, 2013, or the end of the Registrant’s second fiscal quarter, being $5.00 per share.  There was no “established trading market” for such shares on September 30, 2013.

7

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of July 15, 2014, the Registrant had 43,155,941shares of common stock outstanding.

Documents Incorporated by Reference

All material agreements and other documents or announcements referenced herein, including our charter documents and Code of Ethics, are described under our Current Reports on Form 8-K referenced in Part IV, Item 15, below, and each of which can be accessed in the Edgar Archives of the Securities and Exchange Commission (the “SEC”) at www.sec.gov  for further information about such agreements, documents or announcements.  You are encouraged to consider these referenced agreements, documents or announcement in reviewing our Annual Report on Form 10-K (the “Annual Report”).  Capitalized terms not defined herein shall have the meanings ascribed to them in the referenced agreements or documents.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate, and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report with all other reports or registration statements we have filed with the SEC during the past 12 months. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek stockholder approval of the compensation of its executives not less frequently than once every three years; and

•

Section 14A(b) of the Exchange Act, which requires an issuer to seek stockholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

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

References

In this Annual Report, references to “Sundance,” the “Company,” “we,” “us,” “our” and words of similar import refer to Sundance Strategies, Inc., a Nevada corporation and its wholly-owned subsidiary, ANEW LIFE, a Utah corporation (“ANEW LIFE”), unless the context requires otherwise.

ITEM 1.  BUSINESS

Business

We were organized under the laws of the State of Nevada on December 14, 2001, for the purpose of selling coffee and other related items to the general public from retail coffee shop locations.  These endeavors ceased in 2006, and we had no material business operations from 2006, until our acquisition by Merger (as defined below) of ANEW LIFE, which was engaged in our current business operations to which we succeeded on the closing of the Merger.

Business Development

Business Developments during the Fiscal Year Ended March 31, 2013

On March 29, 2013, through our newly formed and wholly-owned subsidiary, Anew Acquisition Corp., a Utah corporation (“Merger Subsidiary”), we acquired ANEW LIFE under an Agreement and Plan of Merger (respectively, the “Merger Agreement” and the “Merger”), and ANEW LIFE became our wholly-owned subsidiary.  We issued 37,037,369 shares of our common stock under the Merger, resulting in our then having 40,797,441 post-Merger outstanding shares of our common stock; and we succeeded to the business operations of ANEW LIFE.  The Merger resulted in a change in control of the Company, which had been a “shell company” prior to the closing of the Merger.

Business Developments during the Fiscal Year Ended March 31, 2014

Effective April 17, 2013, we changed our name to “Sundance Strategies, Inc.”

On June 7, 2013, we entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Del Mar Financial”).  The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies having a face amount of approximately $284,270,924 (the “NIBs”), among other assets, and provided for the conversion of the NIBs into “Qualified NIBS” (as defined below) having a face amount of $400 million.  These NIBs are collateral, with the other assets acquired, for the obligations of Del Mar under the Del Mar ATA.  On receipt of the Qualified Nibs, such assets acquired as security for the obligations of Del Mar Financial under the Del Mar ATA, will be reconveyed to Del Mar, except for those NIBs converted to Qualified NIBs.

We also entered into a Structuring and Consulting Agreement on June 7, 2013, with Europa Settlement Advisers Ltd. (respectively, “Europa” and the “Europa Agreement”).  Europa acted as our structuring consultant under the Del Mar ATA and it was agreed that Europa would exclusively provide us NIBs related structuring and consulting services for an initial cash advance of $340,000 and 1% of the face amount of the life insurance policies underlying all NIBs introduced to and acquired by us as a result of these structuring and consulting services (the “Structuring Fee”).

On November 12, 2013, we announced the closing of a private placement of our common stock, which resulted in our receipt of an aggregate of $11,792,500 from paid subscriptions for the sale of 2,358,500 shares of our common stock at an offering price of $5.00 per share, through March 31, 2014.

On November 14, 2013, we amended our Del Mar ATA and our Europa Agreement: (i) to clarify that we will receive a dollar for dollar credit against the $12,000,000 aggregate Compensation payable under these agreements to the extent that our Cash Payment of $8,000,000 and related expenses exceeded that amount; (ii) to confirm the satisfaction of the first lien of PCH Financial (as defined below) on all assets of Del Mar Financial acquired by us under the Del Mar ATA; (iii) to outline our payment of $425,000 to Europa for its structuring and consulting services related to the Del Mar ATA; (iv); to confirm that $8,241,319 had been expended by us in Cash Payment and related expenses to that date; (v) to confirm that any excess of Cash Payment and expenses that exceeds $12,000,000 shall be a liability of Del Mar due on demand; (vi) to clarify that our Liquidated Damages in the event Del Mar failed to deliver $400 million in Qualified NIBs would be 100% of the Cash Payment and related expenses or two times these expenditures, provided, however, if at least $300,000,000 in Qualified NIBs are delivered and accepted, then the Cash Payment and all expenses will not be doubled if they are paid within 90 days; and (vii) to extend the delivery date obligation of Del Mar Financial regarding the Qualified NIBs from December 31, 2013, to April 1, 2014.

On January 14, 2014, we announced the receipt and acceptance of $90.6 million of Qualified NIBs under the Del Mar ATA.

Business Developments subsequent to the Fiscal Year Ended March 31, 2014

On April 23, 2014, we approved an increase in the monthly salary of our Chief Operating Officer, Matthew G. Pearson, to $17,500 or $210,000 annually, beginning in April, 2014, along with a $2,500 bonus.  A further increase in Mr. Pearson’s salary to $258,000 will coincide with our receipt of additional funding.

On May 8, 2014, we further amended our Del Mar ATA and our Europa Agreement to update our disclosure about: (i) our acquisition of the Buyback Rights (as defined below) to our Amended and Restated Promissory Note that was initially issued to PCH Financial in the amount of $2,999,999 (the “Secured Promissory Note”) and the reduction of the principal amount to $1,500,000; (ii) the receipt of our payment of our promissory note receivable due from Del Mar Financial in the amount of $650,000 and our payment of the $100,000 balance of the $425,000 due to Europa from these proceeds; and (iii) the status of our collateral, plans and potential expectation of receipt of the remaining Qualified NIBs from Del Mar Financial under the Del Mar ATA.  As the Secured Promissory Note was considered collateral for the obligations of Del Mar under the Del Mar ATA, the assignment of the Amended and Restated Promissory Note and our acquisition of the Buyback Rights amounted to a release of this collateral under the Del Mar ATA.

On May 8, 2014, we also announced the remaining payments due under our private placement that was completed in November, 2013, had been extended to June 30, 2014.

On July 10, 2014, we also amended the Del Mar ATA and the Europa Agreement: (i) to allow Del Mar Financial until September 30, 2014, to deliver the remaining $309.4 million in Qualified NIBs due us under the Del Mar ATA; and (ii) to confirm our ownership of the Buyback Rights with respect to the Amended and Restated Promissory Note for $1,000,000, together with an additional 2% for each month (whole or partial) that had elapsed from the time of the assignment (November 5, 2014) of such Amended and Restated Promissory Note by Del Mar Financial to a third party, subject to a minimum Buyback Price of $1,120,000.

We also announced on such date that our total proceeds received under our private placement was $11,792,500.

Description of Our Business

We are in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts, often referred to as the “life settlements market.”  These interests are acquired in the secondary market, and we have no relationships with the insured or the insured’s insurance company. It is our intent to acquire interests in life settlements in which the insured is 75 years or older.  We established initial guidelines for purchasing such interests in early February, 2013, prior to our first acquisition of any such interests, which included: (a) all interests relate to universal life insurance policies; (b) all policies have qualified for financing that will cover at least four years of premiums following the date we acquire our interest in any policies; (c) all policies have qualified for mortality re-insurance (“MRI” [as defined below]); and (d) based upon the life expectancy reports from at least two industry respected life expectancy companies, upon the death of the underlying insured, the projected proceeds, payable on each life insurance policy, will exceed the cost and other amounts required to repay all creditors secured by such life insurance policy. Until such time as we have hired an in-house pricing and analytics team, we rely on a combination of (a) the servicing and policy approval processes of the financing entities and MRI Provider (as defined below); (b) the services and diligence conducted by the policy service provider, which was NorthStar Life Services, LLC, of Irvine, California, in our initial and subsequent purchases of life insurance based products ([“Servicer”], as discussed in more detail below), on behalf of the financing entities, the MRI Provider or Sundance; (c) the legal review by our general counsel, though this review was limited to non-insurance contractual issues related to the acquisition of our initial purchase of life insurance based products; (d) the due diligence of the parties from whom we acquire these interests; and (e) ESA, our structuring consultant, which is discussed below under the heading  “Dependence on One or a Few Major Providers.”  Our objective is to acquire interests in life insurance policies and products that will produce returns in excess of the costs to purchase, finance, service and insure those policies to their maturity.  While we intend to hold a variety of life insurance based products, during fiscal 2014, we will be primarily be focused on purchasing net insurance benefits comprising the net beneficial ownership of such life insurance policies or “NIBs,” as described below.  It is our intention to hold these life insurance policies and products to maturity.

We currently own one life insurance product, comprising 100% of the net beneficial ownership interest in six portfolios of life insurance policies, which are discussed below under the heading “Current NIBs Contracts.”  When policy payments are received at maturity, the funds will be used to pay (1) outstanding Senior Loans associated with each policy; (2) repayments under the MRI, if any; and (3) costs and expenses, before we will receive any payment on our NIBs.  The net insurance benefits will be paid to the policy owner, which will retain a small percentage of the death benefits when a policy matures. The policy owner will pay such net insurance benefits to the Company, which, in accordance with the NIBs agreements, is paid to the policy owner from an escrow by a U.S. bank intermediary, leaving only a small fraction of such benefits with the policy owner, amounting to about 1% of the net proceeds. Upon a death, the mortality re-insurance company is only involved with the registered owner/beneficiary of the policy. The U.S. bank is the intermediary for the registered owner/beneficiary of the policy under the NIBs agreements, and on the death of an insured, the mortality re-insurance company pays the U.S. bank intermediary. Because we receive the majority of the net insurance benefits, we refer to the Company’s NIBs as representing the net beneficial ownership of the life insurance policies (i.e. substantially all of the beneficial interest in these life insurance policies will be paid to us after the repayment of all outstanding obligations).

NIBs represent an indirect or the beneficial ownership interest in a portfolio of individual universal life policies (the “Policies”), and with respect to these Policies, the net interest in the related death benefits payable on the Policies after the repayment of debt and other costs associated with the Policies.  References to “Qualified NIBs” we have acquired and may acquire under the Del Mar ATA are essentially interchangeable with other references to NIBs in this Annual Report, meaning “net insurance benefits”; however, under the Del Mar ATA discussed and referenced in this Annual Report under the headings “Business Development” “Current NIBs Contracts,” below, the NIBs that we acquired were required to be refinanced and to meet certain other criteria prior to our acceptance of them, and hence, those NIBs were deemed not to be “Qualified NIBs” for the purpose of delivery by Del Mar Financial and acceptance by us under the Del Mar ATA until those criteria have been met.

The NIBs are issued by one or more entities, each of which is organized as a Luxembourg société à responsabilité limitée (S.a.r.l.).  A Luxembourg S.a.r.l. is a business entity formed under Luxembourg law that operates in a way similar to a limited liability partnership in the United States in terms of ownership and management, but is subject to entity taxation (i.e. profits are not taxed at the level of the partners) (the “Lux Sarls”).  We believe that the Lux Sarls directly or indirectly own the general and limited partnership interests in one or more entities organized as limited partnerships in a state of the United States, which are the policy holders or policy owners (respectively, the “Policy Holder” or the “Policy Owner”).  We are not party to any of the contracts between the Lux Sarls or their related parties or subsidiaries, nor any of their contracts with the Senior Lender or the MRI Provider, regarding the structuring or creation of the NIBs or otherwise.  While we are not involved during the policy acquisition stage or in securing the Senior Loan or MRI, we believe the Lux Sarls, once the Policies to be acquired have been identified for acquisition through the general and limited partnerships that it owns, negotiate and complete the Senior Loan, the acquisition of the Policies and the mortality re-insurance coverage, simultaneously. To date, we have only purchased

NIBs from Del Mar Financial, under the Del Mar ATA, and PCH Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“PCH Financial”), whom we believe to be the only current sellers of NIBs.

Through the NIBs structure, the risks associated with the uncertain timing of the maturity of the Policies  is reduced by financing ongoing premiums for the Policies (the “Senior Loans”) and purchasing mortality re-insurance coverage or MRI to insure against the risk that the Policies do not mature on death according to applicable life expectances. Payments are made under the MRI in the event that the underlying insureds outlive their projected life expectancies. These payments provide liquidity to keep the loans in good standing and the premiums paid. See the heading “Summary of Mortality Re-Insurance Policy (“MRI”)” below.  Through the Senior Loans generated by the Lux Sarls or their related and other parties, we believe we are able to leverage our investment and purchase NIBs involving a much larger underlying pool of Policies.  As with any asset class, the use of leverage allows for a larger pool of ownership because there is more capital available for acquisitions.  Leverage also creates additional costs, particularly related to interest accrual.  In the case of mortality based investments, the more lives underlying the investment, the more reliable the use of actuarial tables become.  Thus, the use of leverage is of particular importance in the purchase of mortality based investments because the larger the portfolio, the more stable the actuarial predictions will become. Through the MRI, we are able to reduce the risks associated with lengthening life expectancies, though our portfolios have a significantly smaller number of Policies than are used in determining life expectancies and other contingencies in life insurance actuarial tables.

The Senior Loans on our existing NIBs acquired from PCH Financial and Del Mar Financial were negotiated by others prior to our purchase of these NIBs through a European financial institution (the “Senior Lender”), which we believe is a member of the Federal Association of German Banks; that it has been granted a license in accordance with the German Banking Act; and that it is registered and supervised by the German Federal Financial Supervisory Authority.  The Qualified NIBs we have received to date under the Del Mar ATA were negotiated in the same or a similar manner following the effective date of the Del Mar ATA in June 2013.  We believe each of the Lux Sarls (the “Borrowers”) has, directly or indirectly, through subsidiaries or contracts like those under which we have acquired our NIBs, with Policy Holders or others with interests in life settlements, entered into certain loan agreements related to the Senior Loans with the Senior Lender (the “Loan Facility”), of a certain maximum amount (the “Maximum Facility Amount”), the proceeds of which have been used or may be used to acquire the Policies in whole or in part, pay premiums on the Policies and to pay the servicing fees and other costs and expenses relating to the Policies or the structure used to hold the Policies (collectively, the “Fees”).  The Policies related to the existing NIBs are pledged as collateral for the Senior Loans (the “Collateral”).  Any amounts due and payable to the Senior Lender pursuant to the Senior Loans shall be senior to payments on the NIBs and shall accrue interest at the rate of approximately 7.00% to 8.00% per annum and be compounded quarterly.  Some of the existing Senior Loans are anticipated to be restructured with longer terms (the “Restructured Loans”), and in the case of such Restructured Loans or any new loans, the Senior Lender may be entitled to origination fees or other additional costs, which amounts may or may not be included in the Senior Loans. The Senior Lender will have a senior lien on all partnership interests in the Policy Holders.  After an event of default under the Loan Facility, the Senior Lender will have the right to exercise remedies with respect to such partnership interests, including disposition thereof, and will be entitled to receive proceeds of any such disposition to the extent of the obligations outstanding under the Senior Loans prior to any such proceeds from the Policies being available to the Lux Sarls, the Policy Holders and the MRI, or us, under our NIBs.

Each of the existing Policy Holders has obtained a mortality re-insurance policy issued by one or more insurance companies with a financial strength rating of no less than A- (each, an “MRI Provider”), and each such policy collectively with all certificates delivered in connection therewith and any exhibits, schedules endorsements and other documents thereto or incorporated therein by reference (an “MRI” and collectively, the “MRI’s”). The MRI Providers have a lien on all assets of the Policy Holders, junior only to the lien of the Senior Lender under certain circumstances.  If the Senior Loan has been paid in full, and a default shall have occurred and be continuing under an MRI, the applicable MRI Provider will have the right to exercise remedies with respect to the assets of the Policy Holder that obtained such MRI, including disposition thereof, and will be entitled to receive proceeds of any such disposition to the extent of the obligations (the “MRI Obligations”) outstanding under such MRI prior to any such proceeds being available to us under our NIBs. The MRI Obligations with respect to any MRI include the related Commitment Fee (if any), Recovery Amount, Post Term Recovery Payment (each term as defined in the applicable MRI), and interest and fees and other amounts payable by the applicable Policy Holder (without duplication) under such MRI.  Any amounts paid by the MRI Provider are referred to herein as “MRI Payments.” Each MRI obtained by a Policy Holder entitles the Senior Lender to receive certain payments if the expected death benefits of the related Policies falls below an agreed upon level based upon Life Expectancy actuarial tables (typically, 75% of the expected death benefit based upon the life expectancy reports), and the Senior Lender is required to make certain payments in return to the MRI Provider if the death benefits exceed expected benefits as agreed upon again by the same Life Expectancy tables, as a death benefit evening up process.  This mechanism will make expected cash flows more predictable because it provides a minimum level of liquidity, regardless of whether proceeds are received in connection with the Policies death benefits in a given period.  We may not be able to directly own the Policies or purchase the related MRI coverage.

We currently own NIBs with life insurance policies in six portfolios, with an aggregate original face amount of $219,638,933 (including NIBs acquired from PCH Financial and Qualified NIBs acquired from Del Mar Financial), with 32 individual insureds spread over 62 underlying life insurance policies. There are only 32 individual insureds in these life insurance policies, which increases our risk that our actual yield may be less than expected as our portfolios may not be sufficiently diversified.

We may also be interested in owning Policies directly and purchasing MRI coverage for such Policies, without any Senior Loan, or providing financing in certain cases where we would act as the Senior Lender, subject to available cash resources or credit.  We may also enter into purchases of interests in Policies in partnership with other parties, particularly in cases with significant death benefits where the costs are higher.  However, we do not intend to spend significant time on these ancillary products until our NIBs portfolio has underlying Policies with a combined face amount in excess of $500 million, as opposed to the net insurance benefit or NIBs, which is the amount estimated to be paid after deduction of premiums payable under the Policies, along with other costs and expenses and repayments under the MRI, if any, and including any amounts payable on Policies with a return of premium provision.  For an estimate of the amount we anticipate receiving on our NIBs over the next 15 years, see the heading “Plan of Operation” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 5, below.  We will not receive the face amount of the Policies, but only the net insurance benefit.

We cannot assure that we will be successful in obtaining any additional NIBs, and we will require substantial additional funding or sufficient unrestricted revenues from our current portfolio of NIBs or other life insurance products to acquire additional NIBs or other life insurance products.  To the extent that we directly purchase Policies, we will focus on purchasing Policies in the tertiary market and not from original policy owners.  We will be working with licensed brokers and providers in the purchase of Policies.  In the event a broker presents us with a policy that is still owned by the original purchaser, such policy would be acquired only by a licensed provider and in compliance with state law.  We will only purchase such Policies from licensed providers.  Again, however, our focus will be on purchasing pools of policies in the tertiary market where no license is required and where the requirements are highly regulated.

If we find that the Senior Loans and MRI do not provide adequate cash flow for our use, we may seek debt or equity financing, and we may also attempt to raise funding secured by our NIBs through the sale of bonds.

The following chart summarizes the structure of our operations that is discussed above.  We are not party to any of the contracts between the Lux Sarls or their related parties or subsidiaries (indicated below as “Limited Partnerships), nor any of their contracts with the Senior Lender or the MRI Provider, regarding the structuring or creation of the NIBs or otherwise.

*  The Lux Sarls acquire the Policies in the secondary market following evaluation and selection simultaneously with the closing of the Senior Loan and the MRI, at which time the U.S. bank intermediary updates the insurance companies regarding ownership of the Policies.

Principal Products or Services and their Markets

Summary of Senior Loans

The following is a current summary of terms customarily contained in Senior Loans that have been made to the Policy Holders and Lux Sarls related to our NIBs.  Capitalized terms used are usually specifically defined in the Senior Loans.

Lender	German Financial Institution
Borrowers	Borrower and/or its Luxembourg S.a.r.l. subsidiary
Credit Facility	Lender will advance funds, no more frequently than once per month, to Borrower for “Permitted Purposes”.
Permitted Purposes

Loan proceeds shall be used solely for the payment of Transaction Fees, the repayment of certain indebtedness relating to the Life Policies approved by the Lender, the payment of servicing fees, to pay premiums due and payable on the Life Policies, the payment of MRI Premium and the Commitment Fee, the payment of Administration Cost, or for reimbursement of premiums previously paid on the Life Policies, in each case in accordance with the terms set forth in the Disbursement Schedule, and to pay other amounts set forth on the Disbursement Schedule and approved by the Lender in writing, in its sole and absolute discretion.

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

Interest	Interest will accrue at an annual rate of approximately 4.5% to 8%, compounded quarterly
Default Interest	The Default rate of interest shall be approximately 12.1%
Indemnity	Borrowers (jointly and severally) agree to indemnify and hold Lender and its affiliates harmless 9
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
Repayment Priority

As proceeds are received in connection with the collateral, such proceeds shall be applied as follows:

First, (1) if such amounts represent proceeds in respect of a Life Policy, and on such date, the LTV Limit is less than fifty percent (50%), all such amounts to an account designated in writing by the Borrowers, otherwise, to the Lender, in an amount equal to the Collateral Value of such Life Policy, to the payment of accrued and unpaid interest and then to the payment of the outstanding principal balance of the Loan and (2) if such amounts represent other funds, including, without limitation, payments made by MRI Provider under the MRI, only to the payment of accrued and unpaid interest in respect of the Loan;

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

Other Borrower Costs	Borrower shall be responsible for paying additional costs associated with regulatory changes or violations as provided in the loan agreement.
MRI	Prior to any advance under the credit facility, borrower must provide confirmation of mortality re-insurance coverage (MRI).
Final Maturity Date

The earlier of (i) 4th anniversary of the First Advance, unless on such date, the Servicer is entitled to submit a Proof of Claim (as defined in the MRI) under the MRI with respect to the period ending on such 4th anniversary of the First Advance, then on the related Payment Date (as defined in the MRI) and (ii) the date that is six months prior to the expiration of the Term (as defined in the MRI).

Advance Maturity Date

All advances are due upon the earlier to occur of (i) a Permissible Sale of such Life Policy, (ii) the Final Maturity Date and (iii) the date of deposit of the related death benefit into (A) if and as long as the Intercreditor Agreement remains in full force and effect, the Policy Account and (B) otherwise, the Borrower Account.

Summary of Mortality Re-Insurance (“MRI”)

The following is a current summary of terms customarily contained in mortality re-insurance policies issued on Senior Loans that have been made to the Policy Holders and Lux Sarls related to our NIBs.  Capitalized terms used are usually specifically defined in the MRI’s.

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

                                                                     11

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

MRI Premium	MRI Premium = 2% of the cumulative Death Benefits of the Covered Policies is due on or before the issuance of any Coverage Certificate.
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

Current NIBs Contracts

NIBs Acquired from PCH Financial

The following tables contain information about the NIBs or Qualified NIBs, as of the date of their respective acquisitions, or March 11, 2013, and January 14, 2014, respectively: face amount; policy type; gender of the insured; current age of the insured; life expectancy of the insured; life insurance carrier; and current carrier S&P rating. The average annual cost of premiums are excluded because the premium costs vary (sometimes greatly) from year to year; typically, the premiums increase as the underlying insured individuals age; neither an average premium cost nor an estimated per Policy premium cost would give an accurate or reliable estimate of the yearly costs.  The actual estimated premiums for the next five years are provided below.  We will not receive the face amount of the Policies, but only the net insurance benefit.  See the heading “Plan of Operation” of the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 5, below.

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
	$129,038,933

On March 11, 2013, pursuant to an Asset Transfer Agreement between PCH Financial and ANEW LIFE (the “Transfer Agreement”), we acquired NIBs related Policies with an aggregate original face amount equal to $129,038,933, for $5,999,000, $3,000,000 of which was paid in cash and $2,999,000 of which was paid by the issuance of a Secured Promissory Note due on or before December 31, 2013, along with a Pledge Agreement under which 50% of our interest in the NIBs was pledged (the “NIBs Collateral”) as security for payment of the Secured

______________________

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

Promissory Note.  We also paid Europa a $300,000 Structuring Fee.  Under the Transfer Agreement, PCH Financial represented and warranted, as of the effective date of such Transfer Agreement, among other customary representations and warranties, that it was the sole beneficial and legal owner of the NIBs; that it was not aware of any document that would preclude it from consummating the sale of the NIBs being sold; that it owned the NIBs being sold, free and clear of any liens or other encumbrances of any kind; and that each portfolio of Policies was valid, in-force and in good standing and had not lapsed, nor were any in any grace period.  The Transfer Agreement also provided that if we failed to pay the Secured Promissory Note when due, that we may reconvey the NIBs Collateral to PCH Financial under the Transfer Agreement, as full payment under the Secured Promissory Note, excluding only accrued interest at 4.0% per annum; and that regardless of such reconveyance, we could reacquire the NIBs Collateral on or before April 11, 2014, by paying the balance due under the Secured Promissory Note.  The Pledge Agreement also provided that there was no recourse against us in the event of the sale of the NIBs Collateral after default, with PCH Financial only having recourse against the NIBs Collateral. The Transfer Agreement, the Secured Promissory Note and the Pledge Agreement otherwise contained customary representations and warranties and provisions regarding due authorization, default, governing law, completeness and amendments provisions, among others.  Although paid by the Policy Holder, the estimated premiums to be paid on the underlying policies for each of the five succeeding fiscal years to keep the Policies in force as of March 31, 2014, are as follows:

Year	Premiums	Expenses + Interest	Total
Year 1	$4,226,700	$2,294,252	$6,520,952
Year 2	4,581,600	3,735,396	8,316,996
Year 3	4,192,662	3,083,919	7,276,581
Year 4	3,631,218	2,821,920	6,453,138
Year 5	4,193,023	3,068,422	7,261,445
Total	$20,825,203	$15,003,909	$35,829,112

These premiums will reduce the net insurance benefits payable under the Policies, along with other costs and expenses and repayments under the MRI, if any, as outlined above.  Certain policies contain a return of premium provision, which will increase the net insured benefit as premium payments are made.  As of March 31, 2014, the return of premium amount on Policies with these provisions was $384,801.

Since the execution and delivery of the Transfer Agreement, the Secured Promissory Note was: (i) acquired by us under the Del Mar ATA, subject to pledge to secure our non-cash obligations under the Del Mar ATA in the event we received and accepted $400 million in Qualified Nibs from Del Mar Financial under the ATA; (ii) we signed an Amended and Restated Promissory Note effective November 5, 2013, with a provision that would reduce the principal from $2,999,999 to $1,500,000, and assigned the Amended and Restated Promissory Note to Del Mar Financial;  and (iii) we acquired the Buyback Rights to re-acquire such Amended and Restated Promissory Note for $1,000,000 plus an additional 2% for each month (whole or partial) that elapsed from the time of the assignment of such Amended and Restated Promissory Note by Del Mar Financial to a third party, subject to a minimum Buyback Price of $1,120,000, which Buyback Rights became ours by reason of Del Mar Financial’s failure to deliver the $400 million in Qualified NIBs to us by the date of our first extension to them of such obligation to April 1, 2014.  Also, see the heading “Qualified NIBs acquired under the Del Mar ATA,” below.

Qualified NIBs acquired under the Del Mar ATA

	Face Amount	Policy Type	Gender	Current Age[1]	Life Expectancy[2]	Carrier	Carrier Rating S&P
1	8,000,000	Universal Life	Male	87	43.5 months	American National	A
2	4,000,000	Universal Life	Male	84	65.2 months	Hancock	AA-
3	10,000,000	Universal Life	Male	80	152.8 months	Lincoln	AA-
4	10,000,000	Universal Life	Female	83	143.5 months	Natl. Western	A
5	4,000,000	Universal Life	Female	80	141.9 months	AXA	AA-
6	10,000,000	Universal Life	Female	83	136.8 months	Sun Life	AA-
7	10,000,000	Universal Life	Female	83	46.4 months	ReliaStar	A-w-
8	9,600,000	Universal Life	Female	83	124.9 months	Lincoln	AA-
9	5,000,000	Universal Life	Male	79	90.6 months	AXA	AA-
10	10,000,000	Universal Life	Male	82	93.8 months	Beneficial Life	A
11	10,000,000	Universal Life	Female	85	105.4 months	AXA	AA-
	$90,600,000

The following are the initial terms of the Del Mar ATA and the related Europa Agreement as amended:

Effective June 7, 2013, we entered into the Del Mar ATA, which involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest or NIBs in two portfolios of life insurance policies having a face amount of approximately $284,270,924, among other assets, and provided for the conversion of the NIBs into “Qualified NIBS” having a face amount of $400 million, with “Qualified NIBs meaning that: (i) the NIBs would have premium financing secured for up to five years; (ii) that any grouping of NIBs would have not less than 10 policies; (iii) that the average age of the insureds under the life insurance policies would be approximately 81 years; and (iv) that the NIBs would have mortality re-insurance coverage or what we formerly referred to as “MRI” and which is referred to in this Annual Report as mortality re-insurance or “MRI,” as discussed below.  The additional assets that were conveyed to us under the Del Mar ATA were further consideration to ensure that any cash advances required of us on the anticipated receipt of Qualified NIBs would be secured until such Qualified NIBs were received.  The purchase price of the assets was $20,000,000, $8,000,000 in cash and $12,000,000 represented by a promissory note or notes, to be executed and delivered on a pro rata portion of the $12,000,000, based upon the percentage of Qualified NIBs as provided.  In the event Del Mar Financial was unable to provide the Qualified NIBs by December 31, 2013, we would have the option of selling any of these additional assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made by us under the Del Mar ATA.  These NIBs are collateral, with the other assets acquired, for the obligations of Del Mar under the Del Mar ATA.

We also entered into the Europa Agreement on June 7, 2013, in connection with the Del Mar ATA, whereby it was agreed that Europa would exclusively provide its NIBs related structuring and consulting services to us, with the understanding that we had no obligation to purchase any NIBs that Europa presented to us.  Europa received an initial cash advance of $340,000 for its services (the “Structuring Fee”) related to its structuring and consulting services with respect to the Del Mar ATA.  Europa will also receive a Structuring Fee of 1% of the face amount of the life insurance policies underlying all NIBs introduced and acquired, payable as follows: 50% of the fee on the delivery of the NIBs; and the remaining 50% being payable on the conversion of the NIBs to Qualified NIBs as defined in the Del Mar ATA.  If all NIBs are “Qualified NIBs,” all fees will be due on closing.  Del Mar Financial and Europa subsequently agreed that the total cash payment due from us under the Del Mar ATA ($8,000,000 to Del Mar Financial and $4,000,000 to Europa) would be reduced on a dollar for dollar basis for any cash payments or

_______________________

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

expenses paid by us in excess of $8,000,000 under the Del Mar ATA.  As of March 31, 2014, such cash payments and expenses were $9,020,862.

On November 14, 2013, we amended the Del Mar ATA and the Europa Agreement and other related agreements: (i) to reflect the dollar for dollar reduction in fees due to Del Mar Financial and Europa under the Del Mar ATA and the Europa Agreement to the extent that our cash payments and other expenses under the Del Mar ATA exceed $8,000,000 (ii); to announce a Collateral Release Agreement with PCH Financial, whereby PCH Financial released any lien it had on any assets we had purchased under the Del Mar ATA; (iii) set payment dates for certain payments due Europa under the Europa Agreement; (iv) to confirm that $8,241,319 had been expended by us in the Cash Payment and related expenses to that date; (v) to confirm that any excess of the Cash Payment and expenses that exceeds $12,000,000 shall be a liability of Del Mar due on demand; (vii) to confirm that liquidated damages under the Del Mar ATA were 100% or two times the cash payment and our expenses under the Del Mar ATA; (viii) to confirm payment to Michael Brown of $25,000 as a consultant under the Europa Agreement and that such payment was part of our expenses for all purposes under the Del Mar ATA; (ix) announce that our March 11, 2013, $2,999,999 promissory note to PCH Financial issued as partial payment by us to acquire our first $129 million in NIBs (acquired by ANEW LIFE) had been amended and restated to reduce the principal amount to $1,500,000 and to extend the due date to April 11, 2015 (the “Amended and Restated Promissory Note”), and that such Amended and Restated Promissory Note had been assigned to Del Mar Financial; and (x) our acquisition of certain buyback rights (the “Buyback Rights”) to acquire such Amended and Restated Promissory Note for $1,000,000 plus an additional 2% for each month (whole or partial) that elapsed from the time of the assignment of such Amended and Restated Promissory Note by Del Mar Financial to a third party, subject to a minimum buyback price of $1,120,000 (the “Buyback Price”), which Buyback Rights became ours by reason of Del Mar Financial’s failure to deliver the $400 million in Qualified NIBs to us by the date of our first extension to them of such obligation to April 1, 2014.  To date, we have received $90.6 million in Qualified NIBs, and we have extended the due date of the delivery of the remaining Qualified NIBs until September 30, 2014, as discussed above under the heading “Business Developments subsequent to the Fiscal Year Ended March 31, 2014.  Although paid by the Policy Holder, the estimated premiums to be paid on the underlying policies for each of the five succeeding fiscal years to keep the Policies in force as of March 31, 2014, are as follows:

Year	Premiums	Expenses + Interest	Total
Year 1	$2,297,172	$1,953,686	$4,250,858
Year 2	2,501,817	1,603,673	4,105,490
Year 3	2,683,642	1,651,951	4,335,593
Year 4	2,739,232	1,646,197	4,385,429
Year 5	2,851,673	1,402,523	4,254,196
Total	$13,073,536	$8,258,030	$21,331,566

Distribution Methods of the Products or Services

Presently, it is anticipated that all NIBs we acquire will be held until maturity.  Through the combination of the Senior Loans, MRI coverage and debt or equity financing by us, management believes we should be well positioned to hold the NIBs until maturity.  However, we will continuously analyze the Senior Loan amounts, MRI payments, NIBs and underlying Policies to determine, in conjunction with the Lux Sarls, whether any such assets should be liquidated. Further, in the event of any events of default under the Senior Loans or MRI’s, we plan to attempt, in conjunction with the Policy Holders and Lux Sarls, to sell the affected assets, in conjunction with the Lux Sarls, if necessary or advisable; absent that, we may lose our interest in the affected NIBs.  There is an active secondary market for Policies that we can access if it is determined that any of the Policies or NIBs should be liquidated.  However, prices in the secondary market are relatively volatile, and our goal is to avoid the early sale of NIBs or Policies so that we can realize maximum net amount on maturity of the Policies.  Through strategic alliances with well known Policies’ servicers and market participants, we believe we have substantial lines of communications with the potential participants active in the life settlement secondary market; however, no assurance can be given that if we are required to sell any of our NIBs or other insurance related products prior to maturity, that we will be able to do so without incurring a loss.

Status of any Publicly Announced New Product or Service

We have not had any recent public announcement of any new product or service.

Competitive Business Conditions and Smaller Reporting

Company’s Competitive Position in the Industry and Methods of Competition

Life Settlement Market Generally.  Life settlements are secondary market sales of life insurance policies that consumers no longer want or are unable to keep because of personal financial conditions.  The market provides consumers an option of selling their policies for significantly more than the cash surrender value that would be paid by the insurance carrier upon the surrender of the policy.  From the early 2000s through 2007, the market for life settlements grew substantially from both the demand and the supply sides of the transactions.  However, growth slowed in 2008 and has been declining since that time.  The insurance research group, Conning & Co., issued a study predicting that growth in the life settlement market will remain flat or decline from 2012 and beyond due to lingering distress in the credit and investment markets and investor concerns regarding liquidity requirements of life settlements.  Regardless, we believe that the supply of policies should steadily increase due to the aging population and increased awareness of the life settlement market as an alternative to allowing a policy to lapse for little or no value.  Participants in the secondary life settlement market include major insurance companies and many funds.

NIB Secondary Market.  To date, we are only aware of two providers of NIBs, Del Mar Financial and PCH Financial, and we plan to attempt to find others and create additional relationships with any such NIBs providers.  We have also considered creating the NIBs internally to further reduce the cost of the NIBs; this process would require additional funding and various third party relationships similar to those described above, and no assurance can be given that we will have either the resources or that the required third party relationships will be available.  To create NIBs internally, we would have to purchase life settlement policies in the secondary market and attempt to obtain the necessary loans and MRI coverage and structure the transactions in a manner that would be as favorable as our present NIBs.  This process would require material research related to structuring and tax planning.  No assurance can be given that we could create our own NIBs.

Senior Loan Market.  Because of the uncertainty of maturity of the Policies, financing is relatively difficult to secure. The current Senior Lender on the NIBS we have acquired is presently believed to be the only lender providing financing for the Policies securing the NIBs.  We believe there may be additional lenders available in the coming years; however, we have no arrangements or understandings with any such lending sources, nor the Senior Lender, and no assurance can be given that any such lending sources will become available to us in the future.  At present, the NIBs will each be subject to loans from the Senior Lender, which may be used to pay premiums on the Policies, and to pay the servicing fees, the securities intermediary fee, the administrator fees and certain other costs and expenses of the Lux Sarls (collectively, the “Fees”) under certain circumstances.  Any amounts due and payable to the Senior Lender shall be senior to payments on the NIBs and shall accrue interest at the rate of approximately 4.5% to 8.00% per annum and be compounded quarterly.  The Senior Lender will have a lien senior to the partnership interests of the Policy Holders.  After an event of default under the Senior Loans, the Senior Lender will have the right to exercise remedies with respect to such partnership interests, including disposition thereof, and will be entitled to receive proceeds of any such disposition to the extent of the obligations outstanding under the Senior Loans prior to any such proceeds being available to us.

The Senior Loans typically have a term of approximately five years and can be drawn upon during such term.  The Senior Loan can be prepaid subject to certain pre-payment penalties.  We intend to request that the Lux Sarls or their related parties or subsidiaries who are parties to the Senior Loans renegotiate the Senior Loans, or we intend to have alternate financing available, prior to the end of the Senior Loans’ terms; presently, we have no alternative sources of Senior Loans available to us.  The Senior Lender is committed to the issuance of Senior Loans on life settlement products like NIBs, and we believe it has the capacity to continue to make such loans. The ongoing availability of these Senior Loans will allow for the creation of products like NIBs, and which are currently only sold by PCH Financial and Del Mar Financial; however, being “committed” and actually making the loans are entirely different matters.  The failure of the Senior Lender to continue making these loans to PCH Financial and Del Mar Financial may result in their inability to provide NIBs to us for purchase and our business model may suffer substantially.  It should be noted that we do not have a direct contractual relationship with the Senior Lender and no written agreement in this regard has been provided.

We believe that the Senior Lender is a member of the Federal Association of German Banks; has been granted a license in accordance with the German Banking Act; and is registered and supervised by the German Federal Supervisory Authority.  The Senior Lender is not rated.

MRI Market.  There are a limited number of MRI Providers.  While the MRI coverage is relatively expensive, management believes that Policies that are covered by MRI have less volatility, have lower liquidity issues, and should be given higher values for purposes of financing and secondary market sales.

Sources and Availability of Policies and NIBs

Existing Policies and NIBs.  We are currently the owner of NIBs related to Policies with an aggregate original face amount equal to $129,038,933, and we are in negotiations to purchase additional NIBs related Policies.  To date, we have received Qualified NIBs under the ATA related to life insurance policies with a cumulative face amount of $90.6,million and we hold, as collateral, non-Qualified NIBs related to life insurance policies with a cumulative face amount of approximately $202 million. These $202 million of non-Qualified NIBs are divided into three portfolios of policies of face amounts of approximately $55.5 million, $52.5 million and $94 million, respectively.  We also hold, as collateral, additional non-Qualified NIBs in a face amount of approximately $100 million that are being evaluated for possible conversion into Qualified NIBs.  While the analysis is ongoing and a final determination has not yet been made, it appears that newly created Qualified NIBs from unrelated policy owners may be acquired at a lower cost than the conversion of some existing non-Qualified NIBs portfolios.  We are in preliminary discussions to acquire additional NIBs with a party whose notes we acquired under the Del Mar ATA and that were to be pledged to Del Mar Financial in the event all $400 million in Qualified NIBs are delivered.  It is planned that the notes acquired will be exchanged for such NIBs, and the NIBs acquired will then become part of the collateral that would be subject to pledge in the event of Del Mar Financial’s full compliance under the Del Mar ATA.  We have granted an additional extension to Del Mar Financial under the Del Mar ATA to September 30, 2014, to allow Del Mar Financial further time to process and finance certain of the non-Qualified NIBs to Qualified NIBs and to assist existing policy owners in the creation of new Qualified NIBs for delivery to us as required under the Del Mar ATA.  Management believes there is an adequate supply of life settlement insurance interests available for purchase through current contacts or the secondary market for life settlement insurance policies, though its ability to acquire further interests in NIBs will be subject to the availability of a Loan Facility, or self financing, for which we presently do not have the available resources, and the MRI Provider, as to which no assurance can be given.  We will not receive the face amount of the Policies, but only the net insurance benefit.  See the heading “Plan of Operation” of the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 5, below.

Additional Availability of Policies and NIBs.  While the life settlement market as a whole has slowed in growth in recent years, there is still an adequate supply to meet our objectives. We intend to continue to work with prior vendors of our NIBs and our current contacts in the life settlement industry who have been active in the market for years and have well established relationships with owners and sellers of qualifying Policies, along with Europa, our structuring consultant, Europa (see the heading “Dependence on One or a Few Major Providers” below), which is engaged in the business of structuring pooled life insurance purchases, sales and financing in Luxemburg, Ireland and Germany.

Purchasing Analysis and Process.  We currently review NIBs and Policies from vendors of our NIBs, Europa and the secondary market.  We also work with licensed life settlement providers; however, we do not contact insured parties or consumers.  The Servicer has four roles (in timeline order): First, it provides advisory or pre-financing services to assist in the construction of portfolios that might ultimately be financed by the Senior Lender and covered by the MRI Provider.  These services are provided either directly to the initial NIBs owner (i.e., the Lux Sarls) or to prior policy holders or structuring consultants (i.e., like Del Mar Financial or PCH Financial).  Second, it provides policy due diligence services to the Senior Lender in connection with the loan underwriting process. Third, it provides ongoing policy servicing to the Policy Owner once the Policies are owned and the NIBs structure is in place.  Fourth, it provides assistance to initial NIB purchasers (such as PCH Financial, Del Mar Financial or other entities that acquire, market and sell the NIBs) or secondary NIB purchasers (such as Sundance), in their analysis and ongoing ownership of the NIBs. The Servicer does not provide advice regarding the economics or profitability of the NIBs.  Europa provides us with financial analysis of the NIBs as our structuring consultant.  We directly benefit from these services by our ownership of the NIBs, though we have no contractual arrangements with the Servicer.   We also rely on our general counsel for due diligence related to non-insurance contractual matters, and have relied on our general counsel for certain chain of title issues relating the Policies since April 1, 2013.  As NIBs are submitted to us, the Servicer or other servicing company will provide due diligence and valuation summaries.  These summaries will then be reviewed by our general counsel and management team.  We will perform a review of the Policies and NIBs, including a detailed review of the financing and MRI coverage, and, if our criteria are met, we will purchase the NIBs, subject to having available resources.  Our general counsel was formerly general counsel to our current Servicer and has 10 years of experience in providing due diligence services and financing review for life insurance policies.  See the heading “Significant Employees” of the caption “Directors and Executive Officers” of this Item below.  We are also in the process of hiring an independent pricing consultant either as a full time employee or on a contract basis with years of experience in pricing life insurance policies.  We have spoken to multiple candidates and hope to have a pricing consultant in the next 60 days.  We do not track concentrations of the same pre-existing medical conditions among insured individuals.  While the policy servicer does have detailed health records related to the insureds under the Policies, they have not engaged in such a comparison to our knowledge because most people in the 75 years of age and older category have multiple and ever changing health conditions.  Some have had conditions in the past that are no longer present and vice versa. Accordingly, it would be difficult to separate and track them in this manner.

Dependence on One or a Few Major Providers

Policy Providers.  We believe we have access to multiple policy sellers and supply does not currently appear to be an issue.  However, the other components of the NIBs structure have limited sources.

NIB Providers.  For the NIBs to be fully marketable and ready for purchase, the Lux Sarls must also secure Senior Loans and MRI coverage.  While we and consultants for the Lux Sarls are seeking additional financing sources and MRI Providers, there is currently believed to be only one source of financing for the Senior Loans and two historic MRI Providers and one continuing MRI Provider.  Del Mar Financial and PCH Financial are the only NIBs providers known to us; however, we are continuing to seek additional providers and sources for the components of the NIBs to ensure that our demand for these types of life settlement products will be met.

Europa Agreement.  On March 14, 2013, we entered into a Structuring and Consulting Agreement with Europa, our structuring consultant to advise and assist us in the acquisition and structuring of NIBs and life insurance benefits and other products tied to life insurance policies on insured’s aged 75 or older.  Europa is engaged in the business of structuring pooled life insurance purchases, sales and financing in Luxembourg, Ireland and Germany.  Europa advised us with respect to our initial purchase of NIBs related Policies with an aggregate original face amount equal to $129,038,933, which we purchased on March 11, 2013, for $5,999,000, $3,000,000 of which was paid in cash and $2,999,000 of which was paid by the issuance of a Secured Promissory Note (see the heading “Current NIBs Contracts” above).  $300,000 in compensation was paid to Europa in connection with this transaction, which was capitalized within the carrying value of the investment.  The Consulting Agreement may be terminated by either party at any time; requires each party to pay its own expenses; contains confidentiality provisions for the protection of the parties; and other customary provisions regarding due authorization, counterparts, governing law, the completeness of the agreement, amendments and severance.  A copy of the Europa Consulting Agreement was filed as an Exhibit to our Current Report dated March 29, 2013, which was filed with the SEC on July 12, 2013.  See Part IV, Item 15.

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

Effect of Existing or Probable Governmental Regulations on the Business

Life Settlement Licensing and Regulation

Life Settlements are heavily regulated on the state and federal levels.  The regulations are focused on licensing market participants and disclosure to policy owners.  We support such regulations and believe such regulations will help to stop abuses in the life settlement industry and improve the negative connotations associated with the industry.  The regulations primarily apply to purchasers of policies directly from the original policy owner.  We are not licensed to engage in such purchases and will not engage in such purchases.  All of the Policies subject to our existing NIBs will have been purchased prior to our involvement through licensed providers, if necessary; and any future interests in any life settlement policies will have been purchased from the insured prior to our purchase of any interest in any such policies.  We exercise care, primarily relying on the due diligence of third-parties, to ensure that all policies were initially purchased in compliance with applicable law and review the laws of the applicable states prior to any purchase of NIBs or any life settlement policies by us.  Our Servicer conducted this review for the Senior Lender prior to the Senior Lender’s provision of financing for our current portfolio of NIBs.  Going forward, our general counsel will oversee such acquisitions, and we will continue to rely on the due diligence conducted by the servicers for the NIBs sellers, the Senior Lender and MRI Provider.  Additionally, any sales of NIBs or life settlement policies will be made in the secondary market for these products, in transactions with mutual funds, hedge funds, insurance companies and other non-consumer market purchasers.

Specifically, upon acquiring the NIBs, PCH Financial or DMF Financial will provide a due diligence package that includes medical/underwriting files, policy analyses and chain of title information.  We will be relying on our consultant, Europa, to work with PCH or DMF to compile this information.  Our general counsel will review the chain of title information and the information related to policy origination.  This includes a review of the original applicant of each policy and relationship of such applicant to the insured.  We will then trace the ownership of the policy via change of ownership forms filed with the applicable insurance carrier from that original applicant to the current owner of the policy to ensure there are no breaks in the chain of title.  It should be noted that prior to our involvement, the policy files will have passed the due diligence requirements of the Senior Lender and the MRI Provider.  While we are not involved in these reviews and will perform our own separate review of the files, these reviews do provide some additional comfort.  Until we engaged in-house counsel, the due diligence conducted by our legal counsel consisted of non-insurance based due diligence and due diligence related to contractual issues only.

Foreign Licensing and Regulation

We have and expect to engage in business with multiple foreign counterparts in Luxembourg, Ireland, Germany and other countries.  We rely on representations from such counterparties that they are in compliance with all applicable laws, rules and regulations.

SEC’s Life Settlement Task Force

An SEC Staff Report on life settlements was released by the SEC on July 22, 2010, and can be accessed at www.sec.gov/news/studies/2010/lifesettlements-reports.pdf, that discusses various issues in the life settlements market.  In this Report, the SEC recommends that the Securities Act and the Exchange Act be amended to define life settlements as a “security,” so that persons involved in the life settlement markets would be afforded the protections of applicable federal securities laws, rules and regulations, along the probability of regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and that the SEC should continue to monitor the legal standards of conduct of participants in the life settlements market, the development of a life settlements securitization market, encourage Congress and state regulators to consider more significant and consistent regulation of the life expectancy underwriters and to consider instructing the SEC Staff to issue an investor bulletin regarding investments in life settlements.  The adoption of these regulations could substantially increase the costs of our filings with the SEC, especially if we were determined to be subject to the provisions of the Investment Company Act, including further oversight of our business model that could limit our ability to change investment policies without stockholder approval, prohibit acquiring assets from an affiliate without an approved exemptive application from the SEC, limit our leveraging of assets to one-third of our total asset value and account for all derivatives as a leverage of assets to the extent that they create an obligation on our part to pay out assets to a counterparty ahead of our stockholders and generally, require 40% of our directors to be independent directors, along with other requirements that may impact operations, like recordkeeping requirements, reporting requirements and privacy requirements. All of these potential regulations could have a substantial negative affect on our business model and revenues and greatly increase our expense of regulatory compliance.

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

Emerging Growth Company

We are also an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited consolidated financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act like we are to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

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

Research and Development Costs during the Last Two Fiscal Years

We had no research and development costs during our last two fiscal years ended March 31, 2014, and 2013.

Number of Total Employees and Number of Full-Time Employees

We have four full-time employees, Randall F. Pearson, our President; Glenn S. Dickman, our Secretary; Matthew G. Pearson, our Chief Operating Officer; and Lisa L. Fuller, Esq., our general legal counsel.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, we have included risk factors that we believe are applicable to our Company and our business.

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

Our Independent Auditor’s Report dated July 15, 2014, expresses a “going concern” reservation in connection with our audited consolidated financial statements for the year ended March 31, 2014.  Note (16) of our audited consolidated financial statements states that “At March 31, 2014, the Company had accumulated deficits of $310,789 and a working capital of $234,297, but has yet to receive cash payments on revenues. In addition, the Company has negative operating cash flows from inception through March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.”  See the caption “Financial Statements and Supplementary Data,” Part II, Item 8, below.

One member of our management has up to approximately five years (Matthew G. Pearson, our Chief Operating Officer) and our directors and President and Secretary have at least approximately 20 months (Messrs. Randall F. Pearson, Glenn S. Dickman and Ty Mattingly) experience in our chosen industry of operations and they rely on our general legal counsel and outside consultants and others in this industry to make informed business decisions; and potential conflicts of interest involving those parties who are relied upon could adversely affect the value of our life insurance products.

Members of our management have had a limited exposure to the life settlement industry.  They have and will continue to rely on consultants and servicers in this industry, along with our general legal counsel, in evaluating life insurance products for purchase.  Many of these consultants or servicers represent or provide services to others in this industry, and no assurance can be given that we, as a small competitor competing with larger competitors in this industry, will not be treated less favorably by these consultants than our competitors.  Even as management accumulates expertise in this industry, we will still being relying on the expertise of outside consultants for various factors, including valuation, life expectancies, actuarials and other matters specific to life insurance policies, most of which are outlined below under this caption under the heading “Risks related to Policies.”

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

Our projections are based on our ability to purchase NIBs related to Policies with combined face amounts in excess of $500,000,000 and at least 100 underlying insureds (we will not receive the face amount of the Policies, but only the net insurance benefit).  The more underlying insureds we have related to our NIBs, the more reliable the actuarial results will be.  We understand that rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability.  It will take years for us to reach such levels, if ever.  The relative low number of insureds makes our models and projections less reliable.  We currently own NIBs with life insurance policies in six portfolios, with an aggregate original face amount of $219,638,933 (including NIBs acquired from PCH Financial and Qualified NIBs acquired from Del Mar Financial), with 32 individual insureds spread over 62 underlying life insurance policies. There are only 32 individual insureds in these life insurance policies, which increases our risk that our actual yield may be less than expected as our portfolios may not be sufficiently diversified.

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

A demand for payment of the Senior Loans and a foreclosure by the Senior Lender on the policies could result in the loss of our entire investment in the NIBs.

The Senior Lender could demand repayment of the Senior Loans.  Though we have no liability for the Senior Loans because we are not party to them, we could lose our entire investment in our NIBs.  Since we are not party to the Senior Loans, we are not entitled to any notice of the Senior Lender’s demand for the payment of the Senior Loans or any notice of any foreclosure of the Senior Lender on the policies.  In the event of a foreclosure, we could only appear and bid at the foreclosure sale on the policies securing the Senior Loans in the same manner as any other unrelated party.  Even if we had the ability to arrange other financing prior to any foreclosure sale, we would have to make arrangements with the Lux Sarls or their related parties or subsidiaries, who are the only parties to the Senior Loans, to pay off the Senior Loans for our benefit and then acquire their underlying interests in the policies for the Company.  If the Senior Loans could not be renegotiated and foreclosure occurred, we would lose our entire interest in the NIBs.

The limited number of sellers of NIBs and similar life settlement products may have an adverse affect on our planned business model and may limit our ability to negotiate favorable prices in the acquisition of these life settlement interests.

To our knowledge, Del Mar Financial and PCH Financial, the two sellers from whom we have acquired all of our present interests in NIBs and similar life settlement products, are the only sources for these life settlement products.  Unless other sources become available, our ability to purchase the life settlement products desired under our business model may be limited, and our ability to seek competitive pricing will be limited.  These factors could have an adverse affect on our business, growth potential and our success.  We are currently seeking other sources of providers of these life settlement products.  Further, our business model includes acquiring life settlements directly and obtaining loans for premium payments and MRI or similar insurance arrangements to those associated with our NIBs, though no assurance can be given that we will be successful in these endeavors, or that the lack of competitors in providing NIBs and related life settlement products will not have an adverse effect on our business model and the quality and price of life settlement products we purchase.

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

In August 2009, the SEC established a Life Settlements Task Force to investigate the life settlements market.  On July 22, 2010, the SEC released a Staff Report by the Life Settlements Task Force that recommended the SEC consider recommending to Congress that it amend the definition of “security” under the federal securities laws to include life settlement policies, such as the Policies, as securities.  Prior to our fiscal year ended March 31, 2013, one U.S. Congressman sought to introduce a bill to amend the definition of “security” as recommended by the SEC.  While that attempt did not result in any action, there can be no assurance that such a bill will not be passed at some future date.  If federal securities laws are indeed amended to include such policies within the definition of “security,” or if courts with relevant jurisdiction interpret existing securities laws to that effect, our ability to operate our business under our current business model may be constrained by additional registration and securities compliance requirements under the Securities Act, the Exchange Act and the Investment Company Act.  Intermediaries may be required to register as broker-dealers or registered investment advisers, and would otherwise be subject to oversight by the SEC and the Financial Industry Regulatory Authority, which require adherence to numerous rules and regulations.

The Senior Lender is believed to be one of only one or two current sources for financing the Senior Loans.

There is currently believed to be only one or two current sources of financing for the Senior Loans, one of which is the European financial institution that has provided the Senior Loans for our present NIBs portfolio.  This European financial institution is unrated. The Senior Lender has confirmed that it is committed to the issuance of Senior Loans on life settlement products like NIBs, and we believe that it will have the capacity to meet our demands for financing related to NIBs we may desire to purchase from parties like PCH Financial and Del Mar Financial. We have no relationship with this institution; and we have no binding agreements or understandings pursuant to which this Senior Lender has agreed to finance other life settlement products for us.  Our inability to finance life settlement products in the future with the Senior Lender or through some other source, could have a substantial adverse impact on our business, and the fact that our Senior Lender is unrated, raises questions about the stability of the Senior Lender and our Senior Loans.  These factors can negatively affect the value of our NIBs portfolio and may make it difficult to use our present NIBs portfolio as a source of debt financing, if desired, and may also result in a decreased valuation in the event we are required to dispose of these assets.

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

93% of our total assets are interests in life settlement policies, resulting in a lack of diversification of assets that are subject to significant fluctuations in fair value.

Our currently owned NIBs comprise approximately 93% of our assets, resulting in no diversification of our risks of business.  Life settlement products like our NIBs and planned future purchases of life settlement products are subject to substantial fluctuations in value, primarily based upon matters that are not within our control, including financing costs, the solvency of our lenders and MRI Providers, the health and life expectancy of the insureds under our Policies and the costs of maintaining the Policies, along with continually updating information about the health of the insured.  This lack of diversification increases our risk of loss, and there can be no assurance the effect of any of these factors will not result in a substantial adverse impact on our business.

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

We are a “reporting issuer” under Section 13 of the Exchange Act, required to file annual reports (SEC Form 10-K), quarterly reports (SEC Form 10-Q) and current reports respecting certain events (SEC Form 8-K), along with proxy or information statements for any meeting of stockholders or written consents of stockholders holding sufficient securities to effect corporate actions.  Most of these reports require financial information, including the annual report, which requires year end audited consolidated financial statements by an independent public accountant that is PCAOB registered, like our auditors, and the quarterly reports, which require reviewed quarterly financial statements by such auditors.  The preparation of these reports, their review by management and professionals, and the preparation of these financial statements by our in-house accountants and management, as well as the auditing and review process of such financial statements is time consuming in terms of management resources and costly in terms of professional fees for lawyers, accountants and auditors.  It is difficult to quantify these costs, but they are expected to be not less than between approximately $150,000 and $250,000 annually.  As our business grows, these costs can only increase.

Risk Factors Relating Our Common Stock

There is no established public market for our common stock, and any market that may develop could be volatile.

There is currently no established public market for our common stock, and no assurance can be given that any established public market for our shares will commence, or if one does commence, that it will continue, in any respect.  Interest in our common stock may not lead to a liquid trading market, and the market price of our common stock may be volatile. The following may result in short-term or long-term negative pressure on the trading price of our shares, among other factors:

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

Our Management and two stockholders own approximately 64.6% of our outstanding common stock and could elect all of our directors who in turn elect all of our officers.

This percentage of stock ownership is significant in that it could carry any vote on any matter requiring stockholder approval, including the subsequent election of directors, who in turn elect all officers.  As a result, these persons effectively control the Company, regardless of the vote of other stockholders. As a result, other stockholders may not have an effective voice in our affairs. See the caption “Security Ownership of Certain Beneficial Owners and Management,” Part III, Item 12, below.  This percentage does not include shares underlying outstanding options or warrants that can be exercised within 60 days.

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 43,155,941 shares of our common stock that are currently outstanding, 37,275,000 of such shares are subject to Lock-Up/Leak-Out Agreements, and no public resale of any of these securities can be made until on or after October 6, 2014 (the “Lock-Up Period”); thereafter, each of these stockholder’s common stock can be sold in an amount equal to 0.0025% (1/4%) of our outstanding securities  (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the next four successive quarterly periods following the Lock-Up Period; 0.005% (1/2%) of our outstanding securities during each of the next four successive quarterly periods; and 0.01% (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”).  Notwithstanding the foregoing, any stockholder subject to a Lock-Up/Leak-Out Agreement that owns less than 100,000 shares of common stock that are covered thereby, shall be allowed to sell one-fourth (1/4) of such stockholder’s common stock in each successive quarterly period following the Lock-Up Period, also on a non-cumulative basis.  Our remaining outstanding shares are freely tradable under Rule 144, subject to limitations on the number of shares that can be sold quarterly by “affiliates” as defined under the Securities Act.  Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock.  See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial

Owners and Management” of Part II, Item 5, below.  Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

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

There are risks that the Policies were procured on the basis of fraud or misrepresentation in connection with the application for the policy.  Types of fraud that have occurred in applications where carriers have successfully rescinded or voided the policies include, among others, misrepresentations concerning an insured’s financial net worth and/or income, need for and purpose of the life insurance protection, health or age and whether he or she is a smoker.  Such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans or other structured programs.  In particular, there is a significant risk that applicants and potential insureds may not answer truthfully or completely questions related to whether the life insurance policy premiums will be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of the life insurance policy. Such risk may be further increased to the extent life insurance agents communicate to applicants and potential insureds regarding potential premium finance arrangements or profits to be made on policies that will be sold after the contestability period.  If an insured has made any material misrepresentation on his/her application for life insurance, there is a heightened risk that the insurance company will contest or successfully rescind or void the related policy, although an issuing insurance company may not be able to raise such claims after the expiration of the contestability period.  Each of the Policies is beyond the contestability period.  Even if such fraud in the application could not serve as a basis to challenge a policy because the contestability period has expired, it may be raised as evidence that the policy was provided as part of a STOLI arrangement.

The risk of litigation with issuing insurance companies could substantially raise our costs of operation and increase or our risk of loss.

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

We rely primarily on four different life expectancy providers, 21st Services LLC, American Viatical Services LLC, Fasano Associates and EMSI.  It is somewhat unclear how the changes in the 21st Services methodology will impact our current or future portfolio purchases.  If the changes are significant, it should lower prices for future NIBs (to our benefit), but could also lower the value of our current NIBs portfolio due to the lower resulting present value of the death benefits forecasted to be paid at later dates due to the life expectancy changes.  The existing NIBs portfolio should not be materially impacted by the changes in the 21st Services methodology in the short term because the financing is locked in for four to five years.  Further, the remaining three life expectancy providers have not made changes that would impact the value of the Policies, which provides stability.  Life expectancy changes are hard to predict.  This is one of the factors we considered when utilizing the MRI, which lessens the impact of life expectancy variances by guaranteeing certain minimum levels of payments when the Policies do not mature as expected.

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

Insurers pass on a portion of their expenses to operate their business and administer their life insurance policies in the form of policy charges borne by each policyholder.  In the event an insurer experiences significantly higher than anticipated expenses associated with operation and/or policy administration, the insurer has the right to increase the charges to each of its policy owners.  In the event of material increases to the policy charges, it is possible that additional premium payments will be required to maintain the policy in force.  While the increased cost of maintaining the affected Policies has been taken into account in our Servicer’s projection of premiums on the portfolio, there can be no assurance that there will not be additional increases nor can there be any assurance that premiums on other Policies will not be increased.  No assurance can be given that we will have sufficient funds available to pay all premiums on the Policies if policy premiums increase.

The lapse of Policies will result in the entire loss of our interest in those particular Policies.

We will be required to make premium payments on the Policies in order to keep them in force.  These payments generally will be made from amounts available to the Lux Sarls pursuant to the Loan Facility, Death Benefits, and MRI Payments.  If there are insufficient funds available for this purpose or if we (or the Servicer of the Policies) does not pay premiums on a policy in a timely manner, the policy could lapse and the value of the asset could be lost.

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

The availability of MRI coverage is a condition of our business model and assumptions, which, if unavailable, will substantially increase our risk of failure.

The MRI is a relatively new product, and there are no guarantees that the MRI Providers will be able to meet our coverage needs.  Without the MRI coverage, we will have limited options when the Senior Loans mature (in four to five years) because we will have lost the reinsurance coverage to be provided by the MRI Providers.  The Senior Lender could demand repayment and all future premiums, which could result in our loss of all of our investment in the NIBs.  We may be unable to find alternate financing.  See the risk factor “A demand for payment of the Senior Loans and a foreclosure by the Senior Lender on the Policies could result in the loss of our entire investment in the NIBs,” above.

ITEM 2:  PROPERTIES

We currently lease a small space of approximately 200 square feet located at 4626 North 300 West, Suite 365, Provo, Utah 84604, on a month to month arrangement for $1,000 per month; and we also lease approximately 6,000 square feet of office space located at 20 Pacifica, Suite 1010, Irvine, California 92618, for $12,000, on a month to month basis, $6,000 of which is billed to Del Mar and Europa and is added to the Cash Payment and expenses due under the Del Mar ATA.  See Part I, Item 1.  The Provo, Utah, facilities are presently our principal executive offices and our current place of business; and the Irvine facilities are located near the Servicer of the Policies underlying our NIBs.  We are considering various factors about our intended industry of business to determine if moving our principal executive offices to another location would be beneficial to us and our business and business relationships.  These factors presently include proximity and convenience of access to the services provided by the Servicer, the servicers of the life insurance policies underlying our net insurance benefits, and our general counsel.  The Servicer of the current portfolio of policies underlying the Company’s NIBs is based in Irvine, California, and Lisa Fuller, Esq., our in-house general counsel, resides in Irvine, California.

ITEM 3:  LEGAL PROCEEDINGS

Except as indicated below, and to the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

On May 13, 2014, we served with a summons and complaint filed in the Third Judicial District Court in Salt Lake County, State of Utah, Case No. 140405819, wherein the plaintiff named us and another unrelated stockholder as defendants, seeking to void the replacement of a stock certificate alleged to be owned by the plaintiff and acquired for value and that was held of record in the name of the unrelated stockholder defendant.  The unrelated stockholder defendant had filed a lost certificate affidavit with our transfer agent claiming that he had lost the stock certificate alleged to be owned by the plaintiff and had the stock certificate replaced with a new stock certificate, also in his name.  The plaintiff’s complaint seeks damages of $74,255 or the estimated market value of the shares represented by the stock certificate or the re-issuance of the shares to the plaintiff, together with other unspecified damages against us, by reason of the replacement of the stock certificate that was in her possession, claiming that she is a “protected purchaser” under Utah law, meaning that she acquired the shares for value and without notice of an adverse claim and obtained control of the security.  The plaintiff also seeks similar damages against the unrelated stockholder defendant.  The parties are currently in negotiations to resolve this matter; however, no assurance can be given that a resolution will be reached without further litigation and expense.  We believe that its maximum liability under this action is the value of the shares sought to be replaced or the amount claimed by the plaintiff, together with costs of court and interest.  If the value of the shares increases before the action is resolved, we could also be liable for the additional increased value of the shares.  The replaced shares issued to the unrelated stockholder defendant were issued by our transfer agent without our consent and a surety bond was provided by the unrelated stockholder defendant at the time of the replacement of the stock certificate that was in the possession of the plaintiff.  We have filed and answer and counterclaim in this matter, and we are presently attempting to resolve the dispute between the parties and settle this matter.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Commencing on or about March 21, 2005, our shares of common stock were listed for quotations on the OTC Bulletin Board of the Financial Industry Regulatory Authority (“FINRA”), presently under the symbol “SUND.”  There is no “established trading market” for our shares of common stock.  No assurance can be given that any established trading market for our common stock will develop or be maintained, and if an established trading market develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” or “control securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  Because we were a “shell company” prior to the closing of the ANEW LIFE Merger on March 29, 2013, the shares issued under this Merger could not have been publicly sold under SEC Rule 144 until on or after one year from the filing of our 8-K Current Report respecting the Merger, which was dated March 29, 2013, and filed with the SEC on April 5, 2013.  Further, substantially all of the shares issued under the Merger are subject to Lock-Up/Leak-Out Agreements, with some non-founding stockholders of ANEW LIFE having certain “piggy-back” registration rights accorded to a portion of their respective shares, as discussed under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” below.  Also, see the heading “Rule 144” directly below.

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2014, and 2013.  These bid prices were obtained from the FINRA composite feed or other qualified interdealer quotation medium.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2013
April 1 through June 30, 2012	.11	.11
July 1 through September 30, 2012	.12	.11
October 1 through December 31, 2012	.77	.75
January 1 through March 31, 2013	.77	.77
March 31, 2014
April 1 through June 30, 2013	7.25	.77
July 1 through September 30, 2013	8.20	6.05
October 1 through December 31, 2013	8.25	7.50
January 1 through March 31, 2014	8.20	5.95

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We had 93 stockholders of record as of July 9, 2014, and an indeterminate number of stockholders who hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The follow table and related footnotes contains information about all sales of unregistered securities by us during the fiscal years ended March 31, 2014, and 2013.  All of these securities were issued pursuant to exemptions from registration under the Securities Act under Sections 4(a)(2) thereof and SEC Regulation D and Rule 506(b) promulgated under Regulation D.

Description of Securities Issued	Shares Issued	Price Per Share
ANEW LIFE Merger	37,037,369(1)	(1)
Stock Option Grants	2,185,000	(2)
Private Placement	2,358,500(3)	(3)

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

(2)

We granted 2,185,000 stock options to directors, officers, consultants and employees, the terms and conditions of which are to be consistent with a yet to be adopted equity stock option or similar plan. For additional information on these stock options, see Footnote (12) of our audited consolidated financial statements that accompany this Annual Report.

(3)

On April 8, 2013, the Company approved a private offering of up to 3,000,000 common shares of restricted stock to investors at $5.00 per share. The purpose of the offering was to acquire additional NIBs. As of the March 31, 2014, we raised $11,792,500 in the sale of 2,358,000 shares of our common stock at $5.00 per share.  We paid $841,651 in introduction fees; and we issued two year warrants to acquire 70,000 shares of our common stock at an exercise price of $5.00 per share.

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2014, and 2013, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the fiscal years ended March 31, 2014, and 2013, there were no purchases of equity securities by us; or by our “affiliates,” except for purchases from us.

ITEM 6:  SELECTED FINANCIAL DATA

Not required of smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.  Reference is also made to the caption “Forward-Looking Statements” at the forepart of this Annual Report, which information is incorporated herein by reference.

Plan of Operations

We are engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” These life insurance interests are anticipated to be held to maturity. Our plan of operation for the next 12 months is to continue the acquisition of these life insurance interests whereby we will acquire the interests in life insurance policies at a discount to their face value for investment purposes. We began purchasing the net insurance benefits in life insurance policies (“NIBs”) during our fiscal year ended March 31, 2013. This is not a market sector without competition, and at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry, and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in the Qualified NIBs we recently acquired in fiscal 2014 or through debt or equity financing. We may be required to expend not less than approximately $33,891,765 over premiums and servicing costs over the next five years to protect our interest in our NIBs, though we have no legal responsibility for these payments.

We currently estimate proceeds of approximately $74,546,743 on the net insurance benefits owned as of March 31, 2014, and acquired from PCH Financial and Del Mar Financial.  This amount is based on the estimated proceeds from polices of $211,638,933; less the senior debt outstanding of $31,867,216; including the reductions for the $8,000,000 policy maturity; expected premium payments of

$66,341,026 over the life expectancies; the estimated increase in the net proceeds from premiums on those policies that contain a return of premium provision in the amount of $384,801; and estimated expenses and interest of $39,268,749 over the term of the Senior Loans.

We use an estimation methodology to project cash flows and returns as presented. The estimation model required many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in the portfolio would exhibit similar experience to a statistically diverse portfolio based upon which the mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LE’s”) provided by LE providers represent the actuarial mean of the life expectancies of the insureds in the portfolio, (iii) the weighted average of the LEs provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LE’s; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifetime of the portfolio; and the senior lending fees, MRI fees, and insurance, servicing and custodial fees do not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from Sundance’s initial assumptions. These portfolios contains only 62 policies and 32 individual insureds, though insurance rating agencies have stated that at least 1,000 lives are required to achieve any actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect, as outlined under Part I, Item 1A Risk Factors, above; therefore, no assurance can be given that these estimated results will occur.

We advanced payments to purchase future additional life settlement products during the year ended March 31, 2014, and if these life settlement products become “Qualified NIBs” as defined in our acquisition documents and as discussed in below, we will also utilize the estimation methodology to estimate what our proceeds from these “Qualified NIBs” may be, all subject to the same assumptions, qualifications and risks referenced above. These life settlement products are included in the estimates above because to the extent that we have been delivered $90.6 million in “Qualified NIBs” from which such calculations would be made as of the fiscal year ended March 31, 2014.

Results of Operations

Income and Cost Recognition

Interest income on investment in NIBs represents the excess of all cash flows attributable to the investment in net insurance benefits greater than the initial investment over the life of each pool of net insurance benefits using the effective yield method.  Changes in the estimate of expected cash flows from investments in NIBs are adjusted prospectively.

During the period from April 1, 2013, through December 31, 2013, our investment in net insurance benefits was on non-accrual status. This decision was primarily based on the initial incremental uncertainty experienced by us during our first three quarters of 2014, after closing of the acquisition on the first pool of qualified NIBS.  Management concluded these uncertainties were significantly mitigated in the fourth quarter as additional experience and information was obtained, including the observation of the proper functioning of the entire system in response to the death of an insured in the fourth quarter.  Non-accrual status was removed effective January 1, 2014.

Operating and General & Administrative Expenses

Operating Expenses

During the years ended March 31, 2014, and 2013, we engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies. General and administrative expenses were $2,278,009 and $98,074 during the years ended March 31, 2014, and 2013, respectively. Most of these expenses were professional fees, payroll and travel expenses. Most all of the professional fees were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act during fiscal 2014, which did not occur in the prior year. Payroll is made up of payroll fees and equity issuances to management, directors and others in the current year.

Other Income and Other Expenses

Other income and expenses consist of interest accrued on the note payable used to purchase the investment in our NIBs. During the years ended March 31, 2014, and 2013, interest expenses have accrued in the amount of $122,452 and $6,577, respectively. We deemed the amendment to the Secured Promissory Note payable by which such note was amended and restated and reduced by $1,499,999, to be an extinguishment of debt and recorded a gain of $1,672,124 in the year ended March 31, 2014. We had interest income in the amount of $13,788 and $0, respectively.

Income Taxes

At March 31, 2014, we had no taxable income.

Liquidity and Capital Resources

From our inception on January 31, 2013 through March 31, 2013, and as of the fiscal years ended March 31, 2014, we incurred net loss of $104,651 and $206,138, respectively.  Management has expressed its belief that we need to raise approximately $40 million to $50 million in additional funds through equity or debt financing to continue our business model and to effectively compete in the life settlement industry during fiscal 2015 and beyond.  We raised $11,792,500 in our private placement that commenced in April, 2013, with the receipt of a final subscription payment of $700,000 in March, 2014, and the cancellation of two subscriptions for non-payment at June 30, 2014.  Our monthly expenses are between approximately $95,000 and $140,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses.  As of June 30, 2014, we were current in all of our payables, and we had approximately $116,000 in cash, along with a Subscription Agreement executed on June 24, 2014, for $3.3 million to purchase 660,000 shares of our common stock, payable on or before August 15, 2014.  We believe we will have adequate cash resources for our estimated monthly expenses through the end of our fiscal year of March 31, 2015, excluding any other acquisitions of additional NIBs and other life settlement products, and assuming payment of this Subscription Agreement.

We have cash assets at March 31, 2014, and 2013, of $375,212 and $545,417, respectively. We have $12,243,411 in investment in NIBs and have advanced $3,584,862 for investment in net insurance benefits. We also had a Secured Promissory Note payable for $2,999,000 related to the $6,299,000 in investment in NIBs, which was amended and determined to be an extinguishment of debt and issuance of new debt. We recorded a gain on extinguishment of $1,672,124. We have only common stock as our capital resource. We will be reliant upon stockholder loans or private placements of equity or debt to fund any future of operations. We have secured no sources of loans. There is no assurance that we will be able to raise any required debt or equity financing.

On April 8, 2013, we approved a private offering of up to 3,000,000 common shares of our common stock, also comprised of “restricted securities” under SEC Rule 144 to “accredited investors” only at $5.00 per share. The purpose of the offering was to acquire additional NIBs or other life settlement products. During the year ended March 31, 2014, we had received $11,792,500 for 2,358,500 common shares at $5.00 per share of which 2,218,500 shares were issued for cash of $11,092,500 and 140,000 shares were issued for cash of $700,000 on July 10, 2014; paid $845,886 in introduction fees; and issued two year warrants to acquire 70,000 shares of our common stock at an exercise price of $5.00 per share.

For the years ended March 31, 2014 and 2013, we had net cash used in operating activities of $10,471,080 and $3,323,323, respectively. We used $3,584,862 as an advancement to purchase the investment in NIBs under the Del Mar ATA for the year ended March 31, 2014 and used $5,944,411 and $3,300,000 to invest in net insurance benefits and accrued $508,411 and $0 in interest income on investment in net insurance benefits to invest in insurance benefits during the years ended March 31, 2014 and 2013, respectively. Net cash used in investing activities totaled $861,000 and $0 for the years ended March 31, 2014, and 2013, respectively, which represents the issuance of two note receivables to unrelated parties in the amounts of $211,000 and $650,000. Net cash provided by financing activities totaled $11,161,875 and $3,868,740 for the years ended March 31, 2014 and 2013, respectively, which represents the net funds we received from the private placement through March 31, 2014.

Long-Term Debt

At March 31, 2014, we had a long term debt balance of $1,455,904 and a short term related party note balance of $90,000. We may borrow money in the future to finance our future operations. Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations. Any such issuance will reduce the control of previous investors and may result in substantial additional dilution to investors purchasing shares in any such offering.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2014, and 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                                                   Page(s)

Report of Independent Registered Public Accounting Firm

       45

Consolidated Balance Sheet as of March 31, 2014 and 2013

       46

Consolidated Statements of Operations

for the Years Ended of March 31, 2014 and the period from January 31, 2013 (inception)

through March 31, 2013

       47

Consolidated Statement of Stockholders’ Equity

for the Year Ended March 31, 2014 and the period from January 31, 2013 (inception)

 through March 31, 2013

       48

Consolidated Statements of Cash Flows

for the Year Ended March 31, 2014 and the period from January ( inception)

through March 31, 2013

       49

Notes to the Consolidated Financial Statements

50 - 60

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sundance Strategies, Inc.

Provo, Utah

We have audited the accompanying consolidated balance sheets of Sundance Strategies, Inc. as of March 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2014 and for the period from inception [January 31, 2013] through March 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sundance Strategies, Inc. at March 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended March 31, 2014 and for the period from inception [January 31, 2013] through March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16 to the consolidated financial statements, the Company has incurred losses since inception and negative operating cash flows that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 16.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

July 15, 2014

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2014 and 2013
	March 31,	March 31,
	2014	2013
ASSETS
Current Assets
Cash and Cash Equivalents	$375,212	$545,417
Prepaid Expenses	2,000	-
Total Current Assets	377,212	545,417
Other Assets
Investment in Net Insurance Benefits	12,243,411	6,299,000
Advance for Investment in Net Insurance Benefits	3,584,862	-
Note Receivable	861,000	-
Accrued Interest Income	13,767	-
Total Other Long-term Assets	16,703,040	6,299,000
Total Assets	$17,080,252	$6,844,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$52,915	$93,082
Notes Payable	-	2,999,000
Notes Payable-Related Party	90,000	3,441
Total Current Liabilities	142,915	3,095,523

Long-term Liabilities
Notes Payable	1,455,904	-
Total Liabilities	1,598,819	3,095,523

Stockholders’ Equity
Preferred Stock, authorized 10,000,000 shares,
par value $0.001; no shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares,
par value $0.001; 43,015,941 and 40,797,441 shares issued and outstanding, respectively	43,017	40,798
Subscription Receivable	(1,500)	(37,510)
Additional Paid In Capital	15,050,705	3,850,257
Additional Paid In Capital- Stock to be Issued	700,000	-
Accumulated Deficit	(310,789)	(104,651)
Total Stockholders’ Equity	15,481,433	3,748,894

Total Liabilities and Stockholders’ Equity	$17,080,252	$6,844,417

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Year Ended March 31, 2014, And
Period From January 31, 2013 (Inception) To March 31, 2013

	For the Year	From Inception
	Ended	[January 31, 2013] to
	March 31,	March 31,
	2014	2013

Interest Income on Investment in Net Insurance Benefits	$508,411	$-

General and Administrative Expenses	2,278,009	98,074

Loss from Operations	(1,769,598)	(98,074)

Other Income (Expense)
Gain on Extinguishment of Debt	1,672,124	-
Interest Income	13,788	-
Interest Expense	(122,452)	(6,577)

Total Other Income (Expense)	1,563,460	(6,577)

Loss Before Income Taxes	(206,138)	(104,651)

Net Loss	$(206,138)	$(104,651)

Basic:
Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	42,559,660	35,469,179

Diluted:
Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	42,559,660	35,469,179

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
For the Periods From January 31, 2013 (Inception) through March 31, 2014
			Additional	Receivable for	Retained Earnings	Total
	Common Stock		Paid In	Common Stock	(Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit)	Equity
Balance, January 31, 2013 (Inception)	-	$ -	$ -	$ -	$ -	$ -

Common Stock issued to founders	33,275,000	33,275	-	(33,275)	-	-

Recapitalization with merger	3,760,072	3,760	(18,955)	-	-	(15,195)

Common Stock issued for cash	3,758,255	3,759	3,864,981	-	-	3,868,740

Common Stock issued for a subscription receivable	4,114	4	4,231	(4,235)	-	-

Net loss for the period ended March 31, 2013	-	-	-	-	(104,651)	(104,651)
Balance, March 31, 2013	40,797,441	$40,798	$3,850,257	$(37,510)	$(104,651)	$3,748,894

Common Stock issued for cash	2,218,500	2,219	11,090,281	-	-	11,092,500

Stock issuance costs	-	-	(845,886)	4,235	-	(841,651)

Cash for shares to be issued	-	-	700,000	-	-	700,000

Cash received for subscription receivable	-	-	-	31,775	-	31,775

Amortization of options issued for compensation	-	-	816,802	-	-	816,802

Amortization of warrants issued for services	-	-	139,251	-	-	139,251

Net loss for the year ended March 31, 2014	-	-	-	-	(206,138)	(206,138)
Balance, March 31, 2014	43,015,941	$43,017	$15,750,705	$(1,500)	$(310,789)	$15,481,433

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Year Ended March 31, 2014 And
Period From January 31, 2013 (Inception) To March 31, 2013

	Year Ended	From January 31, (Inception) to
	March 31,	March 31,
	2014	2013

OPERATING ACTIVITIES
Net Loss	$(206,138)	$(104,651)
Adjustments to reconcile to cash from operating activities:
Gain on Extinguishment of Debt	(1,672,124)	-
Share Based Compensation - Options	816,802	-
Advance for Investments in Net Insurance Benefits	(3,584,862)	-
Accrued Interest Income	(13,767)	-
Prepaid Expenses	(2,000)	-
Accounts Payable and Accrued Expenses	135,420	81,328
Investment in Net Insurance Benefits	(5,944,411)	(3,300,000)
Net Cash from Operating Activities	(10,471,080)	(3,323,323)

INVESTING ACTIVITIES
Notes Receivables	(861,000)	-
Net Cash from Investing Activities	(861,000)	-

FINANCING ACTIVITIES
Common Stock Issued for Cash	10,461,875	3,868,740
Cash from Common Stock to be Issued	700,000	-
Net Cash from Financing Activities	11,161,875	3,868,740

NET CHANGE IN CASH	(170,205)	545,417
CASH AT BEGINNING OF PERIOD	545,417	-

CASH AT END OF PERIOD	$375,212	$545,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
Common Stock Issued for Subscription Receivable	$-	$37,510
Net Insurance Benefits Purchased with Debt	$-	$2,999,000
Liabilities Assumed through the Merger	$-	$15,195
Fair Value of Warrants Issued as Stock Issuance Costs	$139,251	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(1) ORGANIZATION AND BASIS OF PRESENTATION

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. These endeavors ceased in 2006, and it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company” or “we”). The Company is a specialty financial services company which is engaged in the secondary market for life insurance known generally as “life settlements.” The Company purchases the net insurance benefit contracts (“NIB”) on life insurance policies between the sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes. The purchasers have available credit to pay premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the NIB after all borrowings, interest and expenses have been paid out of the settlement proceeds.

Merger

On March 29, 2013, Sundance Strategies, Inc., a Nevada corporation (“Sundance Strategies”), its newly formed and wholly-owned subsidiary, Anew Acquisition Corp., a Utah corporation (“Merger Subsidiary”), and ANEW LIFE, INC., a Utah corporation (“ANEW LIFE”), completed an Agreement and Plan of Merger (the “Merger Agreement”), whereby the Merger Subsidiary merged with and into ANEW LIFE, and ANEW LIFE was the surviving company under the merger and became a wholly-owned subsidiary of Sundance Strategies on the closing of the merger (the “Merger”). Accordingly, Sundance Strategies issued 37,037,369 shares of its common stock in exchange for all of the outstanding shares of common stock of ANEW LIFE. ANEW LIFE had no other outstanding stock options, warrants, preferred stock or securities on the closing of the Merger. As of March 31, 2013, there were 40,797,441 shares of Sundance Strategies common stock outstanding, of which approximately 90.7% was held by the former shareholders of ANEW LIFE. The Merger has been treated as a reverse acquisition and a recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historic financial statements of ANEW LIFE, which was incorporated on January 31, 2013.

(2) CORRECTION OF AN ERROR RELATED TO THE ADOPTION OF AN ACCOUNTING PRINCIPLE

On January 1, 2014, the Company changed its method of accounting for investment in NIBs, including the basis of recognizing income in investment in NIBs.  Prior to January 1, 2014, the Company utilized ASC 325-30 (Insurance Contracts), which allows for the investment in NIBs to be carried at cost and recognition of income at the time of death of the insured in the underlying life insurance contract.  Prior to January 1, 2014, no death of an insured had occurred and, therefore, no income had been recognized since inception of the Company.  On January 1, 2014, the Company adopted ASC 325-40 (Beneficial Interests in Securitized Financial Assets), which allows for the investment in NIBs to be carried at the initial investment value increased for interest income and decreased for cash receipts received by the Company and income recognized as accretable yield on investment in NIBs over the life of the underlying pools of life insurance contracts.  The adoption of ASC 325-40, which is the correction of an error, had no impact on the financial statements of the Company for the year ended March 31, 2014, and the period from January 1, 2013 (inception) through March 31, 2013.

 (3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates, The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, interest income on investment in NIBs is recognized in accordance with ASC 325-40. Under ASC 325-40, at the time of purchase, the Company estimates the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our initial investment. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from those estimates.

Cash and Cash Equivalents, For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Income Recognition, Interest income on investment in NIBs represents the excess of all cash flows attributable to the investment in net insurance benefits greater than the initial investment over the life of each pool of net insurance benefits using the effective yield method.  Changes in the estimate of expected cash flows from investments in NIBs are adjusted prospectively.

During the period from April 1, 2013 through December 31, 2013, the Company’s investment in NIBs was on non-accrual status. This decision was primarily based on the initial incremental uncertainty experienced by the Company during these first three quarters after closing on the first pool of NIBS.  Management concluded these uncertainties were significantly mitigated in the fourth quarter as additional experience and information was obtained, including the observation of the proper functioning of the entire system in response to the death of an insured in the fourth quarter.  Non-accrual status was removed effective January 1, 2014.

Basic and Diluted Net Income (Loss) Per Common Share, Basic net income (Loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable.

Investment in Net Insurance Benefits, The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company. The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance contracts that have been financed by an independent third party via a loan from a senior lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”).  Profit is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment, and service provider or other third-party payments.  The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.   The Company holds a 100% interest in the NIBs relating to the underlying life insurance policies as of March 31, 2014, and 2013.

We evaluate the carrying value of our investment in NIBS for impairment on a regular basis and, if necessary, adjust our total basis in the NIBs using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. We recognize impairment on a NIB contract if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and direct external costs, if any. Impairment of the NIBs could be generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value, a change in credit worthiness of the policy issuer, increased or changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity and changes in discount rates. There are also risks associated with the policy holder’s ability to repay such financing and the occurrence of events of default under such financing. We have not recognized any impairment from January 31, 2013 (inception), to the periods ended March 31, 2014.

Income Taxes, The Company accounts for income taxes under FASB ASC 740, “Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its balance sheet.

Principles of Consolidation, The consolidated financial statements include the accounts of the Company and its subsidiary. The subsidiary is wholly owned. All material intercompany accounts and transactions are eliminated in consolidation.

(4) NEW ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(5) INVESTMENT IN NET INSURANCE BENEFITS

The carrying value of the investment in NIBs totaled $12,243,411 as of March 31, 2014. The table below describes the underlying life insurance policies relating to our investment in NIBs at March 31, 2014:

Policies With Remaining Life Expectancy (in years)	Number of Interests in Life Settlement Contracts	Face Value of Underlying Policies
0-1	0	$0
1-2	0	0
2-3	2	10,000,000
3-4	1	15,000,000
4-5	5	19,000,000
Thereafter	24	168,023,734
Total of all policies	32	$212,023,734

The face value of the underlying life insurance policies of $220,023,734, of which one policy matured on March 11, 2014, totaling $8,000,000, with a remaining $212,023,734, represents the total insurance settlement on the life insurance policies as of March 31, 2014, including the increase for certain policies that have return of premium provisions of $384,801. Effectively, as of March 31, 2014, the policy holders had paid $39,837,216 on policy premiums and other expenses on the insurance contracts. The policy holders are independent of the Company, and as separate entities there is a risk that such entities might not continue to pay the policy premiums and other expenses as has been done historically. The Company monitors the policy holders’ ability to maintain the underlying policies, and in the event the policy holders are unable to make the required payments, the Company would evaluate whether to directly maintain the underlying policies through the policy holders or allow them to elapse. The policy holders currently have senior loan agreements and MRI reinsurance to cover these payments. As of March 31, 2014, none of the underlying policies have elapsed and the required payments remain current.

The table below describes the future estimated premiums payments, other expenses and interest paid by external parties expected to be paid on the policies through the estimated death date as of March 31, 2014.  As noted above, there are significant estimates involved in the calculation of the premium payments, other expenses and interest amounts identified in the table below.  The following table does not include all of the estimation factors used by the Company in estimating expected net cash receipts for interest income calculation purposes, and is intended to only provide the estimated premium payments, other expenses and interest amounts related to the policies underlying the Company’s NIBs:

Year	Premiums	Expenses + Interest	Total
Year 1	$ (6,523,872)	$ (4,247,938)	$ (10,771,810)
Year 2	(7,083,417)	(5,339,068)	(12,422,486)
Year 3	(6,876,304)	(4,735,870)	(11,612,174)
Year 4	(6,370,450)	(4,468,117)	(10,838,567)
Year 5	(7,044,696)	(4,470,945)	(11,515,641)
Thereafter	(32,442,287)	(16,006,811)	(48,449,097)
Total	$ (66,341,026)	$ (39,268,749)	$ (105,609,775)

The projected premiums, interest and expenses were created using the expected remaining life expectancies on the policies and other key assumptions. The expenses and interest calculations were based on current senior lender interest rates, current reinsurance interest rates, origination fees, servicing fees and other custodial fees expected during the life of the investment. The senior lender provides the loans at a high rate of interest and loan payments are guaranteed by the MRI or reinsurance coverage. The policy holders receive ongoing fees and a percentage of death benefits when a policy matures which we included in the estimated expenses. The Company receives cash flows from its investments in NIBs after all other loan balances, costs and expenses are paid.

A portion of our investment in net insurance benefits was purchased as part of a transfer agreement that was purchased for $5,999,000, with a portion paid in cash of $3,000,000 and the remainder covered by a secured note in the amount of $2,999,000. The note is secured by 50% of the NIBs, which will be reduced as future payments are made on the note. The Company paid $300,000 to consultants for arranging the purchase of the NIBs. In January 2014, the Company acquired $90.6 million net insurance benefits mentioned in Note 7 below totaling $5,436,000. As of March 31, 2014 and 2013, investments in Net Insurance benefits were as follows.

	2014	2013
Beginning Balance	$ 6,299,000	$ -
Additional investments	5,436,000	6,299,000
Accretion of interest income	508,411	-
Distributions of investments	-	-
Impairment of investments	-	-
Total	$ 12,243,411	$ 6,299,000

(6) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists principally of currency on hand and demand deposits at commercial banks. The Company had $375,212 and $545,417 in cash and cash equivalents as of March 31, 2014, and 2013, respectively. The Company maintains non-interest bearing accounts at one financial institution. The accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.The Company does not have FDIC coverage on the entire amount of bank deposits. The Company believes this risk is minimal.

(7) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“Del Mar”). The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets that are consideration and collateral for certain cash advances and expense payments made by the Company. The end result of the Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBs” before the original due date of December 31, 2013, which has been extended to April 1, 2014, and then subsequently extended to September 30, 2014, having a combined face amount of $400,000,000, with “Qualified NIBs” meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality re-insurance coverage. All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to the Company as collateral to assure delivery of the Qualified NIBs will be re-conveyed to Del Mar upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000. In the event Del Mar is unable to provide the Qualified NIBs by the original date of December 31, 2013, which was extended to April 1, 2014, and then subsequently extended to September 30, 2014, the Company will have the option of selling any of the assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA. If the full balance of Qualified NIBs is provided by Del Mar, the Company will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. Promissory notes may be issued, pro rata, as Qualified NIBs are received. The promissory notes have a two year term from the effective date and bear an interest rate of 4.0% per annum. Total interest and principal amounts are due upon maturity. Del Mar is continuing its efforts in delivering the Qualified NIBs. The Company has received $90,000,000 in Qualified NIBs under the Del Mar ATA.

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

On January 14, 2014, the Company completed the closing of $90.6 million of Qualified NIBs. These Qualified NIBs are part of the $400 million transaction of additional NIBs in portfolios from the Company’s second acquisition in June 7, 2013, related to the Del Mar ATA.

As of March 31, 2014, the Company had advanced $9,020,862 in payments and covered expenses under the Del Mar ATA and Europa Agreement. The Company reclassified $5,436,000 of these advances as investments in net insurance benefits as part of the $90,600,000 NIBs becoming qualified and accepted by the Company in January 2014. As of March 31, 2014, the remaining balance in advances totaled $3,584,862.

(8) NOTE RECEIVABLE

On October 23, 2013, the Company made a loan totaling $650,000 in the form of a note receivable to Del Mar. The note bears a 3% interest rate, compounding annually, with a maturity date of November 30, 2013. Payment of principal and interest was due in full on maturity date. At March 31, 2014, Del Mar owed the full amount of the original principal and $8,540 in accrued interest income and was in default. Subsequent to year end, the entire balance of the note receivable was collected. The note is expected to be applied toward the cash portion of the Del Mar ATA or a reduction to the $12,000,000 note on closing of the Del Mar ATA if not paid in full.

On December 9, 2013, the Company made a loan totaling $211,000 in the form of a note receivable to Majestic Ventures S.a.r.l. The note bears an 8% interest rate, compounding annually, with a maturity date of December 18, 2016. Payment of principal and interest are due in full on maturity date. At March 31, 2014, Majestic had not paid any of the original principal and $5,227 in accrued interest income. The Company has a secondary security interest in certain assets of Majestic, which are participating life settlements.

(9) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Legal Proceedings

On May 13, 2014, the Company was served with a summons and complaint filed in the Third Judicial District Court in Salt Lake County, State of Utah, where an unrelated party is seeking to void the replacement of a stock certificate alleged to be owned by the plaintiff and acquired for value or damages of $74,255.

Lease Agreements

Pursuant to a verbal lease agreement, we currently occupy approximately 275 square feet of office space located in Provo, Utah on a month-to-month basis. The total lease expense is approximately $1,000 per month, payable in cash.

We also entered into a lease agreement on November 2013 to lease 6,000 square feet of office space on a month-to-month basis in Irvine, California. The total lease expense is approximately $12,000 per month, payable in cash, 50% of which is invoiced to Del Mar Financial and Europa.

Rent expense for the year ended March 31, 2014, was $41,333.

(10) PROVISION FOR INCOME TAXES

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

The provision for income taxes consists of the following:

	2014	2013
Current Taxes
Federal	$ -	$ -
State	-	-
Deferred Taxes
Federal	(485,850)	(40,814)
Benefits of operating loss carryforwards	533,006	40,814
State	(47,156)	-
Total Provision	$ -	$ -

The total deferred tax asset is calculated by multiplying a 37.3% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $2,038,201, which will begin to expire in 2021. The total valuation allowance is equal to the total deferred tax asset less any associated deferred tax liabilities.

               The tax effects of significant items comprising the Company’s net deferred taxes as of March 31, 2014 and 2013 were as follows:

	2014	2013
Deferred Tax assets:
Net operating loss carry forwards	$ 760,250	$ 40,814
Stock and warrant compensation	356,608	-
Valuation allowance	(303,518)	(40,814)
Net deferred tax asset	813,340	-
Deferred tax liability	-	-
Investment in net insurance benefits	(813,340)	-
Net deferred taxes	$ -	$ -

The valuation allowance was $303,518 and $40,814 for the years ended March 31, 2014, and 2013, respectively.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 34% to pretax income from continuing operations for the period ended March 31, 2014, and 2013 due to the following:

	2014	2013

Income tax benefit at U. S. federal statutory rates:	$ (70,087)	$ (35,581)
State tax, net of federal benefit	(6,803)	(5,233)
Permanent and other differences	2,395	-
Net operating losses	(188,209)	-
Change in valuation allowance	262,704	40,814
	$ -	$ -

The Company has no tax positions at March 31, 2014, and 2013, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from January 31, 2013 (date of inception), through March 31, 2014, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at March 31, 2014, and 2013.

The tax years 2011 through 2014 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

(11) RELATED PARTY PAYABLES

At March 31, 2014, and 2013, the Company owed $90,000 and $3,441 to related parties (officers and directors) for expenses paid on behalf of the Company. The Company paid the entire $3,441 balance of these related party transactions as of March 31, 2014.

During the month of January 2014, the Company borrowed two short-term notes from two related parties bearing no interest and are payable on demand. The first note was entered into on January 8, 2014, in the amount of $50,000. The second note was entered into on January 13, 2014, in the amount of $40,000. At March 31, 2014, the Company owed the full $90,000 of the original principal.

(12) NOTES PAYABLE

On March 11, 2013, the Company purchased an interest in NIBs totaling $5,999,000, with a portion paid in cash of $3,000,000 and the remainder covered by a secured note in the amount of $2,999,000. The note bears a compounding per annum interest rate of 4% with an original maturity date of December 31, 2013, which was amended to April 11, 2015. Payment of principal and interest are due in full on maturity date. The note is secured by 50% of the NIBs. The lender has first priority status on benefits paid and the percentage secured decreases as payments are made on the note. At March 31, 2014, the Company owed the full amount of the original principal and $129,028 in accrued interest.

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

 (13) STOCK OPTIONS

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

On April 5, 2013, the Company issued 1,700,000 stock options to certain officers, employees and members of the Board of Directors of the Company and in conjunction with its planned adoption of a stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors, not, however, to have any effect on the grant date, the exercise price or vesting that have been approved. The stock options have an exercise price of $0.77 per share. All options have a contractual term of five years.

Of the 1,700,000 stock options, 1,500,000 stock options vest in several tranches, wherein 937,500 vested on the grant date, and the remaining 562,500 stock options vest in equal tranches of 187,500 stock options on the grant date anniversary for the following three years. The Company valued the 1,500,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions: $1.0294 market price, $0.77 exercise price, 3.5 years expected life, 68% volatility, 0.51% risk free rate.

The remaining 200,000 stock options granted vest in several tranches, wherein 50,000 vested as of the grant date, and the remaining 150,000 stock options vesting in equal tranches on the grant date anniversary for the following three years. The Company valued the 200,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions: $1.0294 market price, $0.77 exercise price, 3.5 years expected life, 68% volatility, 0.51% risk free rate.

On April 5, 2013, the Company also issued 80,000 stock options to non-employees which vested immediately. The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30. The Company valued the 80,000 options using the Black-Scholes option pricing model under the following assumptions: $1.0294 market price, $0.77 exercise price, 5 years expected life, 79% volatility, 0.68% risk free rate.

On October 11, 2013, the Company issued 400,000 stock options to an employee in conjunction with its planned adoption of a stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors The stock options have an exercise price of $5.00 per share. The options have a contractual term of five years.

The 400,000 stock options vest in several tranches, wherein 10% of the options vesting six months after the date of issuance and the remaining options to vest monthly over the next 36 months subject to continuing employment with the Company. The Company valued the 400,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions: $5.00 market price, $5.00 exercise price, 3.40 years expected life, 68% volatility, 0.76% risk free rate.

The Company has recorded stock-based compensation expense of $816,802 related to these options for year ended March 31, 2014.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Value if Exercised
Balance March 31, 2013	-	$-	$-	-	$-
Granted	2,185,000	1.54	0.97	4.50	3,374,450
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2014	2,185,000	$1.54	$0.97	4.50	$3,374,450
Exercisable as of March 31, 2014	1,072,500	$1.54	$0.97	4.50	$1,656,338

The remaining $1,162,745 will be recognized ratably over the weighted average service period of 2.38 years.

(14) WARRANTS

On April 8, 2013, the Company approved a private placement of its common stock that provided for the payment of introduction fees in the form of cash and warrants and later amended. As a result of investments totaling

$7,000,000 in this private offering by persons introduced to the Company, the Company authorized the issuance of 70,000 warrants to purchase 70,000 shares of the Company’s common stock. The warrants have an exercise price of $5.00 per share and have a contractual life of two years from the effective date of the funds invested in the offering by the parties introduced to the Company, which was May 31, 2013. The Company recorded $139,251 in stock issuance costs related to the warrants as of March 31, 2014.

The Company valued the 70,000 warrants using the Black-Scholes option pricing model under the following assumptions: $5.00 market price, $5.00 exercise price, 2 years expected life, 73% expected volatility, 0.30% risk free rate.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value
Outstanding as of March 31, 2013	-	$-	$-	-	$-
Granted	70,000	5.00	1.92	1.17	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2014	70,000	$5.00	$1.92	1.17	$-
Exercisable as of March 31, 2014	70,000	$5.00	$1.92	1.17	$-

The Company recognized the full $139,251 as stock issuance costs during the year ended March 31, 2014.

(15) STOCK TRANSACTIONS

Preferred Stock

The Company has authorized 10,000,000 shares of its common stock at a par value of $0.001 per share. As of March 31, 2014, there were no preferred shares issued and outstanding.

Common Stock

As of March 31, 2014, the Company has 500,000,000 shares of common stock authorized with a par value of $0.001 per share and 43,015,941 shares of common stock issued and outstanding.

On April 8, 2013, the Company approved a private offering of up to 3,000,000 common shares of restricted stock to investors at $5.00 per share. The purpose of the offering was to acquire additional NIBs. As of the March 31, 2014, the Company has collected $11,792,500 for 2,358,500 common shares at $5.00 per share of which 2,218,500 shares were issued for cash of $11,092,500 and 140,000 shares are to be issued for cash of $700,000; paid $841,651 in introduction fees; and issued two year warrants to acquire 70,000 shares of our common stock at an exercise price of $5.00 per share.

(16) GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2014, the Company had accumulated losses of $310,789 and a working capital of $234,297, but has yet to receive cash payments on revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

(17) SUBSEQUENT EVENTS

On April 28, 2014, the Company received full payment of the $650,000 Del Mar note receivable entered into on October 23, 2013. Of the $650,000 the Company received cash payments totaling $550,000 and moved $100,000 applied to advances for investment in net insurance benefits.

On June 24, 2014, the Company issued a private stock offering as part of the August 1, 2013 agreement to issue 660,000 shares at $5 per share for a total of $3,300,000.

Effective June 26, 2014, the Company extended Del Mar’s obligation to deliver Qualified NIBs under the Del Mar ATA to September 30, 2014, from April 1, 2014.

On July, 2014, the Company issued the remaining 140,000 shares mentioned in footnote 14 that were paid for cash as advance subscriptions for $700,000.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 version).  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of March 31, 2014, our internal controls over financial reporting were not effective based upon present Company activity.  We are in the process of adopting specific internal control mechanisms with our Board of Directors’ and our officers’ collaboration to ensure effectiveness as we grow our business.  We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls.  Future controls, among other things, will include more checks and balances and communication strategies between management and all members of the Board of Directors to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting and disclosure of information.  We also plan to hire additional personnel.

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

ITEM 9B:  OTHER INFORMATION

On April 28, 2014, we received full payment of the $650,000 Del Mar Financial promissory note receivable entered into on October 23, 2013. Of the $650,000, we received cash payments totaling $550,000 and paid $100,000 into advances for investment in net insurance benefits by a payment of $100,000 to Europa.

Our Board of Directors approved Amendment No. 3 to the Europa Agreement on June 26, 2014, whereby we granted Del Mar Financial an extension to September 30, 2014, to deliver the remaining $309.4 million Qualified NIBs due us under the Del Mar ATA.

On July 10, 2014, we announced that we had raised a total of $11,700,000 through the private placement of shares of our common stock and that we had cancelled certain subscriptions for non-payment on June 30, 2014.

We also announced on such date that we are in preliminary discussions to acquire additional NIBs with a party whose notes we acquired under the Del Mar ATA and that were to be pledged to Del Mar Financial in the event all $400 million in Qualified NIBs are delivered.  It is planned that the notes acquired will be exchanged for such NIBs, and the NIBs acquired will then become part of the collateral that would be subject to pledge in the event of Del Mar Financial’s full compliance under the Del Mar ATA.  We have granted the additional extension of the delivery due under the Del Mar ATA to September 30, 2014, to allow Del Mar further time to process and finance certain of the non-Qualified NIBs to Qualified NIBs and to assist existing policy owners in the creation of new Qualified NIBs for delivery to us as required under the Del Mar ATA.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Identification of Our Directors and Executive Officers

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Glenn S. Dickman	Director	03/29/13	*
	Secretary	03/29/13	*
Ty Mattingly	Director	03/29/13	*
Randall F. Pearson	President	03/29/13	*
	Acting CFO	03/29/13	*
	Director	04/01/13	*
Matthew G. Pearson	Chief Operating Officer	10/21/13	*
Jini Suttner	Director	03/29/13	04/01/13

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

Background and Business Experience

Mr. Glenn S. Dickman is 64 years of age.  In 1984, Mr. Dickman started a “sales rack” jobbing operation supplying grocery stores with movies for rent and purchase.  As founder and CEO of Video II, the business grew from servicing one store to over 1,400 located in 38 states.  Video II had over 400 employees at one time, with Mr. Dickman overseeing all facets of the business as its CEO.  In 2005, Mr. Dickman sold his interest in Video II, and has since concentrated his efforts on a variety of investments, including stocks and real estate.

Mr. Ty Mattingly is 51 years old.  He has been a successful and active private equity and angel investor since 2004.  He co-founded SBI-Razorfish in 1998, and led its growth to become a major independent interactive marketing firm in the country.  This was accomplished by acquiring many of the largest publicly and privately held interactive marketing firms in the world.  He sold the firm to Aquantive, which was later acquired by Microsoft.  Prior to co-founding SBI-Razorfish, Mr. Mattingly was the co-founder and Senior Vice President of Sales and Business Development for Novonyx, a joint venture between Novell and Netscape, which was later acquired by Novell.  Prior to his accomplishments at Novonyx, he worked at Novell and IBM in a variety of senior executive, management and marketing roles.  Mr. Mattingly graduated from the College of Engineering at Brigham Young University, where he was a member of the 1984 NCAA National Championship Football Team and an Academic All-American.

Mr. Randall F. Pearson is 60 years old.  Mr. Pearson was employed by JWD Management Corp., dba, Video II for 26 years, resigning in May, 2011.  He became the President of ANEW LIFE in February, 2013.  While working at JWD, he served in various positions, including National Sales Manager, Vice President of Operations, Vice President, President and CEO.  Video II has provided movie and DVD rental and other related services for grocery chains nationwide.  Mr. Pearson managed the video rental program in 900 different grocery store locations.  He has also fully managed the program that included videos and DVDs for sale, as well as other products in over 1,400 locations.  He oversaw a full service merchandising program with representatives that serviced the products Video II supplied to the grocery stores, supervising over 70 employees at Video II’s corporate offices and over 450 employees in 33 states.  Video II was one of the larger video “rackers” in the U.S.  During this same time frame, Mr. Pearson also owned and managed his own residential and commercial investment properties, and has focused on those activities since leaving JWD in 2011.  Mr. Pearson attended Brigham Young University from 1972 to 1977, in Business Management, obtained a real estate brokers license in 1977; and received Series 7 Securities License in 1978.

Mr. Matthew G. Pearson is 47 years of age. There are no family relationships between Mr. Pearson and any director or executive officer of the Company.  Mr. Pearson has 25 years experience in corporate finance, real estate brokerage and development.  He was a cofounding partner with EHI, LLC, which was established in August of 2009.  EHI, LLC is a Life Settlement Securitization Company, which worked through an almost $1,000,000,000 securitization of a pool of life settlement policies.  During his tenure at the company, Mr. Pearson managed every aspect of the company’s business since inception, including transaction design and implementation, policy selection, ownership structure for the corporate entities to ensure appropriate tax treatment, to creation and consummation of agreements with 20 vendors required to structure and complete the bond offering tied to the securitization.   From July, 2011, to his employment as COO with the Company,  he was also a partner in Evolution Capital Partners, a company in the business of providing loans  to small cap publicly-traded companies.

Significant Employees

Lisa L. Fuller, Esq. is 47 years of age and is our general legal counsel.  She is licensed in California, Texas and Oklahoma, with 12 years of law firm experience and seven years of in house counsel experience, in the areas of tax, contracts, corporations and partnerships, estate planning, insurance and exempt organizations.  From 2009 to the beginning of April 2013, she was general legal counsel for NorthStar Life Services, LLC, of Irvine, California, the Servicer, of the current portfolio of policies underlying the Company’s NIBs, where she managed a four person legal department; Structured international and domestic companies and transactions, reviewed and negotiated contracts; Managed all company litigation; tax planning (U.S. and internationally, with a focus in Luxembourg, Germany and the Cayman Islands); and oversaw purchase of a European financial institution and assisted with obtaining various approvals from regulators related to business plans and deposits.  She also served as general legal counsel for Pacifica Group, LLC, of Irvine, California, a predecessor of NorthStar, from 2006 until 2009, where, in addition to other services similar to those performed for NorthStar, she lobbied for the passage of regulations related to life settlements. She graduated from New York University, New York, NY, with an LL.M. Degree in Taxation, 1993; the University of Oklahoma, Norman, OK, receiving a J.D. Degree, 1992; and Trinity University, San Antonio, TX, receiving a B.A. Degree in Finance, 1988. Lisa is a member of the Bar Associations of Oklahoma and Texas.

Directorships Held in Other Reporting Companies

None of our directors or executive officers is a director of a company that is required to file reports under Sections 15 or 13(d) of the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, no director, person nominated to become a director or executive officer:

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

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended March 31, 2014, and to the date of this Annual Report, all filings were timely filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation (or lack thereof) paid by us to our former officers for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Glenn S. Dickman, Director Secretary	03/31/14 03/31/13	120,000 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Ty Mattingly, Director	03/31/14 03/31/13	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Randall F. Pearson, President, Acting CFO Director	03/31/14 03/31/13	120,000 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Matthew G. Pearson, COO	03/31/14 03/31/13	62,500 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

We have agreed to pay Messrs. R. F. Pearson and Dickman each $120,000 annually commencing on April 1, 2013.  Lisa L. Fuller, Esq. our in-house general counsel, is paid $240,000 annually.

We have an Employment Agreement with Matthew G. Pearson, whereby he received $12,500 a month.  Mr. Pearson also received stock options to purchase 400,000 shares of our common stock at a price per share equal to the fair market value on the date of the grant, with vesting over a 36 month period, to be determined by the Board of Directors, and with vesting to be subject to continued employment.

On April 23, 2014, we approved an increase of Matthew G. Pearson’s monthly salary to $17,500, $210,000 annually beginning in April 2014.  We also approved a $2,500 bonus to Mr. Pearson, payable during the fourth week of April, 2014, and an increase in Mr. Pearson’s salary to $258,000 once additional funding has been raised.

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

Officer Stock Awards

Name	Date of Grant	Exercise Price	Term	Amount Granted
Randall F. Pearson	4/5/2013	$0.77	Five Years	250,000
Glenn S. Dickman	4/5/2013	$0.77	Five Years	250,000
Ty Mattingly	4/5/2013	$0.77	Five Years	250,000
Matthew G. Pearson	10/21/13	(1)	Three Years	400,000

(1)

Fair market value on the date of the grant ($5.00).

Compensation of Directors

No compensation was paid to any of our directors during the fiscal years ended March 31, 2014, and 2013.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Glenn S. Dickman	None	None	None	None	None	None	None
Ty Mattingly	None	None	None	None	None	None	None
Randall F. Pearson	None	None	None	None	None	None	None

Director Stock Awards

Name	Date of Grant	Exercise Price	Term	Amount Granted
Randall F. Pearson	4/5/2013	$0.77	Five Years	250,000
Glenn Dickman	4/5/2013	$0.77	Five Years	250,000
Ty Mattingly	4/5/2013	$0.77	Five Years	250,000

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal stockholders owning 5% of more of our common stock as of the date of this Annual Report, based upon 44,180,192 shares being beneficially owned, which includes 140,000 shares subscribed and paid prior to March 31, 2014, but not issued until July 10, 2014, and 1,024,251 shares underlying outstanding stock options and warrants that could have been exercised at March 31, 2014:

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class(1)
Common Stock	ZOE, LLC(2)	16,100,000	36.4%
Common Stock	Primary Colors, LLC(3)	4,000,000	9.1%
Common Stock	Radiant Life, LLC(2)	3,952,000	9.0%
Common Stock	Smartrade Consulting, Inc.(4)	4,000,000	8.9%
Total:		28,052,000	63.5%

(1)

Unless indicated otherwise, all share ownership is direct.

(2)

ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 45.3%.

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

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report, based upon 44,180,192 shares being beneficially owned, which includes 140,000 shares subscribed and paid prior to March 31, 2014, but not issued until July 10, 2014, and 1,024,251 shares underlying outstanding stock options and warrants that could have been exercised at March 31, 2014:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(1)
Common Stock	Glenn S. Dickman(2)	2,193,381	4.9%
Common Stock	Randall F. Pearson(2)	541,432	1.2%
	Matthew G. Pearson	0	0
Common Stock	Ty Mattingly(3)	5,738,000	12.9%
Common Stock	Officers and Directors as a group (three persons)	8,472,813	19.2%

(1)

Unless indicated otherwise, all share ownership is direct.

(2)

Includes 250,000 shares underlying exercisable and vested stock options issued to Messrs. Pearson and Dickman.

(3)

Mr. Mattingly ownership includes 4,000,000 shares owned in the name of Primary Colors, LLC; 1,500,000 shares owned in the name of North Shore Foundation, LLP; and 250,000 shares underlying exercisable and vested stock options.  Mr. Mattingly is the beneficial owner of Primary Colors, LLC and North Shore Foundation, LLP.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2014, and 2013:

Fee Category	2014	2013
Audit Fees	$80,704	$14,148
Audit-related Fees	$18,030	$-
Tax Fees	$865	$-
All Other Fees	$-	$2,393
Total Fees	$99,599	16,541

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the years ended March 31, 2014 and 2013, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and acting CFO.
99.1	Temporary Hardship Exemption (XBRL)
101.INS	XBRL Instance Document(1)(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase(1)(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)(2)
101.SCH	XBRL Taxonomy Extension Schema(1)(2)

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

(2) To be furnished by amendment pursuant to the Temporary Hardship Exemption provided by Rule 201 of Regulation S-T.

Where Incorporated In This Transition Report(1), (2)

Current Report on Form 8-K dated March 29, 2013, and filed with the SEC on April 5, 2013.

3(i)        Amended and Restated Articles of Incorporation

3(i)(a)    Certificate of Amendment regarding an increase in authorized shares

3(ii)       Amended Bylaws

10.1       Agreement and Plan of Merger

ANEW LIFE Disclosure Schedule

Java Express Disclosure Schedule

Founders Representations (Exhibit 5.4(c))

10.2       Form of Lock-Up/Leak-Out Agreement

10.3       NIBs Asset Transfer Agreement

NIBs Secured Promissory Note

NIBs Pledge Agreement

10.4       Form of Senior Loan Agreement

10.5       Form of MRI Agreement

10.6        Europa Settlement Advisors Ltd. Structuring and Consulting Agreement

14          Code of Ethics

16.1       Letter regarding change in certifying public accountants

Parts I, II, III and IV

Current Report on Form 8-KA-1 dated March 29, 2013, and filed with the SEC on May 24, 2013.

3(i)(b)    Certificate of Amendment to change name

10.3        NIBs Asset Transfer Agreement

NIBs Secured Promissory Note

NIBs Pledge Agreement

Parts I, II, III and IV
Current Report on Form 8-KA-2 dated March 29, 2013, and filed with the SEC on July 11, 2013.	Parts I, II, III and IV
Current Report on Form 8-K/A-3 dated March 29, 2013, and filed with the SEC on September 12, 2013	Parts I, II, III and IV
Current Report on Form 8-K/A-4 dated March 29, 2013 and filed with the SEC on November 27, 2013	Parts I, II, III and IV
Current Report on Form 8-K dated April 17, 2013, and filed with the SEC on April 17, 2013. 99.1 Press Release dated April 17, 2013 73	Part I, Item I

Current Report on Form 8-K dated June 7, 2013, and filed with the SEC on June 20, 2013.

10.1     Del Mar Financial, S.a.r.l. Asset Transfer Agreement

Exhibit A-1 (Schedule of NIBs)

Exhibit A-2 (Schedule of Salt Creek Bonds)

Exhibit B (Life Insurance Policies)

Exhibit C (Wire Instructions [to be provided])

Exhibit D (Expenses)

Exhibit E (Form of Promissory Note)

Exhibit F (Form of Pledge Agreement)

Exhibit G (DMF Pledged Assets and Sub Debt)

Exhibit H (DMF Pledge Agreement)

Exhibit I (Company Pledge Agreement)

Exhibit J (DMF Assignment Agreement)

Exhibit K (Form of PCH Bill of Sale and Assignment)

Exhibit L (DMF Transfer Agreement to Company

10.2       Europa Structuring and Consulting Agreement

Part I, Item 1

Current Report on Form 8-KA-1 dated June 7, 2013, and filed September 19, 2013

10.1     Del Mar Financial, S.a.r.l. Asset Transfer Agreement

Exhibit A-1 (Schedule of NIBs)

Exhibit A-2 (Schedule of Salt Creek Bonds)

Exhibit B (Life Insurance Policies)

Exhibit C (Wire Instructions [to be provided])

Exhibit D (Expenses)

Exhibit E (Form of Promissory Note)

Exhibit F (Form of Pledge Agreement)

Exhibit G (DMF Pledged Assets and Sub Debt)

Exhibit H (DMF Pledge Agreement)

Exhibit I (Company Pledge Agreement)

Exhibit J (DMF Assignment Agreement)

Exhibit K (Form of PCH Bill of Sale and Assignment)

Exhibit L (DMF Transfer Agreement to Company

Part I, Item 1

                                                                            74

Current Report on Form 8-KA-2 dated June 7, 2013, and filed November 14, 2013

10.3        Europa Structuring and Consulting Agreement (Amendment No. 1)

10.4        Collateral Release Agreement from PCH to the Company

Exhibit A – PCH Loan Repayment and Asset Transfer Agreement

Exhibit D – Note (See Exhibit 10.7 below)

10.5        Europa Structuring and Consulting Agreement (Amendment No. 2)

10.6       Brown Exclusivity Agreement

10.7       Amended and Restated Secured Promissory Note of ANEW LIFE, INC. to DMF

10.8       Assignment Agreement of Amended and Restated Secured Promissory Note from the Company to DMF

Exhibit A-1 Note (See Exhibit 10.7 above)

10.9       Amended and Restated Assignment Agreement from DMF to Hyperion

Exhibit A-1 Note (See Exhibit 10.7 above)

10.10     Assignment of Buyback Rights of Amended and Restated Secured Promissory Note by DMF to the Company

Exhibit A-1 Note (See Exhibit 10.7 above)

Exhibit A-2 Assignment Agreement (See Exhibit 10.9 above)

Part I, Item 1
Current Report on Form 8-K/A-3 dated June 7, 2013, and filed May 8, 2014	Part I, Item 1
Current Report on Form 8-K/A-4 dated June 7, 2013, and filed May 27, 2014	Part I, Item 1
Current Report on Form 8-K/A-4 dated June 7, 2013, and filed July 10, 2014 10.11 Europa Structuring and Consulting Agreement Amendment No. 3
Current Report on Form 8-K dated October 21, 2013, and filed October 24, 2013 99 Press Release	Part III, Item 11
Current Report on Form 8-K dated November 12, 2013, and filed on November 12, 2013 99 Press Release	Part I, Item 1
Current Report on Form 8-K dated January 14, 2014, and filed on January 14, 2014 99 Press Release	Part I, Item 1
8-K Current Report dated October 15, 2012, and filed with the SEC on October 17, 2012. 16 Letter of Madsen & Associates CPA’s, Inc.	Part I, Item 9

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

SUNDANCE STRATEGIES, INC.

Date:	July 15, 2014	By:	/s/Randall F. Pearson
Randall F. Pearson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Transition Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SUNDANCE STRATEGIES, INC.

Date:	July 15, 2014	By:	/s/Randall F. Pearson
Randall F. Pearson, President and Director

Date:	July 15, 2014	By:	/s/Glenn S. Dickman
Glenn S. Dickman, Secretary and Director

Date:	July 15, 2014	By:	/s/Ty Mattingly
Ty Mattingly, Director