Form 10-K/A
period 2014-03-31
Sundance Strategies, Inc.
filed 2014-07-21
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10K/A for the year ended March 31, 2014, to inlcude the XBRL files that were not available with the 10-K originally filed on July 16, 2014.  There are no additional changes to this 10K/A-1 other than to inlcude these XBRL files.

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

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and acting CFO.
99.1	Temporary Hardship Exemption (XBRL)(2)
101.INS	XBRL Instance Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)
101.SCH	XBRL Taxonomy Extension Schema(1)

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

(2) Previously filed with our Annual Report on Form 10K for the year ended March 31, 2014, filed with the Securities and Exchange Commission on July 16, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date:	July 21, 2014	By:	/s/Randall F. Pearson
Randall F. Pearson, President, Acting CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SUNDANCE STRATEGIES, INC.

Date:	July 21, 2014	By:	/s/Randall F. Pearson
Randall F. Pearson, President, Acting CFO and Director

Date:	July 21, 2014	By:	/s/Ty Mattingly
Ty Mattingly, Director