Form 10-Q
period 2014-06-30
Sundance Strategies, Inc.
filed 2014-08-14
CIK 1171838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 14, 2014 - 43,185,941 shares of common stock.

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

PART I

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Condensed Consolidated Financial Statements. The results from operations for the three month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2014, Consolidated Financial Statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the fiscal year ended March 31, 2014, as amended, which were filed with the SEC on July 16, 2014, and July 21, 2014, respectively, and which are referenced in Part II, Item 6 hereof.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014	5

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013	6

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2014 and 2013	7

Notes to the Condensed Consolidated Financial Statements	8 - 12

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
June 30, 2014 and March 31, 2014
(Unaudited)
	June 30,	March 31,
	2014	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$6,492	$375,212
Prepaid Expenses	2,000	2,000

Total Current Assets	8,492	377,212

Other Assets
Investment in Net Insurance Benefits	12,806,909	12,243,411
Advance for Investment in Net Insurance Benefits	4,238,419	3,584,862
Note Receivable	211,000	861,000
Other	9,569	13,767

Total Other Long-term Assets	17,265,897	16,703,040

Total Assets	$17,274,389	$17,080,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$99,968	$52,915
Accrued Expenses	130,326	-
Notes Payable	1,326,876	-
Notes Payable-Related Party	190,000	90,000

Total Current Liabilities	1,747,170	142,915

Notes Payable, including accrued interest	-	1,455,904

Total Liabilities	1,747,170	1,598,819

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares,
par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares,
par value $0.001; 43,015,941 shares issued and outstanding	43,017	43,017
Subscription Receivable	-	(1,500)
Additional Paid In Capital	15,153,355	15,050,705
Additional Paid In Capital- Stock to be Issued	700,000	700,000
Accumulated Deficit	(369,153)	(310,789)

Total Stockholders' Equity	15,527,219	15,481,433

Total Liabilities and Stockholders' Equity	$17,274,389	$17,080,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2014	2013

Interest Income on Investment in Net Insurance Benefits	$563,498	$-

General and Administrative Expenses	616,366	1,033,865

Loss from Operations	(52,868)	(1,033,865)

Other Income (Expense)
Other, net	6,303	-
Interest Income	4,342	21
Interest Expense	(16,141)	(30,073)

Total Other Expense	(5,496)	(30,052)

Loss Before Income Taxes	(58,364)	(1,063,917)
Income Tax Provision	-	-

Net Loss	$(58,364)	$(1,063,917)

Basic and Diluted:
Loss Per Share	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding	43,015,941	41,280,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2014	2013

Operating Activities

Net Loss	$(58,364)	$(1,063,917)
Adjustments to reconcile to cash from operating activities:
Share Based Compensation - Options	104,150	625,782
Advance for Investments in Net Insurance Benefits	(553,557)	(5,797,700)
Accrued Interest Income	4,198	-
Accounts Payable	47,053	(2,830)
Accrued Expenses	1,298	-
Investment in Net Insurance Benefits	(563,498)	-

Net Cash from Operating Activities	(1,018,720)	(6,238,665)

Investing Activities

Proceeds from Notes Receivables	550,000	-

Net Cash from Investing Activities	550,000	-

Financing Activities

Proceeds from Issuance of Common Stock – net of issuance costs	-	6,951,775
Proceeds from Issuance of Notes Payable-Related Party	100,000	-

Net Cash from Financing Activities	100,000	6,951,775

Net Change in Cash	(368,720)	713,110
Cash at Beginning of Period	375,212	545,417

Cash at End of Period	$6,492	$1,258,527

Non Cash Financing Activities
Notes Receivables Exchanged for Advance for Investment in NIBs	$100,000	$-
Fair Value of Warrants Issued as Stock Issuance Costs	$-	$139,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2014

(1) ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2014, audited consolidated financial statements and the accompanying notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.  These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. These endeavors ceased in 2006, and it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc.  On March 29, 2013, Sundance Strategies, Inc., a Nevada corporation (“Sundance Strategies”), its newly formed and wholly-owned subsidiary, Anew Acquisition Corp., a Utah corporation (“Merger Subsidiary”), and ANEW LIFE, INC., a Utah corporation (“ANEW LIFE”), completed an Agreement and Plan of Merger, whereby the Merger Subsidiary merged with and into ANEW LIFE, and ANEW LIFE was the surviving company under the merger and became a wholly-owned subsidiary of Sundance Strategies on the closing of the merger (the “Merger”). The Merger has been treated as a reverse acquisition and a recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historic financial statements of ANEW LIFE, which was incorporated on January 31, 2013.

Sundance Strategies, Inc. and subsidiary (the “Company” or “we”) is engaged in the business of directly purchasing from third parties and purchasing, acquiring and assisting third parties in assembling portfolios of high quality life insurance policies and residual interest in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations from the secondary and tertiary marketplace often referred to as the “life settlements market.”  Currently, the Company is focused on the acquisition of Net Insurance Benefits (“NIB” or “NIBs”).   NIBs are residual interests in or financial products tied to life settlement policies.  The Company purchases NIBs on life settlement policies from third parties in pools of multiple policies, but does not typically take possession or control of the policies, other than the policies held as collateral for advances to third parties, of which the Company does take temporary possession until collateral is returned for NIBs.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2014

(2) NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted and companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company does not believe adoption of this ASU will have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(3) INVESTMENT IN NET INSURANCE BENEFITS

The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company. The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance policies that have been financed by an independent third party via a loan from a senior lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”).  Future expected cash flows are defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment, and service provider or other third-party payments.  At the time of purchase of an investment in NIBs, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations. Subsequent to the purchase, and on a quarterly basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated prospectively, based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows that does not result in the recognition of an “other-than-temporary impairment” (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income.

The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs on the Company’s balance sheet does not increase when premiums or other expenses are paid.  The face value of the underlying life insurance policies approximated $217 million (includes estimated return of premiums) as of June 30, 2014. The Company holds a 100% interest in the NIBs relating to the underlying life insurance policies as of June 30, 2014.  The estimated fair value of the Company’s investment in NIBs approximated carrying value at June 30, 2014, with fair value calculated using level 3 inputs.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2014

(3) INVESTMENT IN NET INSURANCE BENEFITS (continued)

We evaluate the carrying value of our investment in NIBs for OTTI on a regular basis and, if necessary, adjust our carrying value in the investment in NIBs using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, utilization of MRI, discount rates and potential return. We recognize OTTI on investment in NIBs if the expected discounted cash flows (using the effective yield) expected to be received are less than the carrying amount of the investment.  OTTI of the investment in NIBs could be generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value, a change in credit worthiness of the policy issuer, increased or changes to applicable regulation of the investment, counter party performance risk, shortage of funds needed to maintain the asset until maturity and changes in discount rates. There are also risks associated with the policy holder’s ability to repay such financing and the occurrence of events of default under such financing. We have not recognized any OTTI from January 31, 2013 (inception). to the period ended June 30, 2014.

(4) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“Del Mar”). The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets, that are consideration and collateral for certain cash advances and expense payments made by the Company. The end result of the Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBs” before the original due date of December 31, 2013, which was extended to April 1, 2014, and then subsequently extended to September 30, 2014, having a combined face amount of $400,000,000 (with “Qualified NIBs” meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality re-insurance coverage). All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to the Company as collateral to assure delivery of the Qualified NIBs will be re-conveyed to Del Mar upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000.  In the event Del Mar was unable to provide the Qualified NIBs by the original date of December 31, 2013, which was extended to April 1, 2014, and then subsequently extended to September 30, 2014, the Company will have the option of selling any of the collateral assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA. If the full balance of Qualified NIBs is provided by Del Mar, the Company will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. Promissory notes may be issued, pro rata, as Qualified NIBs are received. The promissory notes have no due date, but will be paid out of death benefits received, and incur interest of 4.0% per annum. Total interest and principal amounts are due upon maturity. Del Mar is continuing its efforts in delivering the Qualified NIBs. The Company has received $90,600,000 in Qualified NIBs under the Del Mar ATA.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2014

(4) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS (continued)

On October 29, 2013, the Company and Europa, with the agreement of Del Mar, amended the Europa Agreement and the Del Mar ATA to acknowledge that the total up-front cash payment due from the Company under the Del Mar ATA and Europa Agreement shall not exceed $12,000,000; that the Company would receive a credit on a dollar for dollar basis of the cash payment and all costs and expenses paid under the Del Mar ATA over $8,000,000, against all fees due Europa under the Europa Agreement or the Del Mar ATA. In the event the Qualified NIBs delivered are less than $300,000,000 in face value under the DMF Agreement, Del Mar and Europa shall be jointly and severally liable for liquidated damages equal to the aggregate of the cash payment under the Del Mar ATA and all of the costs advanced, reduced by the pro rata percentage of the Qualified NIBs delivered and accepted by the Company, multiplied by two; and if at least $300,000,000 in Qualified NIBs are delivered and accepted, then the cash payment and all costs will not be doubled if they are paid within 90 days.

Also on October 29, 2013, the Company entered into an Exclusivity Agreement with the consultant to Europa under the Europa Agreement under which the Company advanced $25,000 to such consultant for services related to the purchase of Qualified NIBs associated with the $400,000,000 in life insurance policies under the Del Mar ATA.

On January 14, 2014, the Company completed the closing of $90.6 million of Qualified NIBs. These Qualified NIBs are part of the $400 million transaction of additional NIBs in portfolios from the Company’s second acquisition in June 7, 2013, related to the Del Mar ATA.

(5) NOTE RECEIVABLE

On October 23, 2013, the Company made a loan totaling $650,000 in the form of a note receivable to Del Mar. The note incurred interest at 3%, compounding annually.  On April 28, 2014, the Company received full payment of the $650,000 Del Mar note receivable entered into on October 23, 2013. Of the $650,000, the Company received cash payments totaling $550,000; and $100,000 was applied to advances for investment in NIBs.

(6) NOTES PAYBALE-RELATED PARTY

During the three months ended June 30, 2014, the Company borrowed $100,000 from a related party, bringing the total notes payable-related party loan balance to $190,000 at June 30, 2014.  The notes do not incur interest, are payable on demand and are not collateralized.

(7) STOCK TRANSACTIONS

On June 24, 2014, the Company entered into a private stock offering subscription agreement to issue 660,000 shares at $5 per share for a total of $3,300,000, which subscription was due and payable on August 15, 2014.  The Company has been advised that there will be a delay in the payment of this subscription, and there is no assurance that this subscription will be paid.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2014

(8) GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2014, the Company had accumulated losses of $369,153, working capital deficit of $1,738,678, and has yet to receive cash payments on interest income on Investment in NIBS. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

(9) SUBSEQUENT EVENTS

During July 2014, the Company issued 30,000 shares of common stock for $150,000; issued 140,000 shares of common stock for $700,000; and received $75,000 from a related party loan.

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

Plan of Operation

We are engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” These life insurance interests are anticipated to be held to maturity. Our plan of operation for the next 12 months is to continue the acquisition of these life insurance interests whereby we will acquire the interests in life insurance policies at a discount to their face value for investment purposes. We began purchasing the net insurance benefits in life insurance policies (“NIBs”) during our fiscal year ended March 31, 2013. This is not a market sector without competition, and at present, we are a minor competitor. We will need substantial funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in NIBs acquired in fiscal 2013, and 2014, or through debt or equity financing. At our discretion, we may be required to expend not less than approximately $56 million on premiums, interest and servicing costs over the next five years to protect our interest in our NIBs, thought we have no legal responsibility for these payments.

We currently estimate proceeds of approximately $79 million on the NIBs owned as of June 30, 2014, and acquired from PCH Financial and Del Mar Financial. This amount is based on the estimated proceeds from polices of approximately $217 million in face value, which includes estimated return of premiums; less the senior debt or MRI repayments outstanding of approximately $36 million, expected premium payments of approximately $65 million over the life expectancies, and estimated expenses and interest of approximately $37 million over the term of the senior loans.

We use an estimation methodology to project cash flows and returns as presented. The estimation model required many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in the portfolio would exhibit similar experience to a statistically diverse portfolio based upon which the mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LE’s”) provided by third-party LE providers represent the actuarial mean of the life expectancies of the insureds in the portfolio, (iii) the weighted average of the LE’s provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LE’s; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifespan of the portfolio; and the senior lending fees, MRI fees, and insurance, servicing and custodial fees do not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from the Company’s initial assumptions. These portfolios currently contain only 60 fractionalized policies on 32 individual insureds, though insurance rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect; therefore, no assurance can be given that these estimated results will occur.

We advanced payments to purchase future additional life settlement products during the three months ended June 30, 2014, and if these life settlement products become “Qualified NIBs” as defined in the acquisition documents, we will also utilize the estimation methodology to estimate what our proceeds from these “Qualified NIBs” may be, all subject to the same assumptions, qualifications and risks referenced above.

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

During the period from April 1, 2013, through June 30, 2013, our investment in net insurance benefits was on non-accrual status. This decision was primarily based on the initial incremental uncertainty experienced by us during our first three quarters of the year ended March 31, 2014, after closing of the acquisition on the first pool of “Qualified NIBs.”  Management concluded these uncertainties were significantly mitigated during the quarter beginning January 1, 2014, as additional experience and information was obtained, including the observation of the proper functioning of the entire system in response to the death of an insured in the quarter beginning January 1, 2014.  Non-accrual status was removed effective January 1, 2014.  Interest income on investment in NIBs totaled $563,498 for the three months ended June 30, 2014.

Operating and General & Administrative Expenses

Operating Expenses

During the three months ended June 30, 2014, and 2013, we engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies. General and administrative expenses were $616,366 and $1,033,865 during the three months ended June 30, 2014, and 2013, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. Most all of the professional fees were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act. Payroll is made up of cash payroll costs and non-cash equity issuances to management, directors and others.

Income Taxes

During the three months ended June 30, 2014, and 2013, we had no taxable income.

Liquidity and Capital Resources

From our inception on January 31, 2013, through June 30, 2014, we incurred net losses of $369,153.  Management has expressed its belief that we need to raise approximately $40 million to $50 million in additional funds through equity or debt financing to continue our business model and to effectively compete in the life settlement industry during fiscal 2015 and beyond.  We raised $11,792,500 (gross) in our private placement that commenced in April 2013.  Our monthly expenses are between approximately $150,000 and $200,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses.  As of June 30, 2014, we were current in all of our payables, and we had approximately $6,492 in cash, along with a Subscription Agreement executed on June 24, 2014, for $3.3 million to purchase 660,000 shares of our common stock, payable on or before August 15, 2014.  We believe we will have adequate cash resources for our estimated monthly expenses through the end of our fiscal year of March 31, 2015, excluding any other acquisitions of additional NIBs and other life settlement products, and assuming payment of this Subscription Agreement; however, we have been advised that there will be a delay on the payment of this subscription, and no assurance can be given that this subscription will be paid.

We have cash assets at June 30, 2014, and March 31, 2014, of $6,492 and $375,212, respectively. At June 30, 2014, we have $12,806,909 in investment in NIBs and have paid $4,238,419 for advance for investment in NIBs. We also had a Secured Promissory Note payable for $1,326,876, excluding accrued interest, related to our investment in NIBs. We have only common stock as our capital resource. We will be reliant upon stockholder loans or private placements of equity or debt to fund any future of operations. We have secured no sources of loans. There is no assurance that we will be able to raise any required debt or equity financing.

For the three months ended June 30, 2014, and 2013, we recorded net cash used in operating activities of $1,018,720 and $6,238,665, respectively. We used $553,557 and $5,797,700 as an advance for investments in NIBs under the Del Mar ATA and accreted $563,498 and $0 in interest income on investment in net insurance benefits during the three months ended June 30, 2014, and 2013, respectively.  No cash was used during the three months ended June 30, 2014, and 2013, to purchase investments in NIBs. We received $550,000 from proceeds from notes receivable during the three months ended June 30, 2014.  Net cash provided by financing activities totaled $100,000 and $6,951,775 for the three months ended June 30, 2014 and 2013, respectively.

Long-Term Debt

At June 30, 2014, we had a long term notes payable balance of $1,326,876 excluding accrued interest. We may borrow money in the future to finance our operations. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations. Any such issuance may result in substantial additional dilution to previous investors.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required; however, for information about risk factors affecting us, our business and our common stock, see our 10-K Annual Report for the fiscal year ended March 31, 2014, as amended, which were filed with the SEC on July 16, 2014, and July 21, 2014, respectively.  See Part II, Item 6.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

No sales of unregistered securities were made by us during the quarter ended June 30, 2014, with the exception that on June 24, 2014, we accepted a Subscription Agreement to purchase 660,000 shares of our common stock at $5.00 per share for a total subscription of $3,300,000, due and payable on August 15, 2014.  We have been advised that this subscription payment will be delayed; and no assurances can be given that these amounts will be received.

Subsequent to the quarter ended June 30, 2014, we offered and sold 30,000 shares of our common stock at $5.00 per share for a total subscription of $150,000; and 140,000 shares of our common stock at $5.00 per share for a total subscription of $700,000.

These shares of common stock were offered and sold pursuant to exemptions from registration under Sections 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D of the SEC, and, as applicable, Regulation S of the SEC.

Purchases of Equity Securities by Us or our Affiliates

There were no purchases by us or any affiliated persons of any shares of our equity securities during the quarter ended June 30, 2014.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

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

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Documents Incorporated by Reference

8-K Current Report dated October 21, 2013, which was filed on October 24, 2013, regarding the employment of a COO.

10-K Annual Report for the fiscal year ended March 31, 2014, as amended, which were filed with the SEC on July 16, 2014 and July 21, 2014, respectively.

8-K Current Report dated June 7, 2013, as amended, and filed with the SEC on June 20, 2013, November 14, 2013, May 5, 2014, May 27, 2014 and July 10, 2014, regarding the Del Mar ATA.

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

Sundance Strategies, Inc.

Date:	August 14, 2014	By:	/s/Randall F. Pearson
Randall F. Pearson, President and Director, Acting CFO