Form 10-Q
period 2014-09-30
Sundance Strategies, Inc.
filed 2014-11-14
CIK 1171838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 14, 2014 - 43,185,941 shares of common stock.

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

PART I

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Condensed Consolidated Financial Statements. The results from operations for the three month and six month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2015. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2014, Consolidated Financial Statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the fiscal year ended March 31, 2014, as amended, which were filed with the SEC on July 16, 2014, and July 21, 2014, respectively, and which are referenced in Part II, Item 6 hereof.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Page(s)

Condensed Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014	5

Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2014 and 2013	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2014 and 2013	7

Notes to the Condensed Consolidated Financial Statements	8 - 12

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
September 30, 2014 and March 31, 2014
(Unaudited)
	September 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$119,662	$375,212
Prepaid Expenses	7,625	2,000
Other Current Assets	28,600
Total Current Assets	155,887	377,212

Other Assets
Investment in Net Insurance Benefits	13,399,562	12,243,411
Advance for Investment in Net Insurance Benefits	4,376,419	3,584,862
Note Receivable	211,000	861,000
Other assets	14,047	13,767

Total Other Long-term Assets	18,001,028	16,703,040

Total Assets	$18,156,915	$17,080,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$170,826	$52,915
Accrued Expenses	146,809	-
Notes Payable	1,326,876	-
Notes Payable-Related Party	730,000	90,000
Total Current Liabilities	2,374,511	142,915

Notes Payable, including accrued interest	-	1,455,904

Total Liabilities	2,374,511	1,598,819

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares, par value $0.001; 43,185,941 and 43,015,941 shares issued and outstanding, respectively	43,186	43,017
Subscription Receivable	-	(1,500)
Additional Paid In Capital	16,111,277	15,050,705
Additional Paid In Capital- Stock to be Issued	-	700,000
Accumulated Deficit	(372,059)	(310,789)
Total Stockholders' Equity	15,782,404	15,481,433

Total Liabilities and Stockholders' Equity	$18,156,915	$17,080,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Interest Income on Investment in Net Insurance Benefits	$592,653	$-	$1,156,151	$-

General and Administrative Expenses	583,006	310,809	1,199,372	1,344,674

Income (Loss) from Operations	9,647	(310,809)	(43,221)	(1,344,674)

Other Income (Expense)
Other, net	-	-	6,303	-
Interest Income	4,478	-	8,820	21
Interest Expense	(17,031)	(30,709)	(33,172)	(60,782)

Total Other Expense	(12,553)	(30,709)	(18,049)	(60,761)

Loss Before Income Taxes	(2,906)	(341,518)	(61,270)	(1,405,435)
Income Tax Provision	-	-	-	-

Net Loss	$(2,906)	$(341,518)	$(61,270)	$(1,405,435)

Basic and Diluted:
Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding	43,163,575	42,261,441	43,090,561	41,781,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Six Months Ended September 30, 2014 and 2013
(Unaudited)

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2014	2013

Operating Activities

Net Loss	$(61,270)	$(1,405,435)
Adjustments to reconcile to cash from operating activities:
Share Based Compensation - Options	212,242	659,867
Advance for Investments in Net Insurance Benefits	(691,557)	(6,414,063)
Other Current Assets	(28,600)
Accrued Interest Income	(280)	-
Prepaid Expenses	(5,625)	-
Accounts Payable	117,911	(6,286)
Accrued Expenses	17,780	20,782
Investment in Net Insurance Benefits	(1,156,151)	-

Net Cash from Operating Activities	(1,595,550)	(7,145,135)

Investing Activities

Proceeds from Notes Receivables	550,000	-

Net Cash from Investing Activities	550,000	-

Financing Activities

Proceeds from Issuance of Common Stock – net of issuance costs	-	6,826,775
Proceeds from Issuance of Notes Payable-Related Party	640,000	-
Common Stock Issued for Cash	150,000	-
Common Stock to be Issued	-	752,500

Net Cash from Financing Activities	790,000	7,579,275

Net Change in Cash	(255,550)	434,140
Cash at Beginning of Period	375,212	545,417

Cash at End of Period	$119,662	$979,557

Non Cash Financing Activities
Notes Receivables Exchanged for Advance for Investment in Net Insurance Benefits	$100,000	$-
Fair Value of Warrants Issued as Stock Issuance Costs	$-	$139,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014

(1) ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2014, audited consolidated financial statements and the accompanying notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.  These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014

(2) NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted and companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company does not believe adoption of this ASU will have a material impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(3) INVESTMENT IN NET INSURANCE BENEFITS

The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company. The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance policies that have been financed by an independent third party via a loan from a senior lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”).  Future expected cash flows are defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment, and service provider or other third-party payments.  At the time of purchase of an investment in NIBs we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations.  Subsequent to the purchase, and on a quarterly basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion.  Any positive or adverse change in cash flows that does not result in the recognition of an “other-than-temporary impairment” (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income.  Management has concluded that there was no change in estimated cash flows as of September 30, 2014.

The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.  The face value of the underlying life insurance policies approximated $217 million (includes estimated return of premiums) as of September 30, 2014. The Company holds a 100% interest in the NIBs relating to the underlying life insurance policies as of September 30, 2014.  The estimated fair value of the Company’s investment in NIBs approximated carrying value at September 30, 2014, with fair value calculated using level 3 inputs.  As of September 30, 2014 and March 31, 2014, investments in NIBs were as follows:

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014

(3) INVESTMENT IN NET INSURANCE BENEFITS (continued)

	September 30, 2014	March 31, 2014
Beginning Balance	$ 12,243,411	$ 12,243,411
Additional investments	-	-
Accretion of interest income	1,156,151	-
Distributions of investments	-	-
Impairment of investments	-	-
Total	$ 13,399,562	$ 12,243,411

We evaluate the carrying value of our investment in NIBs for OTTI on a regular basis and, if necessary, adjust our carrying value in the investment in NIBs using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, utilization of MRI, discount rates and potential return. We recognize OTTI on investment in NIBs if the expected discounted cash flows (using the effective yield) expected to be received are less than the carrying amount of the investment.  OTTI of the investment in NIBs could be generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value, a change in credit worthiness of the policy issuer, increased or changes to applicable regulation of the investment, counter party performance risk, shortage of funds needed to maintain the asset until maturity and changes in discount rates. There are also risks associated with the policy holder’s ability to repay such financing and the occurrence of events of default under such financing. We have not recognized any OTTI from January 31, 2013 (inception) to the period ended September 30, 2014.

(4) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“Del Mar”). The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets, that are consideration and collateral for certain cash advances and expense payments made by the Company. The end result of the Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBs” before the original due date of December 31, 2013, which was subsequently extended to September 30, 2014 (the parties have negotiated a further extension to January 31, 2015, for which documentation is presently being prepared), having a combined face amount of $400,000,000 (with “Qualified NIBs” meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality re-insurance coverage). All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to the Company as collateral to assure delivery of the Qualified NIBs will be re-conveyed to Del Mar upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000.  In the event Del Mar was unable to provide the Qualified NIBs by the original date of December 31, 2013, which was subsequently extended to September 30, 2014 (the parties have negotiated a further extension to January 31, 2015, for which documentation is presently being prepared), the Company will have the option of selling any of the collateral assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA. If the full balance of Qualified NIBs is provided by Del Mar, the Company will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. Promissory notes may be issued, pro rata, as Qualified NIBs are received. The promissory notes have no due date, but will be paid out of death benefits received, and incur interest of 4.0% per annum. Total interest and principal amounts are due upon maturity. Del Mar is continuing its efforts in delivering the Qualified NIBs. The Company has received $90,600,000 in Qualified NIBs under the Del Mar ATA.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014

(4) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS (continued)

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

(6) NOTES PAYBALE-RELATED PARTY

During the six months ended September 30, 2014, the Company borrowed $740,000 from related parties and paid back $100,000, bringing the total notes payable-related party loan balance to $730,000 at September 30, 2014.  The notes do not incur interest, are payable on demand and are not collateralized.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014

 (7) STOCK TRANSACTIONS

During July 2014, the Company issued 30,000 shares of common stock for $150,000 and issued 140,000 shares of common stock for $700,000.   The $700,000 in cash was received prior to March 31, 2014.

On June 24, 2014, the Company entered into a private stock offering subscription agreement to issue 660,000 shares at $5 per share for a total of $3,300,000, which subscription was due and payable on August 15, 2014.  The Company has been advised that there will be a further delay in the payment of this subscription as a result of the time and issues involved in a foreign probate of the subscriber’s estate, and there is no assurance that this subscription will be paid.

(8) GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2014, the Company had accumulated losses of $372,059, working capital deficit of $2,218,624, and has yet to receive cash payments on interest income on Investment in NIBS. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

(9) SUBSEQUENT EVENTS

On or about November 11, 2014, the Company, Del Mar and Europa have tentatively agreed to extend the delivery date of the remaining $309,400,000 in Qualified NIBs due under the Del Mar ATA until January 31, 2015, for which documentation is presently being prepared.

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

We currently estimate proceeds of approximately $79 million on the NIBs owned as of September 30, 2014, and acquired from PCH Financial and Del Mar Financial. This amount is based on the estimated proceeds from polices of approximately $217 million in face value, which includes estimated return of premiums; less the senior debt or MRI repayments outstanding of approximately $36 million, expected premium payments of approximately $65 million over the life expectancies, and estimated expenses and interest of approximately $37 million over the term of the senior loans.

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

We advanced payments to purchase future additional life settlement products during the three and six months ended September 30, 2014, and if these life settlement products become “Qualified NIBs” as defined in the acquisition documents, we will also utilize the estimation methodology to estimate what our proceeds from these “Qualified NIBs” may be, all subject to the same assumptions, qualifications and risks referenced above.

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

During the period from April 1, 2013, through December 31, 2013, our investment in net insurance benefits was on non-accrual status. This decision was primarily based on the initial incremental uncertainty experienced by us during our first three quarters of the year ended March 31, 2014, after closing of the acquisition on the first pool of “Qualified NIBs.”  Management concluded these uncertainties were significantly mitigated during the quarter beginning January 1, 2014, as additional experience and information was obtained, including the observation of the proper functioning of the entire system in response to the death of an insured in the quarter beginning January 1, 2014. Non-accrual status was removed effective January 1, 2014.  Interest income on investment in NIBs totaled $592,653 for the three months ended and $1,156,151 for the six months ended September 30, 2014.

Operating and General & Administrative Expenses

Operating Expenses

During the three months ended September 30, 2014, and 2013, we engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies. General and administrative expenses were $583,006 and $310,809 during the three months ended September 30, 2014, and 2013, respectively.  A significant portion of these expenses were professional fees, payroll and travel expenses.  Most all of the professional fees were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act. Payroll is made up of cash payroll costs and non-cash equity issuances to management, directors and others.  The increase in administrative expenses for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily relates to the concentration of projects that were performed in the three months ended September 30, 2014.  These projects were in the normal course of the Company development, but were performed during this concentrated period of time.

During the six months ended September 30, 2014, and 2013, we engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies.  General and administrative expenses were $1,199,372 and $1,344,674 during the six months ended September 30, 2014, and 2013, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. Most all of the professional fees were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act. Payroll is made up of cash payroll costs and non-cash equity issuances to management, directors and others.

Income Taxes

During the three and six months ended September 30, 2014, and 2013, we had no taxable income.

Liquidity and Capital Resources

From our inception on January 31, 2013, through September 30, 2014, we incurred net losses of $372,059.  Management has expressed its belief that we need to raise approximately $40 million to $50 million in additional funds through equity or debt financing to continue our business model and to effectively compete in the life settlement industry during fiscal 2015 and beyond.  We raised $11,942,750 (gross) in our private placement that commenced in April 2013.  Our monthly expenses are between approximately $150,000 and $225,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses.  As of September 30, 2014, we had a Subscription Agreement executed on June 24, 2014, for $3.3 million to purchase 660,000 shares of our common stock.  We believe we will have adequate cash resources for our estimated monthly expenses through the end of our fiscal year of March 31, 2015, excluding any other acquisitions of additional NIBs and other life settlement products, and assuming payment of this Subscription Agreement; however, we have been advised that there will be a delay in the payment of this subscription as a result of the time and issues involved in a foreign probate of the subscriber’s estate, and no assurance can be given that this subscription will be paid.

We have cash assets at September 30, 2014, and March 31, 2014, of $119,662 and $375,212, respectively.  We have only common stock as our capital resource. We will be reliant upon stockholder loans or private placements of equity or debt to fund any future operations. We have secured no sources of loans. There is no assurance that we will be able to raise any required debt or equity financing.

For the six months ended September 30, 2014, and 2013, we recorded net cash used in operating activities of $1,595,550 and $7,145,135, respectively. We used cash of $691,557 and $6,414,063 on advance for investments in NIBs under the Del Mar ATA and accreted $1,156,151 and $0 in interest income on investment in net insurance benefits during the six months ended September 30, 2014, and 2013, respectively.  During the six months ended September 30, 2014, and 2013 no cash was used to purchase investments in NIBs. We received $550,000 from proceeds from notes receivable during the six months ended September 30, 2014.  Net cash provided by financing activities totaled $790,000 and $ 7,579,275 for the six months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014, and 2013, we recorded net cash used in operating activities of $576,830 and $906,470, respectively. We used cash of $138,000 and $616,363 on advance for investments in NIBs under the Del Mar ATA and accreted $592,653 and $0 in interest income on investment in net insurance benefits during the three months ended September 30, 2014, and 2013, respectively.  During the three months ended September 30, 2014 and 2013, there were no direct cash outflows that increased investments in NIBs.  In addition, there were no transfers from advance for investments in NIBs to investments in NIBs during the three months ended September 30, 2014, and 2013. Net cash provided by financing activities totaled $690,000 and $627,500 for the three months ended September 30, 2014 and 2013, respectively.

Debt

At September 30, 2014, we had a long term notes payable balance of $1,326,876, excluding accrued interest. We may borrow money in the future to finance our operations. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.  Risk Factors.

Not required; however, for information about risk factors affecting us, our business and our common stock, see our 10-K and our 10-KA-1 Annual Report for the fiscal year ended March 31, 2014, as amended, as filed with the SEC on July 16, 2014, and July 21, 2014, respectively.  See Part II, Item 6.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

30,000 shares of our common stock were subscribed and paid during the quarter ended September 30, 2014, at an offering price of $5.00 per share or a total subscription price of $150,000.  These shares were issued on July 18, 2014.

These shares of common stock were offered and sold pursuant to exemptions from registration under Sections 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D of the SEC, and, as applicable, Regulation S of the SEC.

Purchases of Equity Securities by Us or our Affiliates

There were no purchases by us or any affiliated persons of any shares of our equity securities during the quarter ended September 30, 2014.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

(i)

On June 7, 2013, we entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“Del Mar”). The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets, that are consideration and collateral for certain cash advances and expense payments made by us under the Del Mar ATA. Under the Del Mar ATA and related Exhibits, PCH Financial S.a.r.l. (“PCH”) retained a lien on certain of the DMF assets being transfer or acquired by us, and we were obligated to make our initial payments under the Del Mar ATA to PCH to obtain lien releases on these assets, which was done, and we received a Collateral Release Agreement from PCH on October 3, 2013, of its lien in any of such assets.  A total of $6,717,022 was paid to PCH under the Del Mar ATA to obtain the release of its lien on such assets.  Also effective June 7, 2013, we and Europa Settlement Advisors Ltd. (“Europa”) executed and delivered a Structuring and Consulting Agreement (the “Europa Agreement”) related to services that were rendered to us regarding the Del Mar ATA, and other services to be rendered.  The end result of the Del Mar ATA and the advances was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBs” before the original due date of December 31, 2013 (which was subsequently extended to September 30, 2014, and has tentatively been agreed to be extended to January 31, 2015, as discussed below), having a combined face amount of $400,000,000 (with “Qualified NIBs” meaning that (i) the NIBs would have premium financing secured for up to five years; (ii) that any grouping of NIBs would have not less than 10 policies; (iii) that the average age of the insureds under the life insurance policies would be approximately 81 years; and (iv) that the NIBs would have mortality re-insurance coverage. All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to us as collateral under the Del Mar ATA to assure delivery of the Qualified NIBs are to be re-conveyed to Del Mar upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000.  In the event Del Mar is unable to provide the Qualified NIBs by the original date of December 31, 2013 (which was subsequently extended to September 30, 2014, and has tentatively been agreed to be extended to January 31, 2015, as discussed below), we will have the option of foreclosing on and selling any of the collateral assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA. If the full balance of Qualified NIBs is provided by Del Mar, we will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. Promissory notes may be issued, pro rata, as Qualified NIBs are received. The promissory notes have no due date, but will be paid out of death benefits received, and incur interest of 4.0% per annum. Total interest and principal amounts are due upon maturity.  To date, we have received $90,600,000 in Qualified NIBs under the Del Mar ATA.  A complete description of the Del Mar ATA and the Europa Agreement, both as amended, is contained in our 8-KA-5 Current Report date June 7, 2014, which was filed with the SEC on July 10, 2014.  See Item 6.01 below.

During the past quarter, a substantial portion of the assets held by us as collateral for performance under the Del Mar ATA and the Europa Agreement were released.  It was our management’s belief that the assets released were too highly leveraged in a manner that would require excessive amounts of additional equity, that when evaluated extensively, it was determined that reaching the targeted rate of return for us would be difficult.  Some of the key reasons for the release of collateral assets include, but are not limited to, the following:

-

NIBs portfolio debt levels were too highly leveraged, thus creating a debt level unacceptable to management.

-

Changes in life expectancies within the portfolios required additional equity on some policies to make the Senior Loans required more acceptable for the lending institution, and we were unwilling to commit the additional equity.

-

Our evaluation process exposed some of the assets as less than ideal for our desired rate of return,  thus making a total portfolio unacceptable.

We continue to hold assets acquired under the Del Mar ATA that are being evaluated and processed to fit our Qualified NIBs criteria.  As mentioned above, they will need to fit our processes and structure without compromising our expected rates of return.  We believe that with the assets currently held as collateral, as well as other opportunities in the open market place, Del Mar will be able to find assets and portfolios that will fit our target acquisition profile and allow Del Mar and Europa to satisfy the requirements of delivering the remaining $309,400,000 in Qualified NIBs due us under the Del Mar ATA.  Management also believes that if we are required to exercise our rights with regards to seeking the liquidated damages settlement by foreclosing on the collateral, while retaining the $90,600,000 in Qualified NIBs that have already been received by us under the Del Mar ATA, that the collateral we now hold has sufficient value to recover such damages.

We have determined that extending the Del Mar ATA and the Europa Agreement delivery requirements of Qualified NIBs through January 31, 2015, is in our best interest, and documentation regarding such extension is in the process of being prepared. We will require additional equity to have sufficient liquidity to complete the balance of the $309,400,000 Qualified NIBs. The amount of the additional equity required is being evaluated and will be disclosed when determined. We are confident in our ability as an organization to complete the acquisition of the Qualified NIBs under the Del Mar ATA, as well as acquiring other NIBs moving forward, with or without the assistance of Del Mar or Europa.

(ii)

Certain founding shareholders of the Company owning approximately 28,727,000 shares of our common stock who executed and delivered Lock-Up/Leak-Out Agreements restricting the sale of their respective shares of common stock of the Company until on or about October 5, 2014, a date which was 18 months from the filing of our 8-K Current Report dated March 29, 2013, and filed with the SEC on April 5, 2013, regarding our acquisition by merger of ANEW LIFE, INC., a Utah corporation that became our wholly-owned subsidiary following such merger (“ANEW LIFE”), have executed and delivered Agreements that have extended the Lock-Up Period under these Lock-Up/Leak-Out Agreements for an additional year, to on or about October 5, 2015, and the Leak-Out Period in their initial Lock-Up/Leak-Out Agreements will now commence on the expiration of the new Lock-Up Period, or October 5, 2015.  These persons received their respective shares of common stock of the Company on the organization of ANEW LIFE and its subsequent merger into the Company on a share for share basis.  Certain other smaller founding shareholders or their transferees who collectively own approximately 225,000 shares of our common stock, each of whom owned less than 100,000 shares of our common stock, have also agreed to extend their respective Lock-Up Periods to October 5, 2015.  See Item 6.01.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

Exhibit Number	Description

10.1	Form of Lock-Up/Leak-Out Agreement*
10.2	Form of Extension Agreement to Lock-Up/Leak-Out Agreement
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and acting CFO.

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

*Filed as Exhibit 10.7 to our Current Report on Form 8-K dated March 29, 2013 and filed with the Securities and Exchange Commission on April 5, 2013.

Documents Incorporated by Reference

8-K Current Report dated October 21, 2013, which was filed on October 24, 2013, regarding the employment of a COO.

10-K and 10-KA-1 Annual Report for the fiscal year ended March 31, 2014, as amended, which were filed with the SEC on July 16, 2014 and July 21, 2014, respectively.

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

Sundance Strategies, Inc.

Date:	November 14, 2014	By:	/s/Randall F. Pearson
Randall F. Pearson, President and, Acting CFO