Form 10-Q
period 2014-12-31
Sundance Strategies, Inc.
filed 2015-02-17
CIK 1171838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: February 17, 2015 - 43,185,941 shares of common stock.

NAME REFERENCES

In this Quarterly Report, references to the “Registrant,” “Sundance Strategies,” the “Company,” “we,” “our,” “us” and words of similar import, refer to “Sundance Strategies, Inc.,” the Registrant, and where applicable, include the current and intended business operations of ANEW LIFE, INC., a Utah corporation and our wholly-owned subsidiary (“ANEW LIFE”), our acquisition of which, by merger, occurred on March 29, 2013.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. These factors include, but are not limited to, economic conditions generally in the United States and internationally and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations on our business and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein.  Most recently, a list of risk factors was outlined in our 10-K Annual Report for the fiscal year ended March 31, 2014, as amended, which were respectively filed with the SEC on July 16, 2014, and July 21, 2014, on pages 22 though 36 thereof.  Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

PART I

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of the Company and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The results from operations for the three month and nine month periods ended December 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2015. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2014, Consolidated Financial Statements and footnotes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended March 31, 2014, as amended, which were filed with the SEC on July 16, 2014, and July 21, 2014, respectively, and which are referenced in Part II, Item 6 hereof.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

Page(s)

Condensed Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014	5

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2014 and 2013	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2014 and 2013	7

Notes to the Condensed Consolidated Financial Statements	8 - 12

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
December 31, 2014 and March 31, 2014
(Unaudited)
	December 31,	March 31,
	2014	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$790,473	$375,212
Prepaid Expenses	3,750	2,000
Total Current Assets	794,223	377,212

Other Assets
Investment in Net Insurance Benefits	14,016,109	12,243,411
Advance for Investment in Net Insurance Benefits	3,575,186	3,584,862
Notes Receivable	361,000	861,000
Other	18,614	13,767

Total Other Long-term Assets	17,970,909	16,703,040

Total Assets	$18,765,132	$17,080,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$128,254	$52,915
Accrued Expenses	163,458	-
Notes Payable	1,326,876	-
Note Payable-Related Party	1,362,000	90,000
Total Current Liabilities	2,980,588	142,915

Notes Payable, including accrued interest	-	1,455,904

Total Liabilities	2,980,588	1,598,819

Stockholders’ Equity
Preferred Stock, authorized 10,000,000 shares,
par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares,
par value $0.001; 43,185,941 and 43,015,941 shares issued and outstanding, respectively	43,186	43,017
Subscription Receivable	-	(1,500)
Additional Paid In Capital	16,219,369	15,050,705
Additional Paid In Capital- Stock to be Issued	-	700,000
Accumulated Deficit	(478,011)	(310,789)
Total Stockholders’ Equity	15,784,544	15,481,433

Total Liabilities and Stockholders’ Equity	$18,765,132	$17,080,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Interest Income on Investment in Net Insurance Benefits	$616,547	$-	$1,772,698	$-

General and Administrative Expenses	526,797	354,434	1,726,169	1,699,108

Income (Loss) from Operations	89,750	(354,434)	46,529	(1,699,108)

Other Income (Expense)
Other, net	-	1,672,124	6,303	1,672,124
Interest Income	4,568	4,710	13,388	4,731
Interest Expense	(200,270)	(31,020)	(233,442)	(91,802)

Total Other Income (Expense)	(195,702)	1,645,814	(213,751)	1,585,053

Income (Loss) Before Income Taxes	(105,952)	1,291,380	(167,222)	(114,055)
Income Tax Provision	-	-	-	-

Net Income (Loss)	$(105,952)	$1,291,380	$(167,222)	$(114,055)

Basic and Diluted:
Basic and Fully Diluted Earnings (Loss) Per Share	$(0.01)	$0.03	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	43,185,941	42,261,441	43,122,354	41,490,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2014	2013
Operating Activities
Net Loss	$(167,222)	$(114,055)
Adjustments to reconcile to cash from operating activities:
Gain on Extinguishment of Debt	-	(1,672,124)
Share Based Compensation - Options	320,333	735,999
Deferred Income Taxes	-	-
Advance for Investments in Net Insurance Benefits	(794,598)	(8,572,972)
Refund of Advance for Investments in Net Insurance Benefits	904,274	-
Other Current Assets	-
Accrued Interest Income	(4,847)	(4,710)
Prepaid Expenses	(1,750)	-
Accounts Payable	75,339	(61,382)
Accrued Expenses	34,430	91,802
Investment in Net Insurance Benefits	(1,772,698)	-
Net Cash from Operating Activities	(1,406,739)	(9,597,442)

Investing Activities
Issuance of Note Receivable	(150,000)	-
Proceeds from Notes Receivables	550,000	(861,000)
Net Cash from Investing Activities	400,000	(861,000)

Financing Activities
Proceeds from Issuance of Common Stock – net of issuance costs	-	6,765,375
Proceeds from Issuance of Note Payable-Related Party	1,272,000	-
Common Stock Issued for Cash	150,000	-
Common Stock to be Issued	-	3,272,500
Net Cash from Financing Activities	1,422,000	10,037,875

Net Change in Cash	415,261	(420,567)
Cash at Beginning of Period	375,212	545,417

Cash at End of Period	$790,473	$124,850

Non Cash Financing Activities

Cash Paid for Interest	$81,621	$-
Adjustments to Subscription Receivable and Additional Paid in Capital	$1,500	$-
Notes Receivables Exchanged for Advance for Investment in NIBs	$100,000	$-
Fair Value of Warrants Issued as Stock Issuance Costs	$-	$139,251
Gain on extinguishment of debt	$-	$1,672,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2014

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

On March 29, 2013, Sundance Strategies, Inc., a Nevada corporation (“Sundance Strategies”), its newly formed and wholly-owned subsidiary, Anew Acquisition Corp., a Utah corporation (“Merger Subsidiary”), and ANEW LIFE, completed an Agreement and Plan of Merger, whereby Merger Subsidiary merged with and into ANEW LIFE, and ANEW LIFE was the surviving company under the merger and became a wholly-owned subsidiary of Sundance Strategies on the closing of the merger (the “Merger”). The Merger has been treated as a reverse acquisition and a recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historic financial statements of ANEW LIFE, which was incorporated on January 31, 2013. Sundance Strategies and subsidiary (the “Company” or “we”) is engaged in the business of directly purchasing from third parties and purchasing, acquiring and assisting third parties in assembling portfolios of high quality life insurance policies and residual interest in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations from the secondary and tertiary marketplace often referred to as the “life settlements market.”  Currently, the Company is focused on the acquisition of Net Insurance Benefits (“NIB” or “NIBs”).   NIBs are residual interests in or financial products tied to life settlement policies.  The Company purchases NIBs on life settlement policies from third parties in pools of multiple policies, but does not typically take possession or control of the policies, other than the policies held as collateral for advances to third parties, of which the Company does take temporary possession until collateral is returned for NIBs.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2014

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

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.  The face value of the underlying life insurance policies approximated $217 million (includes estimated return of premiums) as of December 31, 2014. The Company holds a 100% interest in the NIBs relating to the underlying life insurance policies as of December 31, 2014.  The estimated fair value of the Company’s investment in NIBs approximated carrying value at December 31, 2014, with fair value calculated using level 3 inputs.  As of December 31, 2014, and March 31, 2014, investments in NIBs were as follows:

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2014

(3) INVESTMENT IN NET INSURANCE BENEFITS (continued)

	December 31, 2014	March 31, 2014
Beginning Balance	$ 12,243,411	$ 6,299,000
Additional investments	-	5,436,000
Accretion of interest income	1,772,698	508,411
Distributions of investments	-	-
Impairment of investments	-	-
Total	$ 14,016,109	$ 12,243,411

             We evaluate the carrying value of our investment in NIBs for OTTI on a regular basis and, if necessary, adjust our carrying value in the investment in NIBs using new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, utilization of MRI, discount rates and potential return. We recognize OTTI on investment in NIBs if the expected discounted cash flows (using the effective yield) expected to be received are less than the carrying amount of the investment.  OTTI of the investment in NIBs could be generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value, a change in credit worthiness of the policy issuer, increased or changes to applicable regulation of the investment, counter party performance risk, shortage of funds needed to maintain the asset until maturity and changes in discount rates. There are also risks associated with the policy holder’s ability to repay such financing and the occurrence of events of default under such financing. We have not recognized any OTTI from January 31, 2013 (inception) to the period ended December 31, 2014.

(4) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS

              On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“Del Mar”). The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets, that are consideration and collateral for certain cash advances and expense payments made by the Company. The end result of the Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBs” before the original due date of December 31, 2013 (which was subsequently extended to September 30, 2014, with a new extension agreement currently in negotiation), having a combined face amount of $400,000,000 (with “Qualified NIBs” under the Del Mar ATA having the meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality re-insurance coverage). All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to the Company as collateral to assure delivery of the Qualified NIBs will be re-conveyed to Del Mar upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000.  In the event Del Mar is unable to provide the Qualified NIBs by the original date of December 31, 2013, (which was subsequently extended to September 30, 2014, with a new extension agreement currently in negotiation), the Company will have the option of selling any of the collateral assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA. If the full balance of Qualified NIBs is provided by Del Mar, the Company will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. Promissory notes may be issued, pro rata, as Qualified NIBs are received. The promissory notes have no due date, but will be paid out of death benefits received, and incur interest of 4.0% per annum. Total interest and principal amounts are due upon maturity. Del Mar is continuing its efforts in delivering the Qualified NIBs. The Company has received $90,600,000 in Qualified NIBs under the Del Mar ATA.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2014

(4) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS (continued)

As part of the Del Mar ATA, the Company entered into a Structuring and Consulting Agreement with Europa Settlement Advisors Ltd. (respectively, the “Europa Agreement” and “Europa”). The Company is required to pay a structuring fee of 1% of the face amount of the life insurance policies underlying all NIBs introduced by Europa and acquired by the Company, payable as follows: 50% of the fee on the delivery of the NIBs; and the remaining 50% being payable on the conversion of the NIBs to Qualified NIBs as defined in the Del Mar ATA. The total restructuring fee will be up to $4,000,000. In the event that any cash consideration by the Company under the Del Mar ATA exceeds the defined $8,000,000 cash threshold, the amount payable under the Europa Agreement will be reduced on a dollar for dollar basis for any such overage. The total purchase price will not exceed $24,000,000 under the Del Mar ATA, which is comprised of $12,000,000 in cash consideration and $12,000,000 in promissory notes.

On October 29, 2013, the Company and Europa, with the agreement of Del Mar, amended the Europa Agreement and the Del Mar ATA to acknowledge that the total up-front cash payment due from the Company under the Del Mar ATA and Europa Agreement shall not exceed $12,000,000; that the Company would receive a credit on a dollar for dollar basis of the cash payment and all costs and expenses paid under the Del Mar ATA over $8,000,000, against all fees due Europa under the Europa Agreement or the Del Mar ATA. In the event the Qualified NIBs delivered are less than $300,000,000 in face value under the Del Mar ATA Agreement, Del Mar and Europa shall be jointly and severally liable for liquidated damages equal to the aggregate of the cash payment under the Del Mar ATA and all of the costs advanced, reduced by the pro rata percentage of the Qualified NIBs delivered and accepted by the Company, multiplied by two; and if at least $300,000,000 in Qualified NIBs are delivered and accepted, then the cash payment and all costs will not be doubled if they are paid within 90 days.

Also on October 29, 2013, the Company entered into an Exclusivity Agreement with the consultant to Europa under the Europa Agreement under which the Company advanced $25,000 to such consultant for services related to the purchase of Qualified NIBs associated with the $400,000,000 in life insurance policies due under the Del Mar ATA.

On January 14, 2014, the Company completed the closing of $90.6 million of Qualified NIBs. These Qualified NIBs are part of the $400 million transaction of additional NIBs in portfolios from the Company’s second acquisition in June 7, 2013, related to the Del Mar ATA.

Del Mar has been delayed, as mentioned above, in delivering the remaining portions of the $400 million commitment.  In addition, the Company has advanced monies to Del Mar in excess of the purchase price of Qualified NIBs received by the Company.  Therefore, on December 9, 2014, Del Mar refunded $904,274 advanced from the Company. The refund is recorded as a reduction of Advance for Investment in Net Insurance Benefits.

(5) LETTER OF INTENT

On December 5, 2014, the Company signed a binding Letter of Intent (“LOI”) to memorialize the intent of HFII Assets Solutions, LLC (“HFII”) to enter into an asset purchase agreement with the Company involving the issuance of 1,130,000 shares of common stock of the Company in exchange for two portfolios of Qualified NIBs currently held by HFII in Hyperion Funds II plc. The life settlement policies underlying these Qualified NIBs have a combined face value at maturity of approximately $124,375,000.  In addition, the LOI states that the collateral will be released relating to the $1,326,876 note payable on the balance sheet at December 31, 2014. Also, the LOI outlines that up to 187,500 shares of common stock issued in the proposed transaction will have a put right held by HFII that requires the Company to buy back the shares at $8 per share.   Finally, the Company loaned HFII $150,000 at December 31, 2014, to help facilitate the proposed transaction.  The loan will be paid out of the first proceeds generated by the exercise of the put options. The LOI contemplated a closing and share issuance by February 15, 2015, though no Asset Purchase Agreement has been executed by the parties.  It is anticipated that the transactions contemplated by the LOI will be extended.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2014

(5) LETTER OF INTENT (continued)

The transaction proposed by the LOI will not close until HFII resolves certain structural issues relating the entities that will own, hold and fund the underlying life settlement contracts relating to these Qualified NIBs.  HFII believes the issues will be resolved by March 31, 2015.

(6) NOTE PAYABLE-RELATED PARTY

During the nine months ended December 31, 2014, the Company borrowed $1,272,000, net, from an entity which is a stockholder in the Company.  Prior to November 20, 2014, the various outstanding notes payable did not accrue interest and were payable on demand.  On November 20, 2014, the Company consolidated the various obligations into a single master loan agreement. The new note accrues interest at 7.5 percent plus origination fees, has a due date of December 31, 2015, or at the immediate time when the anticipated raise in equity funds is successful, and is collateralized by Investment in and Advances on NIBs.  During the three months ended December 31, 2014, the Company recorded approximately $170,000 of origination fees and other related expenses associated with the notes, which are included in interest expense on the statement of operations.  At December 31, 2014, the note payable-related party balance owing is $1,362,000, excluding accrued but unpaid interest.

(7) STOCK TRANSACTIONS

During July 2014, the Company issued 30,000 shares of common stock for $150,000 and issued 140,000 shares of common stock for $700,000.   The $700,000 in cash was received prior to March 31, 2014.

(8) GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2014, the Company had accumulated losses of $478,011, working capital deficit of $2,186,365, and has yet to receive cash payments on interest income on Investment in NIBS. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing opportunities to raise additional equity and debt capital. The Company does not anticipate having adequate revenues from operations until three to four years, and until a revenue stream has been established, the Company will require debt or equity funding to fund its current and intended business. If management is unsuccessful in these efforts, discontinuance of operations is a possibility.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations on our business and our failure to successfully develop, compete in and finance our current and intended business operations.

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

Plan of Operation

We are engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” These life insurance interests are anticipated to be held to maturity. Our plan of operation for the next 12 months is to continue the acquisition of these life insurance interests whereby we will acquire the interests in life insurance policies at a discount to their face value for investment purposes. We began purchasing the net insurance benefits in life insurance policies (“NIBs”) during our fiscal year ended March 31, 2013. This is not a market sector without competition, and at present, we are a minor competitor. We will need substantial funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in NIBs acquired in fiscal 2013, and 2014, or through debt or equity financing. At our discretion, we may be required to expend not less than approximately $56 million on premiums, interest and servicing costs over the next five years to protect our interest in our NIBs, though we have no legal responsibility or adequate funds for these payments.

We currently estimate proceeds of approximately $79 million on the NIBs owned as of December 31, 2014, and acquired from PCH Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“PCH”), and Del Mar Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Del Mar”). This amount is based on the estimated proceeds from polices of approximately $217 million in face value, which includes estimated return of premiums; less the senior debt or mortality re-insurance (“MRI”) repayments outstanding of approximately $41 million, expected future premium payments of approximately $61 million over the life expectancies, and estimated expenses and interest of approximately $36 million over the anticipated life of the portfolio.

We use an estimation methodology to project cash flows and returns as presented. The estimation model requires many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in the portfolio would exhibit similar experience to a statistically diverse portfolio based upon which the mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LE’s”) provided by third-party

LE providers represent the actuarial mean of the life expectancies of the insureds in the portfolio, (iii) the weighted average of the LE’s provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LE’s; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifespan of the portfolio; and the senior lending fees, MRI fees and insurance, servicing and custodial fees do not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from the Company’s initial assumptions. These portfolios currently contain only 60 fractionalized policies on 32 individual insureds, though insurance rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect; therefore, no assurance can be given that these estimated results will occur.

We advanced payments to purchase future additional life settlement products during the three and nine months ended December 31, 2014, and if these life settlement products become “Qualified NIBs” as defined in the acquisition documents, we will also utilize the estimation methodology to estimate what our proceeds from these “Qualified NIBs” may be, all subject to the same assumptions, qualifications and risks referenced above.

Results of Operations

Income and Cost Recognition

Interest income on investment in NIBs represents the excess of all cash flows attributable to the investment in net insurance benefits greater than the initial investment over the life of each portfolio of net insurance benefits using the effective yield method.  Changes in the estimate of expected cash flows from investments in NIBs are adjusted prospectively.

During the period from April 1, 2013, through December 31, 2013, our investment in net insurance benefits was on non-accrual status. This decision was primarily based on the initial incremental uncertainty experienced by us during our first three quarters of our fiscal year ended March 31, 2014, after closing of the acquisition on our first portfolio of NIBs.  Management concluded these uncertainties were significantly mitigated during the quarter beginning January 1, 2014, as additional experience and information was obtained, including the observation of the proper functioning of the entire system in response to the death of an insured in the quarter beginning January 1, 2014. Non-accrual status was removed effective January 1, 2014.  Interest income on investment in NIBs totaled $616,547 for the three months ended December 31, 2014, and $1,772,698 for the nine months ended December 31, 2014.

Income, Operating and General & Administrative Expenses

Income and Operating Expenses

During the three months ended December 31, 2014, and 2013, we accreted $616,547 and $0 in interest income on investment in net insurance benefits.  During the three months ended December 31, 2014, and 2013, we engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies. General and administrative expenses were $526,797 and $354,434 during the three months ended December 31, 2014, and 2013, respectively.  A significant portion of these expenses were professional fees, payroll and travel expenses.  Most all of the professional fees were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act. Payroll is made up of cash payroll costs and non-cash equity issuances to management, directors and others.  The increase in administrative expenses for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, primarily relates to the concentration of projects that were performed in the three months ended December 31, 2014.  These projects were in the normal course of the Company development, but were performed during this concentrated period of time.

During the nine months ended December 31, 2014, and 2013, we accreted $1,772,698 and $0 in interest income on investment in net insurance benefits.  During the nine months ended December 31, 2014, and 2013, we engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies.  General and administrative expenses were $1,726,169 and $1,699,108 during the nine months ended December 31, 2014, and 2013, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. Most all of the professional fees were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act. Payroll is made up of cash payroll costs and non-cash equity issuances to management, directors and others.

Income Taxes

During the nine months ended December 31, 2014, and 2013, we had no taxable income.

Liquidity and Capital Resources

From our inception on January 31, 2013, through December 31, 2014, we incurred net losses of $478,011.  Management has expressed its belief that we need to raise approximately $40 million to $50 million in additional funds through equity or debt financing to continue our business model and to effectively compete in the life settlement industry during fiscal 2016 and beyond.  We raised $11,942,750 (gross) in our private placement that commenced in April 2013.  Our monthly expenses are between approximately $140,000 and $220,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses.  We believe we will have adequate cash resources for our estimated monthly expenses through June 30, 2015, excluding any other acquisitions of additional NIBs and other life settlement products.

We had cash assets at December 31, 2014, and March 31, 2014, of $790,473 and $375,212, respectively.  We have only common stock as our capital resource. We will be reliant upon stockholder loans or private placements of equity or debt to fund any future operations. Although management is actively pursuing opportunities to raise additional equity and debt capital, we have secured no sources of loans, and there is no assurance that we will be able to raise any required debt or equity financing. The Company does not anticipate having adequate revenues from operations until three to four years, and until a revenue stream has been established, the Company will require debt or equity funding to fund its current and intended business. If management is unsuccessful in these efforts, discontinuance of operations is a possibility.

For the three months ended December 31, 2014 and 2013, we recorded net cash provided by (used in) operating activities of $188,810 and ($2,452,307), respectively. The net cash provided of $188,810 includes a refund of advance for investment in NIBs from Del Mar totaling $904,274. This refund was a result of Del Mar’s delay in delivering the remaining portion of their $400 million in Qualified NIBs commitment, in addition to our having advanced monies to Del Mar in the excess of the purchase price of Qualified NIBs received by us. We used cash of $103,041 and $2,158,910 on advance for investments in NIBs under the Del Mar ATA, and with the refund included, we recorded a net cash inflow of $801,233 on advance for investment in NIBs during the three months ended December 31, 2014.  During the three months ended December 31, 2014, and 2013, there were no direct cash outflows that increased investments in NIBs as the increase to this account in 2014 was due to a transfer from advance for investments in NIBs.  Net cash provided by financing activities totaled $632,000 and $2,458,600 for the three months ended December 31, 2014, and 2013, respectively.

For the nine months ended December 31, 2014, and 2013, we recorded net cash used in operating activities of $1,406,739 and $9,597,442, respectively. The net cash used of $1,406,739 includes a refund of advance for investment in NIBs from Del Mar totaling $904,274. This refund was a result of Del Mar’s delay in delivering the remaining portion of their $400 million in Qualified NIBs commitment, in addition to our having advanced monies to Del Mar in the excess of the purchase price of Qualified NIBs received by us. We used cash of $794,598 and $8,572,972 on advance for investments in NIBs under the Del Mar ATA, and with the refund included, we recorded a net cash inflow of $109,676 on advance for investment in NIBs during the three months ended December 31, 2014. During the nine months ended December 31, 2014, and 2013, there were no direct cash outflows that increased investments in NIBs as the increase to this account in 2014 was due to a transfer from advance for investments in NIBs. We received $400,000 net proceeds from notes receivable during the nine months ended December 31, 2014, which consisted of $550,000 in cash received and $150,000 cash lent to HFII Assets Solutions, LLC (“HFII”).  Net cash provided by financing activities totaled $1,422,000 and $10,037,875 for the nine months ended December 31, 2014, and 2013, respectively.

Debt

At December 31, 2014, we had a notes payable balance of $1,326,876 and note payable-related party of $1,362,000, excluding accrued interest. We may borrow money in the future to finance our operations. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President who is also deemed to be our acting Chief Financial Officer (“CFO”), concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective and that the information required to be disclosed by us in reports filed under the Exchange Act is not (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We are in the process of adopting specific internal control mechanisms with our Board of Directors’ and our officers’ collaboration to ensure effectiveness as we grow our business.  We appointed a Chief Operating Officer (“COO”) to assist in adopting new measures to improve upon our internal controls.  Future controls, among other things, will include more checks and balances and communication strategies between management and all members of the Board of Directors to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting and disclosure of information.  During 2014, we hired additional personnel and advisors, including a certified public accountant, to assist us with our internal control mechanisms.

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

Item 1A.  Risk Factors.

Not required; however, for information about risk factors affecting us, our business and our common stock, see our 10-K Annual Report and our 10-KA-1 Annual Report for the fiscal year ended March 31, 2014, as amended, as filed with the SEC on July 16, 2014, and July 21, 2014, respectively, pages 22 through 36 thereof.  See Part II, Item 6.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There were no sales by us of unregistered securities during the quarter ended December 31, 2014.

Purchases of Equity Securities by Us or our Affiliates

There were no purchases by us or any affiliated persons of any shares of our equity securities during the quarter ended December 31, 2014.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

(i)

On June 7, 2013, we entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar. The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies or NIBs, among other assets, that are consideration and collateral for certain cash advances and expense payments made by us under the Del Mar ATA. Under the Del Mar ATA and related Exhibits, PCH retained a lien on certain of the Del Mar assets being transfer or acquired by us, and we were obligated to make our initial payments under the Del Mar ATA to PCH to obtain lien releases on these assets, which was done, and we received a Collateral Release Agreement from PCH on October 3, 2013, of its lien in any of such assets.  A total of $6,717,022 was paid to PCH under the Del Mar ATA to obtain the release of its lien on such assets.  Also effective June 7, 2013, we and Europa Settlement Advisors Ltd. (“Europa”) executed and delivered a Structuring and Consulting Agreement (the “Europa Agreement”) related to services that were rendered to us regarding the Del Mar ATA, and other services to be rendered.  The end result of the Del Mar ATA and the advances was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBs” before the original due date of December 31, 2013 (which was subsequently extended to September 30, 2014, with a new extension agreement currently in negotiation), having a combined face amount of $400,000,000 (with “Qualified NIBs” meaning that (i) the NIBs would have premium financing secured for up to five years; (ii) that any grouping of NIBs would have not less than 10 policies; (iii) that the average age of the insureds under the life insurance policies would be approximately 81 years; and (iv) that the NIBs would have mortality re-insurance coverage or MRI. All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to us as collateral under the Del Mar ATA to assure delivery of the Qualified NIBs are to be re-conveyed to Del Mar upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000.  In the event Del Mar is unable to provide the Qualified NIBs by the original date of December 31, 2013 (which was subsequently extended to September 30, 2014, with a new extension agreement currently in negotiation), we will have the option of foreclosing on and selling any of the collateral assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA. If the full balance of Qualified NIBs is provided by Del Mar, we will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. Promissory notes may be issued, pro rata, as Qualified NIBs are received. The promissory notes have no due date, but will be paid out of death benefits received, and incur interest of 4.0% per annum. Total interest and principal amounts are due upon maturity.  To date, we have received $90,600,000 in Qualified NIBs under the Del Mar ATA.  A complete description of the Del Mar ATA and the Europa Agreement, both as amended, is contained in our 8-KA-5 Current Report date June 7, 2014, which was filed with the SEC on July 10, 2014.  See Item 6.01 below.

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

We are in the process of determining whether extending the Del Mar ATA and the Europa Agreement delivery requirements of Qualified NIBs is in our best interest and if so, what the terms of any such extension should be, with a new extension agreement currently in negotiation. We will require additional equity to have sufficient liquidity to complete the balance of the $309,400,000 Qualified NIBs. The amount of the additional equity required is being evaluated and will be disclosed when determined. We are confident in our ability as an organization to complete the acquisition of the Qualified NIBs under the Del Mar ATA, as well as acquiring other NIBs moving forward, with or without the assistance of Del Mar or Europa.

(ii)

Certain founding shareholders of the Company owning approximately 32,727,000 shares of our common stock who executed and delivered Lock-Up/Leak-Out Agreements restricting the sale of their respective shares of common stock of the Company until on or about October 5, 2014, a date which was 18 months from the filing of our 8-K Current Report dated March 29, 2013, and filed with the SEC on April 5, 2013, regarding our acquisition by merger of ANEW LIFE, INC., a Utah corporation that became our wholly-owned subsidiary following such merger (“ANEW LIFE”), have executed and delivered Agreements that have extended the Lock-Up Period under these Lock-Up/Leak-Out Agreements for an additional year, to on or about October 5, 2015, and the Leak-Out Period in their initial Lock-Up/Leak-Out Agreements will now commence on the expiration of the new Lock-Up Period, or October 5, 2015.  These persons received their respective shares of common stock of the Company on the organization of ANEW LIFE and its subsequent merger into the Company on a share for share basis.  Certain other smaller founding shareholders or their transferees who collectively own approximately 225,000 shares of our common stock, each of whom owned less than 100,000 shares of our common stock, have also agreed to extend their respective Lock-Up Periods to October 5, 2015.  See Part II, Item 6.

(iii)

On December 5, 2014, we executed a binding Letter of Intent (“LOI”) to memorialize the intent of HFII to enter into an asset purchase agreement with us involving the issuance of 1,130,000 shares of our common stock in exchange for two portfolios of Qualified NIBs currently held by HFII in Hyperion Funds II plc. The life settlement policies underlying these Qualified NIBs have a combined face value at maturity of approximately $124,375,000.  In addition, the LOI states that the collateral will be released relating to the $2,999,000 in assets contained in the Amended and Restated Promissory Note held by us that was initially executed and delivered to Del Mar on November 5, 2013 (See Note 4 of our Condensed Consolidated Financial Statements above).  Also, the LOI outlines that up to 187,500 shares of our common stock anticipated to be issued in the proposed transaction will have a put right held by HFII that will require us to buy back the shares at $8 per share.   Finally, we loaned HFII $150,000 at December 31, 2014, to help facilitate the proposed transaction.  The loan will be paid out of the first proceeds generated by the exercise of the put options.  For additional information on the LOI, see our 8-K Current Report dated December 5, 2014, and filed with the SEC on December 8, 2014, which is referenced in Part II, Item 6, below.

The LOI contemplated a closing and share issuance by February 15, 2015, though no Asset Purchase Agreement has been executed by the parties.  It is anticipated that the transactions contemplated by the LOI will be extended.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

Exhibit Number	Description

10.1	Form of Lock-Up/Leak-Out Agreement*
10.2	Form of Extension Agreement to Lock-Up/Leak-Out Agreement**
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and acting CFO.

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

*Filed as Exhibit 10.7 to our Current Report on Form 8-K dated March 29, 2013, and filed with the SEC on April 5, 2013.

**Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and filed with the SEC on November 11, 2014.

Documents Incorporated by Reference

8-K Current Report dated December 5, 2014, and filed with the SEC on December 8, 2014, regarding our LOI with HFII.

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

Sundance Strategies, Inc.

Date:	February 17, 2015	By:	/s/Randall F. Pearson
Randall F. Pearson, President, CEO and Acting CFO