Form 10-K
period 2015-03-31
Sundance Strategies, Inc.
filed 2015-06-15
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2015

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

Large accelerated filer [ ]	Accelerated filed [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

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

The aggregate market value of the voting and non-voting common stock of the Registrant owned by non-affiliate holders was approximately $89,225,317, based on 11,896,709 shares being held by non-affiliates and the closing bid price for the Registrant’s common stock on the OTCQB as of September 30, 2014, or the end of the Registrant’s second fiscal quarter, being $7.50 per share, though there was a “limited trading market” for such shares on that date.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of June 11, 2015, the Registrant had 44,222,191 shares of common stock outstanding.

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

References

In this Annual Report, references to “Sundance,” the “Company,” “we,” “us,” “our” and words of similar import refer to Sundance Strategies, Inc., a Nevada corporation and its wholly-owned subsidiary, ANEW LIFE, INC., a Utah corporation (“ANEW LIFE”), unless the context requires otherwise.

For clarity and reference to those parties with whom we have conducted our primary business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, we provide the following additional references, in which neither the Company nor any “affiliate” of the Company has any direct or beneficial ownership interest:

References to “Del Mar” or “Del Mar Financial” and the “Del Mar ATA” refer, respectively, to Del Mar Financial, S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg, and the Del Mar Asset Transfer Agreement executed and delivered by us and Del Mar on June 7, 2013, as amended, under which we acquired an interest in certain net insurance benefits (“NIBs” or “Qualified NIBs” [as defined below]).

References to “PCH” or “PCH Financial” and the “PCH Transfer Agreement” refer, respectively, to PCH Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg, and the PCH Transfer Agreement executed and delivered by us and PCH on March 11, 2013, under which we also acquired an interest in certain NIBs.

References to “HFII” and the “HFII Asset Transfer Agreement” refer, respectively, to HFII Assets Solutions, LLC, a Delaware limited liability company, and the HFII Asset Transfer Agreement executed and delivered by us and HFII, and amended, respectively, on March 2, 2015, and March 31, 2015, and under which we also acquired an interest in certain NIBs.

References to “Europa” or “ESA” refer to Europa Settlement Advisors, Ltd., a corporation organized under the laws of the Republic of The Marshall Islands, and our consultant regarding our purchase of certain NIBs under a Structuring and Consulting Agreement (the “Europa Agreement”) executed and delivered by us and Europa on June 7, 2013, as amended.

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

Business Development

The following business developments have been reported in our reports filed with the SEC, which are referenced in Part IV, Item 15, of this Annual Report:

Business Developments subsequent to the Fiscal Year Ended March 31, 2015

-

We signed an amendment to the Del Mar ATA and the Europa Agreement to extend the deadline until August 31, 2015.  The extension is intended to give us time to work towards a settlement agreement with Del Mar, as it appears unlikely that Del Mar will be able to fulfill their obligation to deliver the remaining $309,400,000 in Qualified NIBs.  During this extension period we will work toward a dissolution and resolution of the Del Mar ATA.(April 30 2015)

-

We issued the 1,130,000 shares of our common stock to HFII, in accordance with the HFII Asset Purchase Agreement, which included the 187,500 common shares that were part of the First Put Option thereunder (as defined below). (June 9, 2015)

-

We advanced $375,000 to HFII on April 2, 2015, relating to the First Put Option under the HFII Asset Transfer Agreement payment and paid the remaining $375,000 amount due under the First Put Option payment on June 9, 2015.  As a result, 93,750 common shares associated with the First Put Option were reacquired by us.  We were to have had until October 31, 2015 (the due date of the Second Put Option associated with 93,750 shares of our common stock, and was subsequently extended to September 30, 2016), to pay any balance due on the Amended and Restated Promissory Note (as defined below), after deduction of all payments made by us under the HFII Asset Purchase Agreement, together with such additional costs and expenses as we and HFII may agree. (April 2, 2015, and June 9, 2015, respectively)

-

We entered into an 8% Convertible Debenture Agreement that allows us to borrow up to $3,000,000 through September 30, 2016, at which time principal and interest is due in full. During the term of the debenture, the holder can elect to convert the outstanding principal and accrued interest to shares of our common stock, comprised of “restricted securities” as defined in SEC Rule 144.  The number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received.  During June 2015, we drew $700,000 under the Debenture Agreement. (June 2, 2015)

-

We entered into a line-of-credit agreement with a related party that allows for borrowings of up to $600,000 through September 30, 2016, at which time principal and interest is due in full.  In addition, this same related party extended the due date of the $1,500,000 note-payable related party outstanding at March 31, 2015, to September 30, 2016. (June 12, 2015)

Business Developments during the Fiscal Year Ended March 31, 2015

-

We approved an increase in the monthly salary of our Chief Operating Officer, Matthew G. Pearson, to $17,500 or $210,000 annually, beginning in April, 2014, along with a $2,500 bonus.  A further increase in Mr. Pearson’s salary to $258,000 will coincide with our receipt of additional funding. (April 23, 2014)

-

We further amended our Del Mar ATA and our Europa Agreement to update our disclosure about: (i) our acquisition of the Buyback Rights (as defined below) to our Amended and Restated Promissory Note that was initially issued to PCH Financial in the amount of $2,999,999 (formerly, the “Secured Promissory Note”) and the reduction of its principal amount to $1,500,000; (ii) the receipt of our payment of our promissory note receivable due from Del Mar Financial in the amount of $650,000 and our payment of the $100,000 balance of the $425,000 due to Europa from these proceeds; and (iii) the status of our collateral, plans and potential expectation of receipt of the remaining Qualified NIBs from Del Mar Financial under the Del Mar ATA.  As the Secured Promissory Note was considered collateral for the obligations of Del Mar under the Del Mar ATA, the assignment of the Amended and Restated Promissory Note and our acquisition of the Buyback Rights amounted to a release of this collateral under the Del Mar ATA.  (May 8, 2014)

-

We also amended the Del Mar ATA and the Europa Agreement: (i) to allow Del Mar Financial until September 30, 2014, to deliver the remaining $309.4 million in Qualified NIBs due to us under the Del Mar ATA; and (ii) to confirm our ownership of the Buyback Rights with respect to the Amended and Restated Promissory Note for $1,000,000, together with an additional 2% for each month (whole or partial) that had elapsed from the time of the assignment (November 5, 2014) of such Amended and Restated Promissory Note by Del Mar Financial to a third party, subject to a minimum Buyback Price of $1,120,000.  (July 10, 2014)

-

We also further announced that our total proceeds received under our private placement was $11,792,500. (July 10, 2014)

-

We sent a letter to our shareholders that updated our business development progress.  (July 21, 2014)

-

We extended our Lock-Up/Leak-Out Agreements with certain of our founding shareholders and others, collectively owning approximately 32,952,000 shares of our common stock, from October 5, 2014, to October 5, 2015.  (October 14, 2014)

-

We entered into a binding Letter of Intent (“LOI”) with HFII, whereby we agreed to exchange the balance due under our Amended and Restated Promissory Note to Hyperion Life Fund II-A (“Hyperion”) for equity and to purchase and HFII agreed to sell four portfolios of life insurance policies with a face value of approximately $124,375,000 and which policies met our investment criteria, having already been processed into our NIBs structure of premium financing, mortality re-insurance (“MRI”), the number of policies desired in the portfolios and with an acceptable average age range of the insureds, among other factors. The NIB is the amount remaining after payment of the face amount when a policy matures, less the total of premium payments, financing costs, MRI costs and all other expenses.  (December 5, 2014)

-

Our Amended and Restated Promissory Note that was subsequently acquired by Del Mar, was included in the assets to be acquired by us under the HFII Asset Transfer Agreement (as explained above).  The due date of the Amended and Restated Promissory Note had been extended from December 31, 2014, to April 11, 2015, when it was amended. The Amended and Restated Promissory Note was assigned by Del Mar to Hyperion  on November 5, 2013, subject to a one year Buyback Option at $1,000,000, plus two percent of the principal per month (not however, to be for less than the sum of $1,120,000 [the “Minimum Buyback Price”]); and the Buyback Option was assigned to us on the same date, subject to reassignment to Del Mar if it delivered $400,000,000 in Qualified NIBs to us by April 1, 2014, under the Del Mar ATA.  We have only received $90,600,000 in Qualified NIBs under the Del Mar ATA, and accordingly, we became the owner of the Buyback Option regarding our Amended and Restated Promissory Note, effective April 1, 2014; the Buyback Option expired on November 5, 2014.  (December 5, 2014)

-

Kraig T. Higginson was appointed to our Board of Directors and as Chairman.  (January 12, 2015)

-

We announced that we are in the process of determining whether to extend the Del Mar ATA and the Europa Agreement delivery requirements of Qualified NIBs is in our best interest, and advising that we believed any extension would require us to advance Del Mar additional funds to complete the delivery of the balance of the $309,400,000 Qualified NIBs under the Del Mar ATA, as well as acquiring other NIBs moving forward, with or without the assistance of Del Mar or Europa.  (See “Business Developments Subsequent to Year Ended March 31, 2015” for extension of the Del Mar ATA”) (February 17, 2015)

-

We executed and delivered the HFII Asset Transfer Agreement on March 2, 2015, and as amended on March 31, 2015, under which we agreed to acquire, and HFII agreed to sell, certain NIBs and exchanged certain debt for equity as outlined in the LOI of December 5, 2014, referenced above, in consideration of our agreement to issue HFII 1,130,000 shares of our common stock, with such shares being subject to a 12 month Lock-Up Agreement and with 187,500 of the shares containing a redemption feature (the First and Second Put Options) that may require the Company to buy back the shares for $8 per share on the option of the holder.  Under the HFII Asset Transfer Agreement, we granted HFII a Put Option to put to us 187,500 of our shares that we agreed to issue to HFII, at a purchase price of $8.00 per share or an aggregate total of $1,500,000, in two puts: (i) 93,750 shares for $8.00 per share or a total of $750,000 (the “First Put Option”), which amount has been paid by us as indicated above and (ii) 93,750 shares on October 31, 2015, for $8.00 per share or a total of $750,000 (the “Second Put Option”).  If the holder elects to exercise the second redemption agreement relating to the remaining 93,750 shares and if we do not have the liquidity to pay the Second Put Option, the Clawback Rights of HFII provide that the Asset Purchase Agreement shall be terminated; we shall return all of HFII’s assets; HFII shall repay the Consideration and any other costs and expenses paid by us in connection with its assets (including, but not limited to any Put Option payments made); and HFII shall offset amounts owed by us under the Amended and Restated Promissory Note by such Consideration any Put Option payments made; and any other costs and expenses paid by us in connection with HFII’s assets, which additional costs and expenses shall be agreed upon by us and HFII in one or more separate writings. We have a 45 day Cure Period on the Second Put Option.  (March 2, 2015, and as amended on March 31, 2015)

Description of Our Business

We are in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts, often referred to as the “life settlements market.”  These interests are acquired in the secondary market, and we have no relationships with the insured or the insured’s insurance company. It is our intent to acquire interests in life settlements in which the insured is 75 years or older.  We established initial guidelines for purchasing such interests in early February, 2013, prior to our first acquisition of any such interests, which included: (a) all interests relate to universal life insurance policies; (b) all policies have qualified for financing that will cover at least four years of premiums following the date we acquire our interest in any policies; (c) all policies have qualified for mortality re-insurance (“MRI” [as defined below]); and (d) based upon the life expectancy reports from at least two industry respected life expectancy companies, upon the death of the underlying insured, the projected proceeds, payable on each life insurance policy, will exceed the cost and other amounts required to repay all creditors secured by such life insurance policy. Until such time as we have hired an in-house pricing and analytics team, we rely on a combination of (a) the servicing and policy approval processes of the financing entities and MRI Provider (as defined below); (b) the services and diligence conducted by the policy service provider, which is NorthStar Life Services, LLC, of Irvine, California, in our initial and subsequent purchases of life insurance based products ([“Servicer”], as discussed in more detail below), on behalf of the financing entities, the MRI Provider or Sundance; (c) the legal review by our general counsel, though this review was limited to non-insurance contractual issues related to the acquisition of our initial purchase of life insurance based products; (d) the due diligence of the parties from whom we acquire these interests; and (e) ESA, our structuring consultant, which is discussed below under the heading  “Dependence on One or a Few Major Providers.”  Our objective is to acquire interests in life insurance policies and products that will produce returns in excess of the costs to purchase, finance, service and insure those policies to their maturity.  While we intend to hold a variety of life insurance based products, we will be primarily focused on purchasing net insurance benefits comprising the net beneficial ownership of such life insurance policies or “NIBs,” as described below.  It is our intention to hold these life insurance policies and products to maturity.

We currently own one life insurance product, comprising 100% of the net beneficial ownership interest in 10 portfolios of life insurance policies, which are discussed below under the heading “Current NIBs Contracts.”  When policy payments are received at maturity, the funds will be used to pay any (1) outstanding Senior Loans associated with each policy; (2) repayments under the MRI, if any; and (3) costs and expenses, before we will receive any payment on our NIBs.  The net insurance benefits will be paid to the policy owner, which will retain a small percentage of the death benefits when a policy matures. The policy owner will pay such net insurance benefits to the Company, which, in accordance with the NIBs agreements, is paid to the policy owner from an escrow by a U.S. bank intermediary, leaving only a small fraction of such benefits with the policy owner, amounting to about 1% of the net proceeds.  Upon a death, the mortality re-insurance company is only involved with the registered owner/beneficiary of the policy. The U.S. bank is the intermediary for the registered owner/beneficiary of the policy under the NIBs agreements, and on the death of an insured, the mortality re-insurance company pays the U.S. bank intermediary. Because we receive the majority of the net insurance benefits, we refer to the Company’s NIBs as representing the net beneficial ownership of the life insurance policies (i.e. substantially all of the beneficial interest in these life insurance policies will be paid to us after the repayment of all outstanding obligations).

NIBs represent an indirect or the beneficial ownership interest in a portfolio of individual universal life policies (the “Policies”), and with respect to these Policies, the net interest in the related death benefits payable on the Policies after the repayment of debt and other costs associated with the Policies.  References to “Qualified NIBs” we have acquired and may acquire under the Del Mar ATA and HFII Asset Transfer Agreement are essentially interchangeable with other references to NIBs in this Annual Report, meaning “net insurance benefits”; however, under the Del Mar ATA that is discussed and referenced in this Annual Report under the headings “Business Development,” above, “Current NIBs Contracts,” below, the NIBs that we acquired were required to be refinanced and to meet certain other criteria prior to our acceptance of them, and hence, those NIBs were deemed not to be “Qualified NIBs” for the purpose of delivery by Del Mar Financial and acceptance by us under the Del Mar ATA until those criteria have been met.

The NIBs are issued by one or more entities, each of which is organized as a Luxembourg société à responsabilité limitée (S.a.r.l.).  A Luxembourg S.a.r.l. is a business entity formed under Luxembourg law that operates in a way similar to a limited liability partnership in the United States in terms of ownership and management, but is subject to entity taxation (i.e. profits are not taxed at the level of the partners) (the “Lux Sarls”).  It is our understanding that the Lux Sarls directly or indirectly own the general and limited partnership interests in one or more entities organized as limited partnerships in a state of the United States, which are the policy holders or policy owners (respectively, the “Policy Holder” or the “Policy Owner”).  We are not presently party to any of the contracts between the Lux Sarls or their related parties or subsidiaries, nor any of their contracts with the Senior Lender or the MRI Provider, regarding the structuring or creation of the NIBs or otherwise.  While we are not involved during the policy acquisition stage or in securing the Senior Loan or MRI, we believe the Lux Sarls, once the Policies to be acquired have been identified for acquisition through the general and limited partnerships that they own, negotiate and complete the Senior Loan, the acquisition of the Policies and the mortality re-insurance coverage, simultaneously. To date, we have only purchased NIBs from Del Mar Financial, under the Del Mar ATA, and PCH Financial and HFII, respectively, under the PCH Transfer Agreement and the HFII Asset Transfer Agreement, and which we believe are the only current sellers of NIBs. We intend that in the future, subject to available financing and MRI coverage, that we will be directly involved in the creation of NIBs for our ownership.

Through the NIBs structure, the risks associated with the uncertain timing of the maturity of the Policies  is reduced by financing ongoing premiums for the Policies (the “Senior Loans”) and purchasing mortality re-insurance coverage or MRI to insure against the risk that the Policies do not mature on death according to applicable life expectancies. Payments are made under the MRI in the event that the underlying insureds outlive their projected life expectancies. These payments provide liquidity to keep the loans in good standing and the premiums paid. See the heading “Summary of Mortality Re-Insurance Policy (“MRI”)” below.  Through the Senior Loans generated by the Lux Sarls or their related and other parties, we believe we are able to leverage our investment and purchase NIBs involving a much larger underlying pool of Policies.  As with any asset class, the use of leverage allows for a larger pool of ownership because there is more capital available for acquisitions.  Leverage also creates additional costs, particularly related to interest accrual.  In the case of mortality based investments, the more lives underlying the investment, the more reliable the use of actuarial tables become.  Thus, the use of leverage is of particular importance in the purchase of mortality based investments because the larger the portfolio, the more stable the actuarial predictions will become. Through the MRI, we are able to reduce the risks associated with lengthening life expectancies, though our portfolios have a significantly smaller number of Policies than are used in determining life expectancies and other contingencies in life insurance actuarial tables.

The Senior Loans on our existing NIBs acquired from PCH Financial, Del Mar Financial and HFII were negotiated by others prior to our purchase of these NIBs through a European financial institution (the “Senior Lender”), which is a member of the Federal Association of German Banks; that it has been granted a license in accordance with the German Banking Act; and that it is registered and supervised by the German Federal Financial Supervisory Authority.  The Qualified NIBs we have received to date under the Del Mar ATA were negotiated in the same or a similar manner following the effective date of the Del Mar ATA in June 2013.  We believe each of the Lux Sarls (the “Borrowers”) has, directly or indirectly, through subsidiaries or contracts like those under which we have acquired our NIBs, with Policy Holders or others with interests in life settlements, entered into certain loan agreements related to the Senior Loans with the Senior Lender (the “Loan Facility”), of a certain maximum amount (the “Maximum Facility Amount”), the proceeds of which have been used or may be used to acquire the Policies in whole or in part, pay premiums on the Policies and to pay the servicing fees and other costs and expenses relating to the Policies or the structure used to hold the Policies (collectively, the “Fees”).  The Policies related to the existing NIBs are pledged as collateral for the Senior Loans (the “Collateral”).  Any amounts due and payable to the Senior Lender pursuant to the Senior Loans shall be senior to payments on the NIBs and shall accrue interest at the rate of approximately 4.5% to 8.00% per annum and be compounded quarterly.  Some of the existing Senior Loans are anticipated to be restructured with longer terms (the “Restructured Loans”), and in the case of such Restructured Loans or any new loans, the Senior Lender may be entitled to origination fees or other additional costs, which amounts may or may not be included in the Senior Loans. The Senior Lender will have a senior lien on all partnership interests in the Policy Holders.  After an event of default under the Loan Facility, the Senior Lender will have the right to exercise remedies with respect to such partnership interests, including disposition thereof, and will be entitled to receive proceeds of any such disposition to the extent of the obligations outstanding under the Senior Loans prior to any such proceeds from the Policies being available to the Lux Sarls, the Policy Holders and the MRI, or us, under our NIBs.

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

We currently own NIBs with life insurance policies in 10 portfolios, with an aggregate face amount of $341,196,882 (including NIBs acquired from PCH Financial and HFII, and Qualified NIBs acquired from Del Mar Financial), with individual insureds spread over 61 underlying life insurance policies. There are only 60 individual insureds in these life insurance policies, which increases our risk that our actual yield may be less than expected as our portfolios may not be sufficiently diversified.  See Part I, Item 1A. Risk Factors, below.

We may also be interested in owning Policies directly and purchasing MRI coverage for such Policies, without any Senior Loan, or providing financing in certain cases where we would act as the Senior Lender, subject to available cash resources or credit.  We may also enter into purchases of interests in Policies in partnership with other parties, particularly in cases with significant death benefits where the costs are higher.  However, we do not intend to spend significant time on these ancillary products until our NIBs portfolio has underlying Policies with a combined face amount in excess of $500 million, as opposed to the net insurance benefit or NIBs, which is the amount estimated to be paid after deduction of premiums payable under the Policies, along with other costs and expenses and repayments under the MRI, if any, and including any amounts payable on Policies with a return of premium provision.  For an estimate of the amounts we anticipate receiving on our NIBs over the next 15 years, see the heading “Plan of Operation” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 5, below.  We will not receive the face amount of the Policies, but only the net insurance benefit.

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

The following chart summarizes the structure of our operations that is discussed above, and does not take into account our future goal to be directly involved in the creation of NIBs for our ownership.  We are not party to any of the current contracts between the Lux Sarls or their related parties or subsidiaries (indicated below as “Limited Partnerships), nor any of their contracts with the Senior Lender or the MRI Provider, regarding the structuring or creation of the NIBs or otherwise.

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

Lender	German Financial Institution
Borrowers	Borrower and/or its Luxembourg S.a.r.l. subsidiary
Credit Facility	Lender will advance funds, no more frequently than once per month, to Borrower for “Permitted Purposes.”
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

Current NIBs Contracts

The following tables contain information about the NIBs or Qualified NIBs, as of the date of their respective acquisitions, or March 11, 2013, January 14, 2014, and March 2, 2015, respectively: face amount; policy type; gender of the insured; current age of the insured; life expectancy of the insured; life insurance carrier; and current carrier S&P rating. The average annual cost of premiums are excluded because the premium costs vary (sometimes greatly) from year to year; typically, the premiums increase as the underlying insured individuals age; neither an average premium cost nor an estimated per Policy premium cost would give an accurate or reliable estimate of the yearly costs.  The actual estimated premiums for the next five years are provided below.  We will not receive the face amount of the Policies, but only the net insurance benefit.  See the heading “Plan of Operation” of the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 5, below.

NIBs Acquired from PCH Financial

	Face Amount	Policy Type	Gender	Current Age[1]	Life Expectancy[2]	Months Elapsed since latest LE3	Carrier	Carrier Rating
								S&P
1	$5,000,000	Universal Life	Male	85	91 mos.	36.2 mos.	American General	A+
2	$1,000,000	Universal Life	Male	87	70 mos.	35.4 mos.	AXA	AA-
3	$8,000,000	Universal Life	Male	85	93 mos.	41.4 mos.	Lincoln	AA-
4	$3,000,000	Universal Life	Male	79	134 mos.	42.9 mos.	Jefferson Pilot	AA-
5	$10,000,000	Universal Life	Male	85	85 mos.	37.6 mos.	New York Life	AA+
6	$5,000,000	Universal Life	Male	87	77 mos.	34.5 mos.	Jefferson Pilot	AA-
7	$8,000,000	Universal Life	Female	85	116 mos.	44.2 mos.	John Hancock	O
8	$2,500,000	Universal Life	Male	82	104 mos.	37.5 mos.	Lincoln	AA-
9	$10,000,000	Universal Life	Male	89	52 mos.	34.9 mos.	American General	A+
10	$4,000,000	Universal Life	Male	88	81 mos.	34.7 mos.	Lincoln	AA-
11	$5,000,000	Universal Life	Male	81	138 mos.	37.9 mos.	John Hancock	O
12	$5,000,000	Universal Life	Male	83	131 mos.	41.5 mos.	Lincoln	AA-
13	$10,000,000	Universal Life	Male	78	139 mos.	37.8 mos.	Lincoln	AA-
14	$10,000,000	Universal Life	Male	79	137 mos.	36 mos.	ReliaStar	A
15	$10,000,000	Universal Life	Male	82	148 mos.	41.1 mos.	AXA	AA-
16	$3,000,000	Universal Life	Male	77	138 mos.	35.1 mos.	Protective	AA-
17	$1,000,000	Universal Life	Male	83	122 mos.	42.8 mos.	LBL	A+
18	$1,600,000	Universal Life	Male	80	151 mos.	34.7 mos.	Transamerica	AA-
19	$11,535,434	Universal Life	Male	79	153 mos.	37.4 mos.	New York Life	AA+
20	$10,000,000	Universal Life	Female	84	140 mos.	38 mos.	AXA	AA-
21	$3,000,000	Universal Life	Male	74	164 mos.	38.5 mos.	AXA	AA-
22	$3,000,000	Universal Life	Male	78	147 mos.	36.2 mos.	LBL	A+
	$129,635,434

On March 11, 2013, pursuant to the PCH Transfer Agreement between PCH Financial and ANEW LIFE, our wholly-owned subsidiary, we acquired NIBs related Policies with an aggregate original face amount equal to $129,038,933, for cash and Promissory notes totaling $5,999,000, $3,000,000 of which was paid in cash and $2,999,000 of which was paid by the issuance of a Secured Promissory Note. Also see the heading “Business Developments During the Fiscal Year Ended March 31, 2015” and “Business Developments Subsequent to the Fiscal Year Ended March 31, 2015” above regarding the current status of what was formerly the “Secured Promissory Note” and is now the Amended and Restated Promissory Note, with a current principal balance of $1,493,255, and due and payable on October 31, 2015, with a 45 day Cure Period.

__________________

1 Age at nearest birthday (as of March 31, 2015)

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

3 The months elapsed since latest LE represents the difference between March 31, 2015 and the blended LE report date divided by 30.5 days to arrive at a number expressed in months.

Although paid by the Policy Holder, the estimated premiums to be paid on the underlying policies for each of the five succeeding fiscal years to keep the Policies in force as of March 31, 2015, are as follows:

Year	Premiums	Expenses + Interest	Total
Year 1	$4,581,600	$3,735,396	$8,316,996
Year 2	4,192,662	3,083,919	7,276,581
Year 3	3,631,218	2,821,920	6,453,138
Year 4	4,193,023	3,068,422	7,261,445
Year 5	3,452,998	1,766,955	5,219,953
Thereafter	13,970,564	8,411,815	22,382,379
Total	$34,022,065	$22,888,427	$56,910,492

These premiums will reduce the net insurance benefits payable under the Policies, along with other costs and expenses and repayments under the MRI, if any, as outlined above.  Certain policies contain a return of premium provision, which will increase the net insured benefit as premium payments are made.

Since the execution and delivery of the PCH Transfer Agreement, the Secured Promissory Note was: (i) acquired by us under the Del Mar ATA, subject to pledge to secure our non-cash obligations under the Del Mar ATA in the event we received and accepted $400 million in Qualified NIBs from Del Mar under the Del Mar ATA; (ii) we signed an Amended and Restated Promissory Note effective November 5, 2013, with a provision that would reduce the principal from $2,999,999 to $1,500,000, and assigned the Amended and Restated Promissory Note to Del Mar;  and (iii) we acquired the Buyback Rights to re-acquire such Amended and Restated Promissory Note for $1,000,000 plus an additional 2% for each month (whole or partial) that elapsed from the time of the assignment of such Amended and Restated Promissory Note by Del Mar to a third party, subject to a minimum Buyback Price of $1,120,000, which Buyback Rights became ours by reason of Del Mar’s failure to deliver the $400 million in Qualified NIBs to us by the date of our first extension to them of such obligation, or by April 1, 2014. However, these Buyback Rights expired on November 5, 2014.  Also, see the headings “Business Development,” above, and “Qualified NIBs acquired under the Del Mar ATA,” below.

Qualified NIBs acquired under the Del Mar ATA

	Face Amount	Policy Type	Gender	Current Age[1]	Life Expectancy[2]	Months Elapsed since latest LE3	Carrier	Carrier Rating S&P
1	$4,000,000	Universal Life	Male	85	65 mos.	22 mos.	Hancock	AA-
2	$10,000,000	Universal Life	Male	81	153 mos.	23 mos.	Lincoln	AA-
3	$10,000,000	Universal Life	Female	84	144 mos.	22.7 mos.	Natl. Western	A
4	$4,000,000	Universal Life	Female	81	142 mos.	21.4 mos.	AXA	AA-
5	$10,000,000	Universal Life	Female	84	137 mos.	21.3 mos.	Sun Life	AA-
6	$10,000,000	Universal Life	Female	84	46 mos.	22.2 mos.	ReliaStar	A
7	$9,600,000	Universal Life	Female	84	125 mos.	22.6 mos.	Lincoln	AA-
8	$5,000,000	Universal Life	Male	80	91 mos.	22.9 mos.	AXA	AA-
9	$10,000,000	Universal Life	Male	83	94 mos.	22.5 mos.	Beneficial Life	A
10	$10,000,000	Universal Life	Female	86	105 mos.	22.7 mos.	AXA	AA-
	$82,600,000

The following are the initial terms of the Del Mar ATA and the related Europa Agreement as amended:

Effective June 7, 2013, we entered into the Del Mar ATA, which involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest or NIBs in two portfolios of life insurance policies having a face amount of approximately $284,270,924, among other assets, and provided for the conversion of the NIBs into “Qualified NIBs” having a face amount of $400 million (See Note 6 to the Consolidated Financial Statements for requisites of “Qualified NIBs”).  The additional assets that were conveyed to us under the Del Mar ATA were further consideration to ensure that any cash advances required of us on the anticipated receipt of Qualified NIBs would be secured until such Qualified NIBs were received.  The purchase price of the assets was $20,000,000, $8,000,000 in cash and $12,000,000 represented by a promissory note or notes, to be executed and delivered on a pro rata portion of the $12,000,000, based upon the percentage of Qualified NIBs as provided.  In the event Del Mar Financial was unable to provide the Qualified NIBs by December 31, 2013, we would have the option of selling any of these additional assets acquired up to a liquidated damages settlement payment equal to 100% of any cash payments made by us under the Del Mar ATA.  These NIBs are collateral, with the other assets acquired, for the obligations of Del Mar under the Del Mar ATA.

We also entered into the Europa Agreement on June 7, 2013, in connection with the Del Mar ATA, whereby it was agreed that Europa would exclusively provide its NIBs related structuring and consulting services to us, with the understanding that we had no obligation to purchase any NIBs that Europa presented to us.  Europa received an initial cash advance of $340,000 for its services (the “Structuring Fee”) related to its structuring and consulting services regarding the Del Mar ATA.  Europa will also receive a Structuring Fee of 1% of the face amount of the life insurance policies underlying all NIBs introduced and acquired, payable as follows: 50% of the fee on the delivery of the NIBs; and the remaining 50% being payable on the conversion of the NIBs to Qualified NIBs as defined in the Del Mar ATA.  If all NIBs are “Qualified NIBs,” all fees will be due on closing.  Del Mar Financial and Europa subsequently agreed that the total cash payment due from us under the Del Mar ATA ($8,000,000 to Del Mar

__________________

1 Age at nearest birthday (as of March 31, 2015)

2 The LE input is the straight average of the AVS and 21st Services life expectancies available at the time of the purchase of the NIBs.  In purchasing, financing or insuring life insurance policies or NIBs, we may use alternate life expectancy companies or may use weighted averages of two or more life expectancy companies, depending on the facts and circumstances of the case and requirements of the various counterparties.  The life expectancy reports may have been updated since the time of purchase and are not reflected here.  The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with certainty.

3 The months elapsed since latest LE represents the difference between March 31, 2015 and the blended LE report date divided by 30.5 days to arrive at a number expressed in months.

Financial and $4,000,000 to Europa) would be reduced on a dollar for dollar basis for any cash payments or expenses paid by us in excess of $8,000,000 under the Del Mar ATA.  As of March 31, 2015, such cash payments and expenses were $9,032,386.

On November 14, 2013, we amended the Del Mar ATA and the Europa Agreement and other related agreements: (i) to reflect the dollar for dollar reduction in fees due to Del Mar Financial and Europa under the Del Mar ATA and the Europa Agreement to the extent that our cash payments and other expenses under the Del Mar ATA exceed $8,000,000 (ii); to announce a Collateral Release Agreement with PCH Financial, whereby PCH Financial released any lien it had on any assets we had purchased under the Del Mar ATA; (iii) set payment dates for certain payments due Europa under the Europa Agreement; (iv) to confirm that $8,241,319 had been expended by us in the Cash Payment and related expenses to that date; (v) to confirm that any excess of the Cash Payment and expenses that exceeds $12,000,000 shall be a liability of Del Mar due on demand; (vii) to confirm that liquidated damages under the Del Mar ATA were 100% or two times the cash payment and our expenses under the Del Mar ATA; (viii) to confirm payment to Michael Brown of $25,000 as a consultant under the Europa Agreement and that such payment was part of our expenses for all purposes under the Del Mar ATA; (ix)  and to announce the execution and delivery of the Amended and Restated Promissory Note, the reduction of its principal to $1,500,000, its assignment to Del Mar and Del Mar’s assignment to a third party; and our Buyback Rights with respect to the Amended and Restated Promissory Note, which have expired, and all of which is discussed above under the heading “Business Developments During the Fiscal Year Ended March 31, 2015.”

To date, we have received $90.6 million in Qualified NIBs and we have extended the due date of the delivery of the remaining Qualified NIBs until August 31, 2015. However, it appears unlikely that Del Mar will be able to deliver the remaining Qualified NIBs as discussed above under the heading “Business Developments Subsequent to the Fiscal Year Ended March 31, 2015.”  Although paid by the Policy Holder, the estimated premiums to be paid on the underlying policies for each of the five succeeding fiscal years to keep the Policies in force as of March 31, 2015, are as follows:

Year	Premiums	Expenses + Interest	Total
Year 1	$2,501,817	$1,603,673	$4,105,490
Year 2	2,683,642	1,651,951	4,335,593
Year 3	2,739,232	1,646,197	4,385,429
Year 4	2,851,673	1,402,523	4,254,196
Year 5	2,607,937	1,317,230	3,925,167
Thereafter	12,410,787	4,510,811	16,921,598
Total	$25,795,088	$12,132,385	$37,927,473

Qualified NIBs acquired under the HFII Asset Transfer Agreement

	Face Amount	Policy Type	Gender	Current Age[1]	Life Expectancy[2]	Months Elapsed since latest LE3	Carrier	Carrier Rating S&P
1	$2,500,000	Universal Life	Male	85	107 mos.	40.6 mos.	National Western	A
2	$1,500,000	Universal Life	Male	81	97 mos.	42.4 mos.	Hancock	AA-
3	$5,000,000	Universal Life	Male	84	110 mos.	41.6 mos.	West Coast	AA-
4	$5,000,000	Universal Life	Male	84	109 mos.	41.8 mos.	Lincoln Benefit Life	A+
5	$5,000,000	Universal Life	Female	86	129 mos.	42.2 mos.	Columbus	AA+
6	$7,000,000	Universal Life	Male	80	148 mos.	34.8 mos.	Lincoln	AA-
7	$5,000,000	Universal Life	Female	88	92 mos.	31.7 mos.	AXA	AA-
8	$4,000,000	Universal Life	Female	86	124 mos.	37 mos.	Security Life of Denver	A
9	$2,400,000	Universal Life	Male	82	134 mos.	41.6 mos.	Lincoln	AA-
10	$5,000,000	Universal Life	Male	88	80 mos.	33.5 mos.	AXA	AA-
11	$4,500,000	Universal Life	Male	84	81 mos.	34.5 mos.	Columbus	AA+
12	$3,000,000	Universal Life	Male	89	67 mos.	42.4 mos.	AXA	AA-
13	$2,000,000	Universal Life	Male	82	124 mos.	35.8 mos.	Hancock	AA-
14	$5,000,000	Universal Life	Female	85	116 mos.	41.3 mos.	Security Life of Denver	A
15	$2,000,000	Universal Life	Male	79	130 mos.	41.4 mos.	Security Life of Denver	A
16	$5,000,000	Universal Life	Male	85	111 mos.	36 mos.	Prudential	AA-
17	$1,500,000	Universal Life	Male	92	63 mos.	30.7 mos.	AXA	AA-
18	$1,500,000	Universal Life	Male	84	92 mos.	32.1 mos.	AXA	AA-
19	$7,000,000	Universal Life	Female	82	94 mos.	37.2 mos.	Jefferson Pilot	AA-
20	$10,000,000	Universal Life	Male	80	135 mos.	36.7 mos.	AXA	AA-
21	$1,500,000	Universal Life	Male	88	66 mos.	34.9 mos.	Protective	AA-
22	$2,000,000	Universal Life	Male	78	96 mos.	35.8 mos.	National Western	A
23	$10,000,000	Universal Life	Male	77	145 mos.	33.7 mos.	Hartford	A
24	$5,000,000	Universal Life	Male	77	152 mos.	34.5 mos.	AXA	AA-
25	$5,000,000	Universal Life	Male	77	152 mos.	34.5 mos.	AXA	AA-
26	$3,000,000	Universal Life	Female	84	119 months	34.2 mos.	ReliaStar	A
27	$10,000,000	Universal Life	Female	84	110 months	35.9 mos.	AXA	AA-
28	$3,000,000	Universal Life	Male	90	55 months	36.8 mos.	Hancock	AA-
29	$975,000	Universal Life	Male	93	53 months	27.6 mos.	Columbus	AA+
	$124,375,000

On December 5, 2014, we entered into a binding Letter of Intent with HFII, which resulted in our execution and delivery of an Asset Purchase Agreement on March 2, 2015, as amended on March 31, 2015, whereby we agreed to

__________________

1 Age at nearest birthday (as of March 31, 2015)

2 The LE input is the straight average of the AVS and 21st Services life expectancies available at the time of the purchase of the NIBs.  In purchasing, financing or insuring life insurance policies or NIBs, we may use alternate life expectancy companies or may use weighted averages of two or more life expectancy companies, depending on the facts and circumstances of the case and requirements of the various counterparties.  The life expectancy reports may have been updated since the time of purchase and are not reflected here.  The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with certainty.

3 The months elapsed since latest LE represents the difference between March 31, 2015 and the blended LE report date divided by 30.5 days to arrive at a number expressed in months.

purchase and HFII agreed to sell four portfolios of life insurance policies in the form of NIBs, with a face value of approximately $124,375,000 and which meet our investment criteria.

For additional information on the HFII Asset Transfer Agreement and the Amended and Restated Promissory Note, see the heading “Business Developments During the Fiscal Year Ended March 31, 2015,” and “Business Developments Subsequent to the Fiscal Year Ended March 31, 2015,” above.

Year	Premiums	Expenses + Interest	Total
Year 1	$4,654,300	$3,543,540	$8,197,840
Year 2	4,291,467	2,715,684	7,007,151
Year 3	4,624,064	3,586,905	8,210,969
Year 4	5,504,914	2,955,384	8,460,298
Year 5	5,716,779	3,051,706	8,768,485
Thereafter	19,632,960	17,840,201	37,473,161
Total	$44,424,484	$33,693,420	$78,117,904

Distribution Methods of the Products or Services

Presently, it is anticipated that all NIBs we acquire will be held until maturity.  Through the combination of the Senior Loans, MRI coverage and debt or equity financing by us, management believes we should be well positioned to hold the NIBs until maturity.  However, we will continuously analyze the Senior Loan amounts, MRI payments, NIBs and underlying Policies to determine, in conjunction with the Lux Sarls, whether any such assets should be liquidated. Further, in the event of any events of default under the Senior Loans or MRI’s, we plan to attempt, in conjunction with the Policy Holders and Lux Sarls, to sell the affected assets, in conjunction with the Lux Sarls, if necessary or advisable; absent that, we may lose our interest in the affected NIBs.  There is an active secondary market for Policies that we can access if it is determined that any of the Policies or NIBs should be liquidated.  However, prices in the secondary market are relatively volatile, and our goal is to avoid the early sale of NIBs or Policies so that we can realize maximum net amount on maturity of the Policies.  Through strategic alliances with well-known Policies’ servicers and market participants, we believe we have substantial lines of communications with the potential participants active in the life settlement secondary market; however, no assurance can be given that if we are required to sell any of our NIBs or other insurance related products prior to maturity, that we will be able to do so without incurring a loss.

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

NIB Secondary Market.  To date, we are only aware of three providers of NIBs, Del Mar Financial, PCH Financial and HFII, and we plan to attempt to find others and create additional relationships with any such NIBs providers.  We have also considered creating the NIBs internally to further reduce the cost of the NIBs; this process would require additional funding and various third party relationships similar to those described above, and no assurance can be given that we will have either the resources or that the required third party relationships will be available.  To create NIBs internally, we would have to purchase life settlement policies in the secondary market and attempt to obtain the necessary loans and MRI coverage and structure the transactions in a manner that would be as favorable as our present NIBs.  This process would require material research related to structuring and tax planning.  No assurance can be given that we could create our own NIBs.

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

It is our understanding that the Senior Lender is a member of the Federal Association of German Banks; has been granted a license in accordance with the German Banking Act; and is registered and supervised by the German Federal Supervisory Authority.  The Senior Lender is not rated.

MRI Market.  There are a limited number of MRI Providers.  While the MRI coverage is relatively expensive, management believes that Policies that are covered by MRI have less volatility, have lower liquidity issues and should be given higher values for purposes of financing and secondary market sales.

Sources and Availability of Policies and NIBs

Existing Policies and NIBs.  We are currently the owner of NIBs related to Policies with an aggregate face amount equal to $341,196,882, and we are in negotiations to purchase additional NIBs related Policies.  To date, we have received Qualified NIBs under the Del Mar ATA related to life insurance policies with a cumulative face amount of $90.6 million and we hold, as collateral, non-Qualified NIBs related to life insurance policies with a cumulative face amount of approximately $94 million. These $94 million of non-Qualified NIBs are divided between three portfolios of policies of face amounts that total approximately $94 million.  While the analysis is ongoing and a final determination has not yet been made, it appears that newly created Qualified NIBs from unrelated policy owners may be acquired at a lower cost than the conversion of some existing non-Qualified NIBs portfolios.  Management believes there is an adequate supply of life settlement insurance interests available for purchase through current contacts or the secondary market for life settlement insurance policies, though its ability to acquire further interests in NIBs will be subject to the availability of a Loan Facility, or self-financing, for which we presently do not have the available resources, and the MRI Provider, as to which no assurance can be given.  We will not receive the face amount of the Policies, but only the net insurance benefit.  See the heading “Plan of Operation” of the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 5, below.

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

Purchasing Analysis and Process.  We currently review NIBs and Policies from vendors of our NIBs, Europa and the secondary market.  We also work with licensed life settlement providers; however, we do not contact insured parties or consumers.  The Servicer has four roles (in timeline order): First, it provides advisory or pre-financing services to assist in the construction of portfolios that might ultimately be financed by the Senior Lender and covered by the MRI Provider.  These services are provided either directly to the initial NIBs owner (i.e., the Lux Sarls) or to prior policy holders or structuring consultants (i.e., like Del Mar Financial or PCH Financial).  Second, it provides policy due diligence services to the Senior Lender in connection with the loan underwriting process. Third, it provides ongoing policy servicing to the Policy Owner once the Policies are owned and the NIBs structure is in place.  Fourth, it provides assistance to initial NIB purchasers (such as PCH Financial, Del Mar Financial or other entities that acquire, market and sell the NIBs) or secondary NIB purchasers (such as Sundance), in their analysis and ongoing ownership of the NIBs. The Servicer does not provide advice regarding the economics or profitability of the NIBs.  Europa provides us with financial analysis of the NIBs as our structuring consultant.  We directly benefit from these services by our ownership of the NIBs, though we have no contractual arrangements with the Servicer.   We also rely on our general counsel for due diligence related to non-insurance contractual matters, and have relied on our general counsel for certain chain of title issues relating to the Policies since April 1, 2013.  As NIBs are submitted to us, the Servicer or other servicing company will provide due diligence and valuation summaries.  These summaries will then be reviewed by our general counsel and management team.  We will perform a review of the Policies and NIBs, including a detailed review of the financing and MRI coverage, and, if our criteria are met, we will purchase the NIBs, subject to having available resources.  Our general counsel was formerly general counsel to our current Servicer and has 10 years of experience in providing due diligence services and financing review for life insurance policies.  See the heading “Significant Employees” of the caption “Directors and Executive Officers” of this Item below.  We do not track concentrations of the same pre-existing medical conditions among insured individuals.  While the policy servicer does have detailed health records related to the insureds under the Policies, they have not engaged in such a comparison to our knowledge because mos.t people in the 75 years of age and older category have multiple and ever changing health conditions.  Some have had conditions in the past that are no longer present and vice versa. Accordingly, it would be difficult to separate and track them in this manner.

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

Europa Agreement.  On March 14, 2013, we entered into a Structuring and Consulting Agreement with Europa, our structuring consultant to advise and assist us in the acquisition and structuring of NIBs and life insurance benefits and other products tied to life insurance policies on insured’s aged 75 or older.  Europa is engaged in the business of structuring pooled life insurance purchases, sales and financing in Luxembourg, Ireland and Germany The

Consulting Agreement may be terminated by either party at any time; requires each party to pay its own expenses; contains confidentiality provisions for the protection of the parties; and other customary provisions regarding due authorization, counterparts, governing law, the completeness of the agreement, amendments and severance.  A copy of the Europa Consulting Agreement was filed as an Exhibit to our Current Report dated March 29, 2013, which was filed with the SEC on July 12, 2013.  See Part IV, Item 15.  Also see the headings “Business Developments During the Fiscal Year Ended March 31, 2015” and “Business Developments Subsequent to the Fiscal Year Ended March 31, 2015” above regarding the current status of what was formerly the “Secured Promissory Note” and is now the Amended and Restated Promissory Note, with a current principal balance of $1,500,000, and due and payable on October 31, 2015, with a 45 day Cure Period.

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

Specifically, upon acquiring the NIBs, PCH Financial or Del Mar will provide a due diligence package that includes medical/underwriting files, policy analyses and chain of title information.  We will be relying on our consultant, Europa, to work with PCH or Del Mar to compile this information.  Our general counsel will review the chain of title information and the information related to policy origination.  This includes a review of the original applicant of each policy and relationship of such applicant to the insured.  We will then trace the ownership of the policy via change of ownership forms filed with the applicable insurance carrier from that original applicant to the current owner of the policy to ensure there are no breaks in the chain of title.  It should be noted that prior to our involvement, the policy files will have passed the due diligence requirements of the Senior Lender and the MRI Provider.  While we are not involved in these reviews and will perform our own separate review of the files, these reviews do provide some additional comfort.  Until we engaged in-house counsel, the due diligence conducted by our legal counsel consisted of non-insurance based due diligence and due diligence related to contractual issues only.

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

Accelerated Filer

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K.  We were a “smaller reporting company” until our determination that we have become an “accelerated filer,” which we made, based upon the market value of our common stock owned by our non-affiliate stockholders at September 30, 2014, or the end of our second fiscal quarter.  We will be required to indicate our status as an “accelerated filer” in our Quarterly Report for our quarter ended June 30, 2015, and provide appropriate information in that Quarterly Report as required of an “accelerated filer.”

Emerging Growth Company

We are also an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited consolidated financial statements for the previous three fiscal years in our Exchange Act filings.

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

Research and Development Costs during the Last Two Fiscal Years

We had no research and development costs during our last two fiscal years ended March 31, 2015, and 2014.

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

Risk Factors relating to Our Company

One member of our management has up to approximately six years (Matthew G. Pearson, our Chief Operating Officer) and our directors and President have at least approximately three years (Messrs. Randall F. Pearson, Kraig T. Higginson and Ty Mattingly) experience in our chosen industry of operations, and they rely on our general legal counsel and outside consultants and others in this industry to make informed business decisions; and potential conflicts of interest involving those parties who are relied upon could adversely affect the value of our life insurance products.

Members of our management have had a reasonable exposure to the life settlement industry.  They have and will continue to rely on consultants and servicers in this industry, along with our general legal counsel, in evaluating life insurance products for purchase.  Many of these consultants or servicers represent or provide services to others in this industry, and no assurance can be given that we, as a small competitor competing with larger competitors in this industry, will not be treated less favorably by these consultants than our competitors.  Even as management accumulates expertise in this industry, we will still being relying on the expertise of outside consultants for various factors, including valuation, life expectancies, actuarials and other matters specific to life insurance policies, most of which are outlined below under this caption under the heading “Risks related to Policies.”

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

Our projections are based on our ability to purchase NIBs related to Policies with combined face amounts in excess of $500,000,000 and at least 100 underlying insureds (we will not receive the face amount of the Policies, but only the net insurance benefit).  The more underlying insureds we have related to our NIBs, the more reliable the actuarial results will be.  We understand that rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability.  It will take years for us to reach such levels, if ever.  The relative low number of insureds makes our models and projections less reliable.  We currently own NIBs with life insurance policies in ten portfolios, with an aggregate original face amount of $341,196,882 (including NIBs acquired from PCH Financial, Qualified NIBs acquired from Del Mar Financial and Qualified NIBs acquired from HFII), with  individual insureds spread over 61 underlying life insurance policies. There are only 60 individual insureds in these life insurance policies, which increases our risk that our actual yield may be less than expected as our portfolios may not be sufficiently diversified.

Our portfolios contain a distinct number of lives. The risks associated with having fewer lives is that the overall performance of the portfolio can be unduly influenced by a relatively small number of “outliers” where the assets perform better or worse than expected. The purpose of obtaining mortality re-insurance protection coverage (“MRI”), which has the effect of accelerating cash flows in cases where the assets underperform, is to reduce the volatility normally associated with a portfolio with fewer lives.  In short, by the presence of MRI, a portfolio with fewer lives can perform in a manner consistent with a portfolio with a greater number of lives. As such the MRI itself mitigates the concentration risk within the Sundance Model. It should also be noted that each individual portfolio contains a minimum of ten lives that are financed as a group and not as individual policies.

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

The limited number of sellers of NIBs and similar life settlement products may have an adverse effect on our planned business model and may limit our ability to negotiate favorable prices in the acquisition of these life settlement interests.

To our knowledge, Del Mar Financial, PCH Financial and HFII, the three sellers from whom we have acquired all of our present interests in NIBs and similar life settlement products, are the only sources for these life settlement products.  Unless other sources become available or we are able to create our own NIBs, our ability to purchase the life settlement products desired under our business model may be limited, and our ability to seek competitive pricing will be limited.  These factors could have an adverse effect on our business, growth potential and our success.  We are currently seeking other sources of providers of these life settlement products.  Further, our business model includes acquiring life settlements directly and obtaining loans for premium payments and MRI or similar insurance arrangements to those associated with our NIBs, though no assurance can be given that we will be successful in these endeavors, or that the lack of competitors in providing NIBs and related life settlement products will not have an adverse effect on our business model and the quality and price of life settlement products we purchase.

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

There is currently believed to be only one or two current sources of financing for the Senior Loans, one of which is the European financial institution that has provided the Senior Loans for our present NIBs portfolio.  This European financial institution is unrated. The Senior Lender has confirmed that it is committed to the issuance of Senior Loans on life settlement products like NIBs, and we believe that it will have the capacity to meet our demands for financing related to NIBs we may desire to purchase from parties like PCH Financial, Del Mar Financial and HFII. We have no contractual or formal relationship with this institution; and we have no binding agreements or understandings pursuant to which this Senior Lender has agreed to finance other life settlement products for us.  Our inability to finance life settlement products in the future with the Senior Lender or through some other source, could have a substantial adverse impact on our business, and the fact that our Senior Lender is unrated, raises questions about the stability of the Senior Lender and our Senior Loans.  These factors can negatively affect the value of our NIBs portfolio and may make it difficult to use our present NIBs portfolio as a source of debt financing, if desired, and may also result in a decreased valuation in the event we are required to dispose of these assets.

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

98% of our total assets are interests in life settlement policies, resulting in a lack of diversification of assets that are subject to significant fluctuations in fair value.

Our currently owned NIBs comprise approximately 98% of our assets, resulting in no diversification of our risks of business.  Life settlement products like our NIBs and planned future purchases of life settlement products are subject to substantial fluctuations in value, primarily based upon matters that are not within our control, including financing costs, the solvency of our lenders and MRI Providers, the health and life expectancy of the insureds under our Policies and the costs of maintaining the Policies, along with continually updating information about the health of the insured.  This lack of diversification increases our risk of loss, and there can be no assurance the effect of any of these factors will not result in a substantial adverse impact on our business.

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

Inadequate funding will impede our planned purchase of NIBs and ability to continue as a going concern

We began purchasing the net insurance benefits in life insurance policies (“NIBs”) during our fiscal year ended March 31, 2013. This is not a market sector without competition, and at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry, and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in the NIBs or through debt or equity financing.   We expect to finance NIB purchases, as well as our operating working capital requirements, with proceeds from planned public and/or private offerings of its securities and debt financing. There can be no assurance that we will be successful in the anticipated equity and debt offerings or that we will be successful in raising additional capital in the future on terms acceptable to us, or at all.

The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. To continue as a going concern and in order to continue to purchase NIBs, we will need to complete planned securities and debt offerings or obtain alternative sources of financing. Absent additional financing, we will not have the resources to execute our business plan.

Risk Factors Related To Our Common Stock

There is a limited public market for our common stock, and any market that may develop could be volatile.

There is currently a limited public market for our common stock, and no assurance can be given that any established public market for our shares will commence, or if one does commence, that it will continue, in any respect.  Interest in our common stock may not lead to a liquid trading market, and the market price of our common stock may be volatile. The following may result in short-term or long-term negative pressure on the trading price of our shares, among other factors:

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting and regulatory requirements that are applicable to other public companies that are not an “emerging growth company.”  We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions.  If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.  See the heading “Emerging Growth Company” of Part I, Item 1, above.

Our Management and two stockholders own approximately 63% of our outstanding common stock and could elect all of our directors who in turn elect all of our officers.

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

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 43,185,941 shares of our common stock that are outstanding at March 31, 2015, 37,275,000 of such shares are subject to Lock-Up/Leak-Out Agreements, and no public resale of any of these securities can be made until on or after October 6, 2015 (the “Lock-Up Period”); thereafter, each of these stockholder’s common stock can be sold in an amount equal to 0.0025% (1/4%) of our outstanding securities  (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the next four successive quarterly periods following the Lock-Up Period; 0.005% (1/2%) of our outstanding securities during each of the next four successive quarterly periods; and 0.01% (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”).  Notwithstanding the foregoing, any stockholder subject to a Lock-Up/Leak-Out Agreement that owns less than 100,000 shares of common stock that are covered thereby, shall be allowed to sell such stockholder’s common stock following the Lock-Up Period.  Our remaining outstanding shares are mostly freely tradable under Rule 144, except for the 12 month Lock-Up Period beginning on March 2, 2015, respecting the remaining 1,036,250 shares of HFII following its exercise of its first Put Option to us (which first Put was exercised by HFII on June 9, 2015), and subject to limitations on the number of shares that can be sold quarterly by “affiliates” as defined under the Securities Act.  Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock.  See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Part II, Item 5, below.  Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

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

The legality and merit of “investor-initiated” or “stranger-originated” life insurance products have been questioned by members of the insurance industry, including by many life insurance companies and insurance regulators.  For example, the New York Department of Insurance issued a General Counsel’s opinion in 2005 concluding that a premium finance program that was coupled with the right of the policy owner to put the financed insurance policy to a third party violated New York’s insurable interest statute and may also constitute a violation of New York State’s prohibition against premium rebates/free insurance.  More recently, many states have enacted laws expressly defining and prohibiting stranger-originated life insurance (“STOLI”) practices, which in general involve the issuance of life insurance policies as part of or in connection with a practice or plan to initiate life insurance policies for the benefit of a third-party investor who, at the time of the policy issuance, lacks a valid insurable interest in the life of the insured.  Under these laws, certain premium finance loan structures are treated as life settlements and, accordingly, may not be entered into at the time of policy issuance and for a two or five year period thereafter, depending on the state.  Certain court decision issued over the past few years may also increase concerns with premium financed policies.  In one recent decision, the Delaware Supreme Court stated that that the key focus in insurable interest cases is who paid the premiums.  While the decision was not issued in connection with a premium financed policy, no assurance can be given that a court would not apply such reasoning to premium financed policies.  We cannot predict whether a state regulator, insurance carrier or other party will assert that any of the Policies should be treated as having been issued as part of a STOLI transaction or otherwise were issued in contravention of applicable insurable interest laws.  This risk is greater where the insured materially misstated his or her income and/or net worth in the life insurance application.  Recent decisions in Florida and Delaware have increased the risk that challenges to premium financed policies may be decided in favor of the issuing insurance company.  Moreover, because the Collateral consists of a portfolio of Policies that were originated in the same or a similar manner and in a limited number of states (generally, California and Wisconsin, although the insured may reside in other states), there is a heightened risk that an adverse court decision or other challenge or determination by a regulatory or other interested party with respect to a policy could have a material adverse effect with respect to a significant number of other Policies, including the rescission of Policies or the occurrence of other actions that prevent us from being entitled to receive or retain the death benefit under the related Policies upon the death of the related insured persons.  Concerns of such nature could also negatively affect the market value and/or liquidity of the Policies.

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

If interest rates increase, the value of the Policies is likely to decrease.  The market value of a policy is based, in large part, on the estimated discounted value of future cash flows from the policy, including death benefits, minus the estimated discounted value of future premiums due on, and other costs of maintenance of, the policy.  Also, if the interest rates used to determine the market value of a policy change, the present value of the policy may also change. Generally, if interest rates increase, the present value of a life insurance policy decreases.  If a policy holder is forced to sell a policy in a higher interest rate environment, the market price for the Policies may be less than the price at which such policy was acquired. In order to compensate for the possibility of increased interest rates in the future, our projections utilize an interest rate that is almost twice as much as the current interest rate.

Carrier and service partner credit risk can adversely affect our interest in our NIBs or other life settlements.

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

Another type of risk includes the financial strength, solvency and integrity of the various structures and service partners through which we own our beneficial interest in the cash flows of the net insurance benefits.  The various structures may be exposed to financial risk if the service partners do not properly manage the liquidity within the structures or if any of the service partners, who may have discretionary authority over the management of the structures, determine to unilaterally take action to the detriment of the ultimate beneficial interest holders like us. While liquidity and mismanagement risks always exists and are currently being assessed, we have not made any adjustments to our projections, but will do so when enough facts are known to make an informed and quantifiable adjustment.

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

ITEM 2:  PROPERTIES

Pursuant to a lease agreement, we currently occupy a suite of offices located at 4626 North 300 West, Suite 365, Provo, Utah  84604. The total lease expense is approximately $2,600 per month, payable in cash; and we also lease approximately 6,000 square feet of office space located at 20 Pacifica, Suite 1010, Irvine, California 92618, for $12,000, on a month to month basis, $6,000 of which is billed to Del Mar and Europa and is added to the Cash Payment and expenses due under the Del Mar ATA.  See Part I, Item 1.  The Provo, Utah, facilities are presently our principal executive offices and our current place of business; and the Irvine facilities are located near the Servicer of the Policies underlying our NIBs. The Servicer of the current portfolio of policies underlying the Company’s NIBs is based in Irvine, California, and Lisa Fuller, Esq., our in-house general counsel, resides in Irvine, California.

ITEM 3:  LEGAL PROCEEDINGS

Except as indicated below, and to the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

On May 13, 2014, we were served with a summons and complaint filed in the Third Judicial District Court in Salt Lake County, State of Utah, Case No. 140405819, wherein the plaintiff named us and another unrelated stockholder as defendants, seeking to void the replacement of a stock certificate alleged to be owned by the plaintiff and acquired for value and that was held of record in the name of the unrelated stockholder defendant.  The unrelated stockholder defendant had filed a lost certificate affidavit with our transfer agent claiming that he had lost the stock certificate alleged to be owned by the plaintiff and had the stock certificate replaced with a new stock certificate, also in his name.  The plaintiff’s complaint seeks damages of $74,255 or the estimated market value of the shares represented by the stock certificate or the re-issuance of the shares to the plaintiff, together with other unspecified damages against us, by reason of the replacement of the stock certificate that was in her possession, claiming that she is a “protected purchaser” under Utah law, meaning that she acquired the shares for value and without notice of an adverse claim and obtained control of the security.  The plaintiff also seeks similar damages against the unrelated stockholder defendant.  The parties have agreed upon a settlement of this matter by agreeing to the cancellation of one of the party’s shares and a nominal leak-out of the shares being retained by the other party (750 shares per month); however, another party has generally expressed an ownership interest in the party’s shares that have been agreed to be cancelled in the settlement, though we are unable to determine whether any action will be brought on that claim; and the party who retained the shares in the settlement has agreed to appear in any such action, if instituted, and allow us to assert her claims upon which settlement was made for our benefit.  The settlement is in the process of being finalized.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Commencing on or about March 21, 2005, our shares of common stock were listed for quotations on the OTC Bulletin Board of the Financial Industry Regulatory Authority (“FINRA”), presently on the OTXQB under the symbol “SUND.”  There is no “established trading market” for our shares of common stock.  No assurance can be given that any established trading market for our common stock will develop or be maintained, and if an established trading market develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” or “control securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  Because we were a “shell company” prior to the closing of the ANEW LIFE Merger on March 29, 2013, the shares issued under this Merger could not have been publicly sold under SEC Rule 144 until on or after one year from the filing of our 8-K Current Report respecting the Merger, which was dated March 29, 2013, and filed with the SEC on April 5, 2013.  Further, substantially all of the shares issued under the Merger are subject to Lock-Up/Leak-Out Agreements through October 6, 2015, with some non-founding stockholders of ANEW LIFE having certain “piggy-back” registration rights accorded to a portion of their respective shares, as discussed under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” below.

Also, see the heading “Rule 144” directly below.

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2015, and 2014.  These bid prices were obtained from The OTC Markets Group, Inc. or other qualified interdealer quotation medium.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2015
April 1 through June 30, 2014	8.20	6.02
July 1 through September 30, 2014	7.75	3.00
October 1 through December 31, 2014	8.00	3.00
January 1 through March 31, 2015	8.20	3.80
March 31, 2014
April 1 through June 30, 2013	7.25	.77
July 1 through September 30, 2013	8.20	6.05
October 1 through December 31, 2013	8.25	7.50
January 1 through March 31, 2014	8.20	5.95

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We had 73 stockholders of record as of May 31, 2015, and an indeterminate number of stockholders who hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following table and related footnotes contains information about all sales of unregistered securities by us during the fiscal years ended March 31, 2015, 2014, and 2013.  All of these securities were issued pursuant to exemptions from registration under the Securities Act under Sections 4(a)(2) thereof and SEC Regulation D and Rule 506(b) promulgated under Regulation D.

Description of Securities Issued	Shares Issued	Price Per Share
ANEW LIFE Merger	37,037,369(1)	(1)
Stock Option Grants	2,185,000	(2)
Private Placement	2,388,500(3)	(3)

(1)

37,037,369 shares of our common stock were issued under the ANEW LIFE Merger, 33,275,000 of which were subscribed to by founders of ANEW LIFE for $0.001 per share; and 3,762,369 shares of which were purchased in a private placement of ANEW LIFE shares at a purchase price of $1.0294 per share.  Founding ANEW LIFE stockholders owning approximately 32,952,000 of these shares have executed and extended to October 6, 2015,  Lock-Up/Leak-Out Agreements that provide for an 18 month Lock-Up Period, with an 18 month Leak-Out Period for stockholders owning more than 100,000 shares, where each stockholder subject to a Lock-Up/Leak-Out Agreement will be allowed to sell an amount of such stockholder’s common stock equal to 0.0025% (1/4%) of our outstanding securities  (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the next four successive quarterly periods following the Lock-Up Period; 0.005% (1/2%) of our outstanding securities during each of the next four successive quarterly periods; and 0.01% (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”).  Notwithstanding the foregoing, any founding stockholder subject to a Lock-Up/Leak-Out Agreement that owns less than 100,000 shares of common stock is only subject to the 18 month Lock-Up Period, which provision relates to holders of 225,000 of the shares covered by extended Lock-Up/Leak-Out Agreements.  The Lock-Up/Leak-Out Agreements were a condition of the Merger, and most were voluntarily extended from October 6, 2014, to October 6, 2015.  The provisions of the Lock-Up/Leak-Out Agreement can be waived or modified by the Board of Directors.

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

(3)

On April 8, 2013, the Company approved a private offering of up to 3,000,000 common shares of restricted stock to investors at $5.00 per share. The purpose of the offering was to acquire additional NIBs. As of the March 31, 2015, we raised $11,942,500 in the sale of 2,388,000 shares of our common stock at $5.00 per share.  We paid $841,651 in introduction fees; and we issued two year warrants to acquire 70,000 shares of our common stock at an exercise price of $5.00 per share.   The warrants expired on May 31, 2015.

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2015, and 2014, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the fiscal years ended March 31, 2015, and 2014, there were no purchases of equity securities by us or by our “affiliates.”

ITEM 6:  SELECTED FINANCIAL DATA

Not applicable until the end of our 10-Q Quarterly Report for the quarter ended June 30, 2015.  See the heading “Effect of Existing or Probable Governmental Regulations on the Business.”

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

Plan of Operations

We are engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” These life insurance interests are anticipated to be held to maturity. Our plan of operation for the next 12 months is to continue the acquisition of these life insurance interests whereby we will acquire the interests in life insurance policies at a discount to their face value for investment purposes. We began purchasing the net insurance benefits in life insurance policies (“NIBs”) during our fiscal year ended March 31, 2013. This is not a market sector without competition, and at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry, and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in the Qualified NIBs or through debt or equity financing. We may be required to expend not less than approximately $96.2 million on premiums, interest and servicing costs over the next five years to protect our interest in our NIBs, though we have no legal responsibility or adequate funds for these payments. These payments are currently being made by our senior lending facility.

We currently estimate proceeds of approximately $96.5 million on the NIBs owned as of March 31, 2015, and acquired from PCH Financial, Del Mar Financial and HFII. This amount is based on the estimated proceeds from polices of approximately $341.2 million in face value, which includes estimated return of premiums; less the Senior Loans debt or MRI repayments outstanding of approximately $71.8 million, expected premium payments of approximately $104.2 million over the life expectancies and estimated expenses and interest of approximately $68.7 million over the term of the Senior Loans.

We use an estimation methodology to project cash flows and returns as presented. The estimation model required many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in our portfolio would exhibit similar experience to a statistically diverse portfolio based upon which the mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LE’s”) provided by LE providers represent the actuarial mean of the life expectancies of the insureds in our portfolio, (iii) the weighted average of the LEs provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LE’s; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifetime of our portfolio; and the Senior Lender fees, MRI fees, and insurance, servicing and custodial fees do not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from our initial assumptions. These portfolios currently contain only 106 fractionalized policies on 60 individual insureds, though insurance rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect, as outlined under Part I, Item 1A. Risk Factors, above; therefore, no assurance can be given that these estimated results will occur.

We advanced payments to purchase future additional life settlement products during the year ended March 31, 2015, and if these life settlement products become “Qualified NIBs” as defined in the acquisition documents, we will also utilize the estimation methodology to estimate what our proceeds from these “Qualified NIBs” may be, all subject to the same assumptions, qualifications and risks referenced above.

Results of Operations

Income Recognition

Interest income on investment in NIBs represents the excess of all cash flows attributable to the investment in net insurance benefits greater than the initial investment over the life of each pool of net insurance benefits using the effective yield method.  Changes in the estimate of expected cash flows from investments in NIBs are adjusted prospectively.

During the period from April 1, 2013, through December 31, 2013, our investment in net insurance benefits was on a non-accrual status. This decision was primarily based on the initial incremental uncertainty experienced by us during the first three quarters of the fiscal year ended March 31, 2014, after closing of the acquisition on our first pool of qualified NIBs.  Management concluded these uncertainties were significantly mitigated in the fourth quarter of the year ended March 31, 2014, as additional experience and information was obtained, including the observation of the proper functioning of the entire system in response to the death of an insured in the fourth quarter.  Non-accrual status was removed effective January 1, 2014. Interest income on investment in NIBs totaled $2,454,478 and $508,411 for the years ended March 31, 2015, and 2014, respectively.  The increase is primarily due to recording four full quarters of accretion in 2015 compared to only one quarter in 2014.  In addition, a lesser portion of the 2015 increase in interest income is due to the acquisition of additional NIBs in March, 2015.

General & Administrative Expenses

During the fiscal years ended March 31, 2015, and 2014, we engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies. General and administrative expenses totaled $2,338,266 and $2,278,009 during the fiscal years ended March 31, 2015, and 2014, respectively.  A significant portion of these expenses were professional fees, payroll and travel expenses. Approximately $363,000 of the professional fees were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act. Payroll is made up of cash payroll costs and non-cash equity issuances to management, directors and others.

Other Income and Expenses

Other income and expenses primarily consist of interest on the note payable related-party and notes payable, gain on extinguishment of debt and interest income. During the fiscal years ended March 31, 2015, and 2014, interest expense has accrued in the amount of $287,203 and $122,452, respectively. The increase in interest expense in 2015 was primarily due to interest and fees resulting from the increase and consolidation of outstanding notes payable related-party.

For the fiscal year ended March 31, 2014, we deemed the amendment to the PCH Secured Promissory Note payable, by which such note was amended and restated and reduced by $1,499,999, to be an extinguishment of debt and recorded a gain of $1,672,124. We had interest income in the amount of $17,947 and $13,788, respectively.

Income Taxes

During the fiscal years ended March 31, 2015, and 2014, we had no taxable income.

Liquidity and Capital Resources

From our inception on January 31, 2013, through the fiscal year ended March 31, 2015, we incurred cumulative net losses of $457,528.  Management has expressed its belief that we need to raise approximately $40 million to $50 million in additional funds through equity or debt financing to continue our business model and to effectively compete in the life settlement industry during fiscal 2016 and beyond.  We raised $11,942,500 (gross) in our private placement that commenced in April 2013. Our monthly expenses are between approximately $140,000 and $290,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses.  We believe we will have adequate cash resources for our estimated monthly expenses through June 30, 2016, excluding any other acquisitions of additional NIBs and other life settlement products.

We had cash assets at March 31, 2015, and 2014, of $336,370 and $375,212, respectively.  We have only common stock as our capital resource. We will be reliant upon stockholder loans or private placements of equity or debt to fund any future operations. Although management is actively pursuing opportunities to raise additional equity and debt capital, we have secured no sources of loans, and there is no assurance that we will be able to raise any required debt or equity financing. We do not anticipate having adequate revenues from operations for three to four years, and until a revenue stream has been established, we will require debt or equity funding to fund our current and intended business. If management is unsuccessful in these efforts, discontinuance of operations is a possibility.

For the fiscal years ended March 31, 2015, and 2014, we recorded net cash used in operating activities of $1,998,842 and $10,471,080, respectively. The decrease in cash used from 2015 to 2014 is primarily due to the delay in Del Mar delivering the remaining portion of the $400 million in Qualified NIBs. In addition, the net cash used of $1,998,842 from 2015 includes a refund of advance for investment in NIBs from Del Mar totaling $904,274 because of the delay and our having advanced monies to Del Mar in the excess of the purchase price of the Qualified NIBs received by us. We used cash of $815,798 and $3,584,862 on advance for investments in NIBs under the Del Mar ATA and, with the refund included, we recorded a net cash inflow of $88,476 on advance for investment in NIBs during the year ended March 31, 2015.

During March, 2015, we agreed to pay cash, issue common stock and forgive a note receivable in exchange for relief of a $1,493,254 note payable (explained in Debt, below) and the receipt of NIBs.  The net consideration given for the relief of note payable and receipt of NIBs totaled $1,493,254 and $7,846,746, respectively, for a total of $9,340,000 (of which $150,000 is cash, $150,000 is forgiveness of a note receivable and $9,040,000 is common stock to be issued consideration).  Of the 1,130,000 common shares to be issued, 187,500 shares contain a redemption feature that requires the Company to buy back the shares for $8 per share ($1,500,000 in total) at the option of the holder.  The 1,130,000 common shares, including the 187,500 shares containing a redemption feature, were issued on June 9, 2015.

Net cash provided by financing activities totaled $1,560,000 and $11,161,875 for the fiscal years ended March 31, 2015, and 2014, respectively.  The decrease in cash from financing activities was also the result of the Del Mar delay, as funds were not needed to purchase the Del Mar NIBs.

Under the current business plan, we purchase NIBs only when they fit our model and our cash flows are sufficient to fund those purchases (with exception of the Del Mar ATA wherein we committed to purchase a certain number of Qualified NIBs as Del Mar made them available -- (See “Business Developments Subsequent to Year Ended March 31, 2015” for extension of the Del Mar ATA”).  We expect to finance our NIBs purchases, as well as our operating working capital requirements, with proceeds from planned public and/or private offerings of our securities and debt financing. There can be no assurance that we will be successful in the anticipated equity and debt offerings or that we will be successful in raising additional capital in the future on terms acceptable to us, or at all.

If we are unable to raise sufficient capital through the planned securities and debt offerings or other alternative sources of financing, management will curtail NIB purchases.  We believe that we will be able to fund our operating working capital requirements with existing line-of-credit and debentures agreements, which totaled $5.1 million, of which $2,900,000 is available at June 12, 2015.

The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. To continue as a going concern beyond the year ended March 31, 2016, and in order to continue to acquire life insurance policies and residual interests in or financial products tied to life insurance policies we will need to complete the planned securities and debt offerings or obtain alternative sources of financing. Absent additional financing, we will not have the resources to execute our business plan.

Debt

At March 31, 2014, we owed $1,455,904, including accrued interest, for notes payable.  During the year ended March 31, 2015, we had accrued an additional $37,350 in interest.  On June 9, 2015, we converted the note payable and accrued interest to equity through the issuance of the 187,500 shares of common stock containing the redemption feature (as explained in Liquidity and Capital Resources, above). At March 31, 2015, we also held a note payable-related party of $1,500,000, excluding accrued interest. We may borrow money in the future to finance our operations. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable until the end of our 10-Q Quarterly Report for the quarter ended June 30, 2015.  See the heading “Effect of Existing or Probable Governmental Regulations on the Business.”

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

Page(s)

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets as of March 31, 2015 and 2014	49

Consolidated Statements of Operations for the Years Ended March 31, 2015 and 2014	50

Consolidated Statement of Stockholders’ Equity for the Years Ended March 31, 2015 and 2014	51

Consolidated Statements of Cash Flows for the Years Ended March 31, 2015 and 2014	52

Notes to the Consolidated Financial Statements	53-64

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sundance Strategies, Inc.

Provo, Utah

We have audited the accompanying consolidated balance sheets of Sundance Strategies, Inc. and subsidiary (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sundance Strategies, Inc. at March 31, 2015 and 2014, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

June 15, 2015

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2015 and 2014

	March 31,	March 31,
	2015	2014
ASSETS

Current Assets
Cash and Cash Equivalents	$336,370	$375,212
Prepaid Expenses	1,875	2,000

Total Current Assets	338,245	377,212

Other Assets
Investment in Net Insurance Benefits	22,544,635	12,243,411
Advance for Investment in Net Insurance Benefits	3,596,386	3,584,862
Notes Receivable	211,000	861,000
Other	16,428	13,767

Total Other Long-term Assets	26,368,449	16,703,040

Total Assets	$26,706,694	$17,080,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$255,361	$52,915
Accrued Expenses	181,917	-
Notes Payable	1,326,876	-
Note Payable-Related Party	1,500,000	90,000

Total Current Liabilities	3,264,154	142,915

Notes Payable, including accrued interest	-	1,455,904

Total Liabilities	3,264,154	1,598,819

Stockholders’ Equity
Preferred Stock, authorized 10,000,000 shares,
par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares,
par value $0.001; 43,185,941 and 43,015,941 shares issued and outstanding, respectively	43,186	43,017
Subscription Receivable	-	(1,500)
Additional Paid In Capital	16,316,882	15,050,705
Additional Paid In Capital- Stock to be Issued	7,540,000	700,000
Accumulated Deficit	(457,528)	(310,789)

Total Stockholders’ Equity	23,442,540	15,481,433

Total Liabilities and Stockholders’ Equity	$26,706,694	$17,080,252

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended March 31, 2015 and 2014

	Year Ended	Year Ended
	March 31,	March 31,
	2015	2014

Interest Income on Investment in Net Insurance Benefits	$2,454,478	$508,411

General and Administrative Expenses	2,338,265	2,278,009

Income (Loss) from Operations	116,213	(1,769,598)

Other Income (Expense)
Gain on Extinguishment of Debt	-	1,672,124
Interest Income	17,947	13,788
Interest Expense	(287,203)	(122,452)
Other, net	6,303	-

Total Other Income (Expense)	(262,953)	1,563,460

Loss Before Income Taxes	(146,740)	(206,138)
Income Tax Provision	-	-

Net Loss	$(146,740)	$(206,138)

Basic and Diluted:
Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	43,137,990	42,559,660

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
For the Years Ended March 31, 2015 and 2014

	Common Stock		Additional Paid In	Receivable for Common Stock	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Capital	be Issued	be Issued	Deficit	Equity
Balance, April 1, 2013	40,797,441	$40,798	$3,850,257	$(37,510)	$-	$(104,650)	$3,748,895

Common Stock issued for cash	2,218,500	2,218	11,090,281	-	-	-	11,092,499

Stock issuance costs	-	-	(845,886)	4,235	-	-	(841,651)

Cash for shares to be issued	-	-	-	-	700,000	-	700,000

Cash received for subscription receivable	-	-	-	31,775	-	-	31,775

Amortization of options issued for compensation	-	-	816,802	-	-	-	816,802

Amortization of warrants issued for services	-	-	139,251	-	-	-	139,251

Net loss for the year	-	-	-	-	-	(206,138)	(206,138)

Balance, March 31, 2014	43,015,941	43,016	15,050,705	(1,500)	700,000	(310,788)	15,481,433

Common Stock issued for cash	30,000	30	149,970	-	-	-	150,000

Removal of Expired Subscription	-	-	(1,500)	1,500	-	-	-

Common Stock to be Issued for Net Insurance Benefits	-	-	-	-	7,540,000	-	7,540,000

Issuance of stock to be issued	140,000	140	699,860	-	(700,000)	-	-

Amortization of options issued for compensation	-	-	417,847	-	-	-	417,847

Net loss for the year	-	-	-	-	-	(146,740)	(146,740)

Balance, March 31, 2015	43,185,941	$43,186	$16,316,882	$-	$7,540,000	$(457,528)	$23,442,540

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2015 and 2014

	Year Ended March 31, 2015	Year Ended March 31, 2014

Operating Activities
Net Loss	$(146,740)	$(206,138)
Adjustments to reconcile to cash from operating activities:
Gain on Extinguishment of Debt	-	(1,672,124)
Share Based Compensation - Options	417,846	816,802
Change in Asset/Liabilities
Advance for Investments in Net Insurance Benefits	(815,798)	(3,584,862)
Refund of Advance for Investments in Net
Insurance Benefits	904,274	-
Accrued Interest Income	(9,405)	(13,767)
Prepaid Expenses	125	(2,000)
Accounts Payable	202,446	135,420
Accrued Expenses	52,888	-
Investment in Net Insurance Benefits	(2,604,478)	(5,944,411)
Net Cash from Operating Activities	(1,998,842)	(10,471,080)

Investing Activities
Issuance of Note Receivable	(150,000)	(861,000)
Proceeds from Notes Receivable	550,000	-
Net Cash from Investing Activities	400,000	(861,000)

Financing Activities
Proceeds from Issuance of Notes Payable-Related Party	1,410,000	-
Common Stock Issued for Cash	150,000	10,461,875
Common Stock to be Issued	-	700,000
Net Cash from Financing Activities	1,560,000	11,161,875

Net Change in Cash	(38,842)	(170,205)
Cash at Beginning of Period	375,212	545,417
Cash at End of Period	$336,370	$375,212

Non Cash Financing Activities
Cash Paid for Interest	$117,471	$-
Notes Receivables Exchanged for Advance for Investment in NIBs	$100,000	$-
Fair Value of Warrants Issued as Stock Issuance Costs	$-	$139,251
Gain on extinguishment of debt	$-	$1,672,124
Common Stock to be Issued and Note Receivable settled for Investment in Net Insurance Benefits	$7,540,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates, The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents, For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Income Recognition, Interest income on investment in NIBs represents the excess of all cash flows attributable to the investment in net insurance benefits greater than the initial investment over the life of each pool of net insurance benefits using the effective yield method.  Changes in the estimate of expected cash flows from investments in NIBs would be adjusted prospectively.

During the period from April 1, 2013 through December 31, 2013, the Company’s investment in NIBs was on non-accrual status. This decision was primarily based on the initial incremental uncertainty experienced by the Company during these first three quarters after closing on the first pool of NIBs.  Management concluded these uncertainties were significantly mitigated in the fourth quarter of 2014, as additional experience and information was obtained, including the observation of the proper functioning of the entire system in response to the death of an insured in the fourth quarter of 2014.  Non-accrual status was removed effective January 1, 2014.

Basic and Diluted Net Income (Loss) Per Common Share, Basic net income (Loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net income (loss) per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable.  Dilutive common stock equivalents are primarily comprised of stock options and warrants.  For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.  Potentially dilutive securities, which total 1,766,374 as of March 31, 2015, are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

Stock Based Compensation, The Company measures stock-based compensation expense related to employee stock-based awards based on the estimated fair value of the awards as determined on the date of grant and is recognized as expense over the remaining requisite service period. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the estimated fair value of the Company’s common stock on the date of grant,

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the expected term of the stock option, and the expected volatility of the Company’s common stock over the period equal to the expected term of the grant. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock options to purchase shares of stock that are issued to non-employees based on the estimated fair value of such instruments using the Black-Scholes option pricing model. The measurement of stock-based compensation expense for these instruments is variable and subject to periodic adjustments to the estimated fair value until the awards vest. Any resulting change in the estimated fair value is recognized in the Company’s consolidated statements of operations during the period in which the related services are rendered.

Investment in Net Insurance Benefits, The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance contracts that have been financed by an independent third party via a loan from a senior lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”).  Future expected cash flow is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment, and service provider or other third-party payments.  The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.   The Company holds a 100% interest in the NIBs relating to the underlying life insurance policies as of March 31, 2015, and 2014.

The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company.  At the time of purchase of an investment in NIBs, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations.   Subsequent to the purchase and on a regular basis these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion.  Any positive or adverse change in cash flows that does not result in the recognition of an “other-than-temporary impairment” (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income.  We have not recognized any significant adverse change in future estimated cash flows relating to our investment in NIBs from January 31, 2013 (inception) to the periods ended March 31, 2015.

We evaluate the carrying value of our investment in NIBs for impairment on a regular basis and, if necessary, adjust our total basis in the NIBs using new or updated information that affects our assumptions.  We recognize impairment on a NIB contract if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and direct external costs, if any. We have not recognized any impairment on our investment in NIBs from January 31, 2013 (inception), to the periods ended March 31, 2015.

In estimating these cash flows for purposes of interest income and impairment calculations, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from those estimates.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value, The Company defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Accounting standards establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

(3) NEW ACCOUNTING PRONOUNCEMENTS

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

In April, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Under current standards, debt issuance costs are generally recorded as an asset and amortization of these deferred financing costs is recorded in interest expense. Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. ASU 2015-03 is effective for the Company on January 1, 2016, and will be applied on a retrospective basis. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

(3) NEW ACCOUNTING PRONOUNCEMENTS (continued)

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(4) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists principally of currency on hand and demand deposits at commercial banks. The Company had $336,370 and $375,212 in cash and cash equivalents as of March 31, 2015, and 2014, respectively. The Company maintains non-interest bearing accounts at one financial institution. The accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company does not have FDIC coverage on the entire amount of bank deposits. The Company believes this risk is minimal.

(5) INVESTMENT IN NET INSURANCE BENEFITS

As of March 31, 2015 and 2014, investments in NIBs were as follows:

	March 31, 2015	March 31, 2014
Beginning Balance	$ 12,243,411	$ 6,299,000
Additional investments	7,846,746	5,436,000
Accretion of interest income	2,454,478	508,411
Distributions of investments	-	-
Impairment of investments	-	-
Total	$ 22,544,635	$ 12,243,411

During March 2015, the Company agreed to pay cash, issue common stock and forgive a note receivable in exchange for relief of a note payable (which relief occurred subsequent to March 31, 2015—see Note 16) and the receipts of NIBs.  The net consideration given for the NIBs totaled $7,846,746 (see Notes 11 and 14).  In January 2014, the Company acquired NIBs for $5,436,000 (see Note 6).  The estimated fair value of the Company’s investment in NIBs approximated carrying value at March 31, 2015, with fair value calculated using level 3 inputs.

The table below describes the underlying life insurance policies relating to our investment in NIBs at March 31, 2015:

Expected Maturities of Remaining Policies (in years)	Number of Interests in Life Settlement Contracts	Face Value of Underlying Policies
0-1	-	$-
1-2	1	10,000,000
2-3	4	16,975,000
3-4	4	25,500,000
4-5	3	14,500,000
Thereafter	49	274,221,882
Total of all policies	61	$341,196,882

The face value of the underlying life insurance policies of $349,196,882, of which one policy matured on March 11, 2014, totaling $8,000,000, with a remaining $341,196,882, represents the total insurance settlement on the life insurance policies as of March 31, 2015, including the estimated future increase for certain policies that have return of premium provisions. Effectively, as of March 31, 2015, the policy holders had paid $71,855,560 on policy premiums and other expenses on the insurance contracts. The policy holders are independent of the Company, and as separate entities there is a risk that such entities might not continue to pay the policy premiums and other expenses as has been done historically. The Company monitors the policy holders’ ability to maintain the underlying policies, and in the event the policy holders are unable to make the required payments, the Company would evaluate whether to directly maintain the underlying policies through the policy holders or allow them to elapse. The policy holders

(5) INVESTMENT IN NET INSURANCE BENEFITS (continued)

currently have senior loan agreements and MRI reinsurance to cover these payments. As of March 31, 2015, none of the underlying policies have elapsed and the required payments remain current.

The table below describes the future estimated premiums payments, other expenses and interest paid by external parties expected to be paid on the policies for the five years subsequent to March 31, 2015.  Significant estimates are made as part of the calculation of the premium payments, other expenses and interest amounts identified in the table below.  The following table does not include all of the estimation factors used by the Company in estimating expected net cash receipts for interest income calculation purposes, and is intended to only provide the estimated premium payments, other expenses and interest amounts related to the policies underlying the Company’s NIBs (totals do not include premiums, expenses and interest paid for prior years):

Year	Premiums	Expenses + Interest	Total
Year 1	$ 11,737,717	$ 8,882,609	$ 20,620,326
Year 2	11,167,772	7,451,554	18,619,326
Year 3	10,994,514	8,055,022	19,049,536
Year 4	12,549,610	7,426,329	19,975,939
Year 5	11,777,714	6,135,891	17,913,605
Thereafter	46,014,310	30,762,826	76,777,136
Total	$ 104,241,637	$ 68,714,231	$ 172,955,868

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

(6) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“Del Mar”). The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets that are consideration and collateral for certain cash advances and expense payments made by the Company. The original end result of the Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBs.”  The original due date for the conversion was December 31, 2013, which date has subsequently been extended several times, with the most recent to August 31, 2015.  The conversion can be accepted by the Company upon receipt of a combined face amount of $400,000,000 of “Qualified NIBs”; meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality re-insurance coverage. All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to the Company as collateral to assure delivery of the Qualified NIBs are to be re-conveyed to Del Mar upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000.

During January 2014, as mentioned in Note 5, the Company completed with Del Mar the closing of Qualified NIBs with associated death benefits of $90.6 million for $5,436,000. These Qualified NIBs are part of the $400 million commitment.

During December 2014, Del Mar refunded $904,274 advanced from the Company because of Del Mar’s delay in delivering the remaining portions of the $400 million commitment.  The refund is recorded as a reduction of Advance for Investment in Net Insurance Benefits.

(6) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS (continued)

At March 31, 2015, the Company held collateral against the cash advances and expense payments made by the Company to Del Mar.  The collateral includes NIBs associated with life settlement policies with a face value that totaled $94,000,000 at March 31, 2015.  The premiums and expenses related to the maintenance of these life insurance policies are financed from a loan from a senior lender.  The table below describes the underlying life insurance policies relating to these life settlement policies held as collateral by the Company at March 31, 2015:

Policies With Remaining Life Expectancy (in years)	Number of Interests in Life Settlement Contracts	Face Value of Underlying Policies
0-1	-	$-
1-2	-	-
2-3	2	15,000,000
3-4	-	-
4-5	-	-
Thereafter	10	79,000,000
Total of all policies	12	$94,000,000

The table below describes the future estimated premiums payments, other expenses and interest expected to be paid on the policies held by the Company as collateral for the five years and thereafter subsequent to March 31, 2015.

Year	Premiums	Expenses + Interest	Total
Year 1	$2,555,383	$1,072,007	$3,627,390
Year 2	2,749,390	1,452,308	4,201,698
Year 3	2,859,707	1,197,036	4,056,743
Year 4	2,939,673	1,241,008	4,180,681
Year 5	2,772,138	1,199,873	3,972,011
Thereafter	5,454,897	8,595,315	14,050,212
Total	$19,331,188	$14,757,547	$34,088,735

In the likely event Del Mar is unable to provide the Qualified NIBs by the extended due date of August 31, 2015, the Company will have the option of selling collateral up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA. If the full balance of Qualified NIBs is provided by Del Mar, the Company will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. Promissory notes may be issued, pro rata, as Qualified NIBs are received. The promissory notes have a two year term from the effective date and bear an interest rate of 4.0% per annum. Total interest and principal amounts are due upon maturity.

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

On October 29, 2013, the Company and Europa, with the agreement of Del Mar, amended the Europa Agreement and the Del Mar ATA to acknowledge that the total up-front cash payment due from the Company under the Del Mar ATA and Europa Agreement shall not exceed $12,000,000; that the Company would receive a credit on

(6) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS (continued)

a dollar for dollar basis of the cash payment and all costs and expenses paid under the Del Mar ATA over $8,000,000, against all fees due Europa under the Europa Agreement or the Del Mar ATA. In the event the Qualified NIBs delivered are less than $300,000,000 in face value under the Del Mar ATA Agreement, Del Mar and Europa shall be jointly and severally liable for liquidated damages equal to the aggregate of the cash payment under the Del Mar ATA and all of the costs advanced, reduced by the pro rata percentage of the Qualified NIBs delivered and accepted by the Company, multiplied by two; and if at least $300,000,000 in Qualified NIBs are delivered and accepted, then the cash payment and all costs will not be doubled if they are paid within 90 days.

Also on October 29, 2013, the Company entered into an Exclusivity Agreement with the consultant to Europa under the Europa Agreement under which the Company advanced $25,000 to such consultant for services related to the purchase of Qualified NIBs associated with the $400,000,000 in life insurance policies due under the Del Mar ATA.

(7) NOTE RECEIVABLE

On October 23, 2013, the Company made a loan totaling $650,000 in the form of a note receivable to Del Mar. At March 31, 2014, Del Mar owed the full amount of the original principal and $8,540 in accrued interest income and was in default. As of March 31, 2015, the entire balance of the note receivable was collected, with $550,000 received in cash, and the remaining $100,000 applied toward the cash portion of the Del Mar ATA.

On December 9, 2013, the Company made a loan totaling $211,000 in the form of a note receivable to Majestic Ventures S.a.r.l. The note bears an 8% interest rate, compounding annually, with a maturity date of December 18, 2016. Payment of principal and interest are due in full on maturity date. At March 31, 2015, Majestic had not paid any of the original principal and $23,174 in accrued interest income. The Company has a secondary security interest in certain assets of Majestic, which are participating life settlements.

On December 4, 2014, the Company made a loan totaling $150,000 in the form of a note receivable to an entity. On March 2, 2015, the face value of the note receivable was credited toward the purchase price of NIBs acquired from this entity.

(8) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Legal Proceedings

On May 13, 2014, the Company was served with a summons and complaint filed in the Third Judicial District Court in Salt Lake County, State of Utah, where an unrelated party is seeking to void the replacement of a stock certificate alleged to be owned by the plaintiff and acquired for value or damages of $74,255.  As of March 31, 2015, a settlement of this action has been negotiated and is in the process of being finalized.  The ultimate resolution of this matter is not expected to have a significant impact on the operating results or financial position of the Company, and therefore management has concluded that no accrual is necessary as of March 31, 2015.

Lease Agreements

Pursuant to a month to month lease agreement, we currently occupy office space located in Provo, Utah. The total lease expense is approximately $2,600 per month, payable in cash.

We also entered into a lease agreement on November 2013 to lease 6,000 square feet of office space on a month-to-month basis in Irvine, California. The total lease expense is approximately $12,000 per month, payable in cash, 50% of which is invoiced to Del Mar Financial and Europa, which is subsequently applied as Advances on Investments in NIBs.

Rent expense for the year ended March 31, 2015, was $91,529.

(9) PROVISION FOR INCOME TAXES

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

The provision for income taxes consists of the following:

	2015	2014
Current Taxes
Federal	$-	$-
State	-	-
Deferred Taxes
Federal	$(676,558)	$(485,850)
Benefits of operating loss carryforwards	742,224	533,006
State	(65,666)	47,156
Total Provisions	$-	$-

 The tax effects of significant items comprising the Company’s net deferred taxes as of March 31, 2015 and 2014, were as follows:

	2015	2014
Deferred Tax assets:
Net operating loss carryforwards	$1,574,512	$760,250
Stock and warrant compensation	512,465	356,608
Valuation allowance	(358,117)	(303,518)
Net deferred tax asset	1,728,860	813,340

Deferred tax liability:
Debt and Investment in net insurance benefits	(1,728,860)	(813,340)
Net deferred taxes	$-	$-

The cumulative Net Operating Loss (“NOL”) totaled $4,221,212 and $2,038,201 at March 31, 2015 and 2014, respectively, and will begin to expire in 2021. The total valuation allowance is equal to the total deferred tax asset less any associated deferred tax liabilities. The valuation allowance was $358,117 and $303,518 for the years ended March 31, 2015, and 2014, respectively.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 34% to pretax income from continuing operations for the period ended March 31, 2015, and 2014 due to the following:

	2015	2014

Income tax benefit at U. S. federal statutory rates:	$(49,892)	$(70,087)
State tax, net of federal benefit	(4,842)	(6,803)
Permanent and other differences	135	2,395
Net operating losses	-	(188,209)
Change in valuation allowance	54,599	262,704
	$-	$-

(9) PROVISION FOR INCOME TAXES (continued)

The Company has no tax positions at March 31, 2015 and 2014, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from January 31, 2013 (date of inception), through March 31, 2015, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at March 31, 2015 and 2014.

The tax years 2010 through 2015 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

(10) NOTES PAYABLE-RELATED PARTY

As of March 31, 2015, the Company has borrowed $1,500,000 from an entity which is a stockholder in the Company.  Prior to November 20, 2014, the various outstanding notes payable totaling $1,110,000 did not accrue interest and were payable on demand.  On November 20, 2014, the Company consolidated the various obligations into a single master loan agreement which brought the Related Party-Note Payable balance to $1,362,000, which included fees and accrued interest.  On February 20, 2015, the agreement was consolidated again with the acceptance of an additional $138,000 in cash, bringing the Related Party-Note Payable balance to $1,500,000, excluding accrued but unpaid interest.  The new note incurs interest at 7.5 percent, requires origination fees, has a due date of September 30, 2016 or at the immediate time when the anticipated raise in equity funds is successful, and is collateralized by Advance for Investment in NIBs.  During the year ended March 31, 2015, the Company recorded approximately $180,000 of origination fees and other related expenses associated with the notes, which are included in interest expense on the statement of operations.

(11) NOTES PAYABLE

At March 31, 2014, the Company owed $1,455,904, including accrued interest for notes payable.  During the year ended March 31, 2015, the Company had accrued an additional $37,350 in interest.  The note incurs interest at 4%, is collateralized by NIBs and was due April 2015.   Subsequent to March 31, 2015, the note payable and related accrued interest was converted to temporary equity through the issuance of 187,500 shares of common stock with a redemption feature (see Notes 5, 14 and 16).

(12) STOCK OPTIONS

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

(12) STOCK OPTIONS (continued)

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

On October 11, 2013, the Company issued 400,000 stock options to an employee in conjunction with its planned adoption of a stock option or similar plan to be adopted in the future for the benefit of employees, officers and directors The stock options have an exercise price of $5.00 per share. The options have a contractual term of five years.

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

The Company has recorded stock-based compensation expense of $417,846 related to these options for year ended March 31, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value if Exercised
Balance March 31, 2013	-	$-	$-	-	$-
Granted	2,185,000	1.54	1.85	4.50	3,374,450
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2014	2,185,000	$1.54	$1.85	4.50	$3,374,450
Exercisable as of March 31, 2014	1,072,500	$1.54	$1.85	4.50	$1,656,338
Balance March 31, 2014	2,185,000	$1.54	$1.85	4.50	$3,374,450
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2015	2,185,000	$1.54	$1.85	3.50	$3,374,450
Vested and expected to vest as of March 31, 2015	2,185,000	$1.54	$1.85	3.50	$3,374,450
Exercisable as of March 31, 2015	1,506,875	$1.54	$1.85	3.50	$2,327,174

The remaining $691,084 will be recognized as stock based compensation expense ratably over the weighted average service period of 3.09 years.

(13) WARRANTS

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value
Outstanding as of March 31, 2013	-	$-	$-	-	$-
Granted	70,000	5.00	1.92	1.17	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2014	70,000	$5.00	$1.92	1.17	$-
Exercisable as of March 31, 2014	70,000	$5.00	$1.92	1.17	$-
Balance March 31, 2014	70,000	$5.00	$1.92	1.17	$-
Granted	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2015	70,000	$5.00	$1.92	0.17	$-
Exercisable as of March 31, 2015	70,000	$5.00	$1.92	0.17	$-

(14) STOCK TRANSACTIONS

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

During July 2014 the Company issued 30,000 shares of common stock for cash of $150,000.

During March 2015, the Company agreed to issue 1,130,000 shares of common stock in exchange for relief of a $1,493,254 notes payable (see Notes 5, 11 and 16) and the receipt of NIBs valued at $7,546,746 (see Note 5), for total consideration of $9,040,000.  Of the 1,130,000 common shares to be issued, 187,500 shares contain a redemption feature that requires the Company to buy back the shares for $8 per share at the option of the holder.  The total common stock subject to redemption feature will be recorded as temporary equity on the consolidated balance sheet once the underlying common stock has been issued (see Note 16). Temporary equity includes securities that: (1) have redemption features that are outside our control; (2) are not classified as an asset or liability; (3) are excluded from stockholders' equity; and (4) are not mandatorily redeemable. Amounts included in temporary equity relate to securities that are redeemable at a fixed or determinable price.

(15)  LIQUIDITY AND CAPITAL REQUIREMENTS

Under the current business plan, the Company purchases life insurance policies and residual interests in or financial products tied to life insurance policies when they fit its model and its cash flows are sufficient to fund those purchases (with exception of the Del Mar ATA wherein the Company committed to purchase a certain number

(15)  LIQUIDITY AND CAPITAL REQUIREMENTS (continued)

of Qualified NIBs as Del Mar made them available (see Note 16 below for a description of events subsequent to year end relating to the Del Mar ATA).  The Company expects to finance NIB purchases, as well as its operating working capital requirements, with proceeds from planned public and/or private offerings of its securities and debt financing. There can be no assurance that the Company will be successful in the anticipated equity and debt offerings or that it will be successful in raising additional capital in the future on terms acceptable to the Company, or at all.

If the Company is unable to raise sufficient capital through the planned securities and debt offerings or other alternative sources of financing, management will curtail NIB purchases. Under this plan, expenditures for NIBs will be curtailed. The Company believes that it will be able to fund its operating working capital requirements with existing line-of-credit and debentures agreements.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. To continue as a going concern beyond the year ended March 31, 2016, and in order to continue to purchase NIBs, the Company will need to complete planned securities and debt offerings or obtain alternative sources of financing. Absent additional financing, the Company will not have the resources to execute its current business plan.

(16) SUBSEQUENT EVENTS

On April 30, 2015, the Company drafted an amendment to the Del Mar ATA and the Europa Agreement to extend the deadline until August 31, 2015.  The extension is intended to give the Company time to work towards a settlement agreement with Del Mar, as it appears unlikely that Del Mar will be able to fulfill its obligation to deliver the remaining $309,400,000 in Qualified NIBs.  During this extension period management will work toward a dissolution and resolution of the Del Mar ATA.

On June 2, 2015, the Company entered into an 8% convertible debenture agreement that allows for borrowings of up to $3,000,000 through September 30, 2016, at which time principal and interest is due in full. During the term of the debenture, the holder can elect to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company.  The number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received.  During June 2015 the Company drew $700,000 under the agreement.

On June 9, 2015, the common stock to be issued of 1,130,000 shares was officially issued, with 187,500 of those shares containing a redemption feature (see Notes 5, 11 and 14).  Immediately upon issuance, the holder of the redemption feature, exercised a portion of the redemption right relating to 93,750 shares and, as a result, the holder accepted the Company’s redemption payment of $750,000.  The redemption feature on the remaining 93,750 shares was originally eligible to be exercised by the holders on October 31, 2015, and was subsequently extended to September 30, 2016.

On June 12, 2015, the Company entered into a line-of-credit agreement with a related party that allows for borrowings of up to $600,000 through September 30, 2016, at which time principal and interest is due in full.  In addition, this same related party extended the due date of the $1,500,000 note-payable related party (see Note 10) outstanding at March 31, 2015, to September 30, 2016.

The 70,000 warrants issued in connection with the Company’s private placement that are described in Note 13 expired on May 31, 2015.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 version).  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of March 31, 2015, our internal controls over financial reporting were not effective based upon present Company activity.  We are in the process of adopting specific internal control mechanisms with our Board of Directors’ and our officers’ collaboration to ensure effectiveness as we grow our business.  We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls.  Future controls, among other things, will include more checks and balances and communication strategies between management and all members of the Board of Directors to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting and disclosure of information.  We also plan to hire additional personnel.

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

ITEM 9B:  OTHER INFORMATION

See the heading “Qualified NIBs acquired under the HFII Asset Transfer Agreement” in Part I, Item 1, above.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Identification of Our Directors and Executive Officers

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Glenn S. Dickman	Director	03/29/13	12/31/2014
	Secretary	03/29/13	12/31/2014
Kraig T. Higginson	Chairman of the Board	1/12/2015	*
Ty Mattingly	Director	03/29/13	*
Randall F. Pearson	President	03/29/13	*
	Acting CFO	03/29/13	*
	Director	04/01/13	*
Matthew G. Pearson	Chief Operating Officer	10/21/13	*

*

Presently serves in the capacities indicated opposite his name.

The Board of Directors has set the size of the Company’s Board of Directors at three, which is within the number allowed by our Bylaws.

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

Background and Business Experience

Kraig T. Higginson is 60 years of age and was appointed to the position of Chairman of the Board of Directors.  Mr. Higginson served as Chief Executive Officer of VIA Motors, Inc. (“Via Motors”), a hybrid electric vehicle company (PHEV), from November 2010 to January 2014, where he was responsible for overseeing the management and business of Via Motors and its employees.  From October 2003 until November 2010, he served as Chairman of the Board of Directors of Raser Technologies, Inc. (“Raser Technologies”), which was an NYSE listed company at that time.  Mr. Higginson resigned as a director of Raser Technologies on February 11, 2011.  Raser Technologies filed bankruptcy proceedings on April 29, 2011, and was subsequently delisted from NYSE.  Mr. Higginson also founded American Telemedia Network, Inc. (“American Telemedia”), a publicly-traded NASDAQ company that developed a nationwide satellite network broadcasting data, video programming and advertising to shopping centers and malls, and he served as President and Chief Executive Officer of American Telemedia from 1984 through 1988.

Mr. Ty Mattingly is 52 years old.  He has been a successful and active private equity and angel investor since 2004.  He co-founded SBI-Razorfish in 1998, and led its growth to become a major independent interactive marketing firm in the country.  This was accomplished by acquiring many of the largest publicly and privately held interactive marketing firms in the world.  He sold the firm to Aquantive, which was later acquired by Microsoft.  Prior to co-founding SBI-Razorfish, Mr. Mattingly was the co-founder and Senior Vice President of Sales and Business Development for Novonyx, a joint venture between Novell and Netscape, which was later acquired by Novell.  Prior to his accomplishments at Novonyx, he worked at Novell and IBM in a variety of senior executive, management and marketing roles.  Mr. Mattingly graduated from the College of Engineering at Brigham Young University, where he was a member of the 1984 NCAA National Championship Football Team and an Academic All-American.

Mr. Randall F. Pearson is 61 years old.  Mr. Pearson was employed by JWD Management Corp., dba, Video II for 26 years, resigning in May, 2011.  He became the President of ANEW LIFE in February, 2013.  While working at JWD, he served in various positions, including National Sales Manager, Vice President of Operations, Vice President, President and CEO.  Video II has provided movie and DVD rental and other related services for grocery chains nationwide.  Mr. Pearson managed the video rental program in 900 different grocery store locations.  He has also fully managed the program that included videos and DVDs for sale, as well as other products in over 1,400 locations.  He oversaw a full service merchandising program with representatives that serviced the products Video II supplied to the grocery stores, supervising over 70 employees at Video II’s corporate offices and over 450 employees in 33 states.  Video II was one of the larger video “rackers” in the U.S.  During this same time frame, Mr. Pearson also owned and managed his own residential and commercial investment properties, and has focused on those activities since leaving JWD in 2011.  Mr. Pearson attended Brigham Young University from 1972 to 1977, in Business Management, obtained a real estate brokers license in 1977; and received Series 7 Securities License in 1978.

Mr. Matthew G. Pearson is 48 years of age. There are no family relationships between Mr. Pearson and any director or executive officer of the Company.  Mr. Pearson has 25 years experience in corporate finance, real estate brokerage and development.  He was a cofounding partner with EHI, LLC, which was established in August of 2009.  EHI, LLC is a Life Settlement Securitization Company, which worked through an almost $1,000,000,000 securitization of a pool of life settlement policies.  During his tenure at the company, Mr. Pearson managed every aspect of the company’s business since inception, including transaction design and implementation, policy selection, ownership structure for the corporate entities to ensure appropriate tax treatment, to creation and consummation of agreements with 20 vendors required to structure and complete the bond offering tied to the securitization.   From July, 2011, to his employment as COO with the Company, he was also a partner in Evolution Capital Partners, a company in the business of providing loans to small cap publicly-traded companies.

Significant Employees

Lisa L. Fuller, Esq. is 48 years of age and is our general legal counsel.  She is licensed in California, Texas and Oklahoma, with 12 years of law firm experience and seven years of in house counsel experience, in the areas of tax, contracts, corporations and partnerships, estate planning, insurance and exempt organizations.  From 2009 to the beginning of April 2013, she was general legal counsel for NorthStar Life Services, LLC, of Irvine, California, the Servicer, of the current portfolio of policies underlying the Company’s NIBs, where she managed a four person legal department; Structured international and domestic companies and transactions, reviewed and negotiated contracts; Managed all company litigation; tax planning (U.S. and internationally, with a focus in Luxembourg, Germany and the Cayman Islands); and oversaw purchase of a European financial institution and assisted with obtaining various approvals from regulators related to business plans and deposits.  She also served as general legal counsel for Pacifica Group, LLC, of Irvine, California, a predecessor of NorthStar, from 2006 until 2009, where, in addition to other services similar to those performed for NorthStar, she lobbied for the passage of regulations related to life settlements. She graduated from New York University, New York, NY, with an LL.M. Degree in Taxation, 1993; the University of Oklahoma, Norman, OK, receiving a J.D. Degree, 1992; and Trinity University, San Antonio, TX, receiving a B.A. Degree in Finance, 1988. Lisa is a member of the Bar Associations of Oklahoma and Texas.

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

Promoters and control person.

To the best of our management’s knowledge, and except as indicated below, no person who may be deemed to have been a promoter or founder of our Company was the subject of any of the legal proceedings listed under the heading “Involvement in Certain Legal Proceedings” above; however, Kraig T. Higginson, our Board Chairman, and who was the incorporator and one of the founding directors of ANEW LIFE, resigned as a director of Raser Technologies, Inc., a Delaware corporation, on February 11, 2011.  Raser Technologies, Inc. filed bankruptcy proceedings on April 29, 2011.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended March 31, 2014, and to the date of this Annual Report, the following filings were not timely filed:

Form Required to be Filed	Name and Address of Beneficial Owner	Filing Due Date	Actual Filing Date
Form 4	Mitchell D. Burton	05/8/2014	05/21/2014
Form 3	Kraig T. Higginson	1/15/2015	06/4/2015

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation (or lack thereof) paid by us to our former officers for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kraig T. Higginson, Chairman	03/31/15	52,500	0	0	0	0	0	0	52,500

Glenn S. Dickman, Director Secretary	03/31/15 03/31/14 03/31/13	46,154 120,000 0	0 0 0	0 0 0	26,909 0 0	0 0 0	0 0 0	0 0 0	73,063 120,000 0

Ty Mattingly, Director	03/31/15 03/31/14 03/31/13	0 0 0	0 0 0	0 0 0	35,879 0 0	0 0 0	0 0 0	0 0 0	35,879 0 0

Randall F. Pearson, President, Acting CFO Director	03/31/15 03/31/14 03/31/13	120,000 120,000 0	0 0 0	0 0 0	35,879 0 0	0 0 0	0 0 0	0 0 0	155,879 120,000 0

Matthew G. Pearson, COO	03/31/15 03/31/14 03/31/13	210,000 62,500 0	2,500 0 0	0 0 0	290,476 0 0	0 0 0	0 0 0	0 0 0	502,976 62,500 0

We have agreed to pay Randall F. Pearson $120,000 annually commencing on April 1, 2013. Effective December 31, 2014, Glenn S. Dickman resigned as a director and an officer to attend to personal matters and other goals.

Effective January 12, 2015, the Board of Directors appointed Kraig T. Higginson to the position of Chairman of the Board of Directors. Mr. Higginson’s compensation is $210,000 annually; and Lisa L. Fuller, Esq., our in-house general counsel, is paid $240,000 annually.

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

Officer Stock Awards

Name	Date of Grant	Exercise Price	Term	Amount Vested
Randall F. Pearson	4/5/2013	$0.77	Five Years	375,000
Glenn S. Dickman	4/5/2013	$0.77	Five Years	359,375
Ty Mattingly	4/5/2013	$0.77	Five Years	375,000
Matthew G. Pearson	10/11/13	$5.00	Five Years	150,000

(1)  Fair market value on the date of the grant ($5.00).

Compensation of Directors

No compensation was paid to any of our directors during the fiscal years ended March 31, 2015, and 2014.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Glenn S. Dickman	None	None	None	None	None	None	None
Ty Mattingly	None	None	None	None	None	None	None
Randall F. Pearson	None	None	None	None	None	None	None

Director Stock Awards

Name	Date of Grant	Exercise Price	Term	Amount Vested
Randall F. Pearson	4/5/2013	$0.77	Five Years	375,000
Glenn S. Dickman	4/5/2013	$0.77	Five Years	359,375
Ty Mattingly	4/5/2013	$0.77	Five Years	375,000

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal stockholders owning 5% of more of our common stock as of the date of this Annual Report, based upon 44,630,316 shares being beneficially owned, which includes 1,444,375 shares underlying outstanding stock options that could have been exercised at March 31, 2015:

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class(1)
Common Stock	ZOE, LLC(2)	16,100,000	36.1%
Common Stock	Primary Colors, LLC(3)	4,000,000	9.0%
Common Stock	Radiant Life, LLC(2)	3,952,000	8.9%
Common Stock	Smartrade Consulting, Inc.(4)	4,000,000	9.0%
Total:		28,052,000	63.0%

(1)

Unless indicated otherwise, all share ownership is direct.

(2)

ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 45%.

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

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report, based upon 44,630,316 shares being beneficially owned, which includes 1,444,375 shares underlying outstanding stock options and warrants that could have been exercised at March 31, 2015:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(1)
Common Stock	Kraig T. Higginson(2)	1,445,800	3.2%
Common Stock	Ty Mattingly(3)	5,875,000	12.7%
Common Stock	Randall F. Pearson(4)	666,432	1.07%
Common Stock	Matthew G. Pearson(5)	150,000	0.36%
Common Stock	Officers and Directors as a group (four persons)	7,772,232	17.4%

(1)

Unless indicated otherwise, all share ownership is direct, and all computations exclude 70,000 shares underlying warrants issued in connection with our private placement of shares of our common stock in 2013 because such warrants expired on May 31, 2015.

(2)

Mr. Higginson’s ownership includes 750,000 shares owned by Eclipse Fund LLC; 325,800 shares owned by Radion Energy LLC; and 370,000 shares owned by Ecosystems Resources LLC.

(3)

Mr. Mattingly’s ownership includes 4,000,000 shares owned in the name of Primary Colors, LLC; 1,500,000 shares owned in the name of North Shore Foundation, LLP.  Mr. Mattingly is the beneficial owner of Primary Colors, LLC and North Shore Foundation, LLP.  It also includes 375,000 shares underlying vested stock options.

(4)

Mr. Pearson’s ownership includes 375,000 shares underlying vested stock options.

(5)

Mr. Pearson’s ownership includes 150,000 shares underlying vested stock options.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  The present outstanding stock options of management are subject to adoption of an equity stock option or similar plan to be adopted in the near future for the benefit of employees, officers and directors prior to exercise and are not included in these computations.  See Part III, Item 11.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest, except as stated below.

As of March 31, 2015, we had borrowed $1,500,000 from an entity that is a stockholder in the Company.  Prior to November 20, 2014, the various outstanding notes payable totaling $1,110,000 did not accrue interest and were payable on demand.  On November 20, 2014, we consolidated the various obligations into a single master loan agreement which brought the Related Party-Note Payable balance to $1,362,000, which included fees and accrued interest.  On February 20, 2015, the agreement was consolidated again with the acceptance of an additional $138,000 in cash, bringing the Related Party-Note Payable balance to $1,500,000, excluding accrued but unpaid interest.  The new note incurs interest at 7.5%, requires origination fees, has a due date of December 31, 2015, or at the immediate time when the anticipated raise in equity funds is successful, and is collateralized by Advance for Investment in NIBs.  During the year ended March 31, 2015, we recorded approximately $180,000 of origination fees and other related expenses associated with the notes, which are included in interest expense on the statement of operations.

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

Parents

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2015, and 2014:

Fee Category	2015	2014
Audit Fees	$99,997	$80,704
Audit-related Fees	$7,209	$18,030
Tax Fees	$7,675	$865
All Other Fees	$-	$-
Total Fees	$114,881	99,599

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

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit Number	Description
10.1	HFII Asset Transfer Agreement
10.2	Amendment No. 1 to HFII Asset Transfer Agreement
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and acting CFO.
101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

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

Parts I, II, III and IV

Where Incorporated In This Transition Report(1), (2)

Current Report on Form 8-KA-1 dated March 29, 2013, and filed with the SEC on May 24, 2013.

3(i)(b)    Certificate of Amendment to change name

10.3        NIBs Asset Transfer Agreement

NIBs Secured Promissory Note

NIBs Pledge Agreement

Parts I, II, III and IV
Current Report on Form 8-KA-2 dated March 29, 2013, and filed with the SEC on July 11, 2013.	Parts I, II, III and IV
Current Report on Form 8-K/A-3 dated March 29, 2013, and filed with the SEC on September 12, 2013	Parts I, II, III and IV
Current Report on Form 8-K/A-4 dated March 29, 2013 and filed with the SEC on November 27, 2013	Parts I, II, III and IV
Current Report on Form 8-K dated April 17, 2013, and filed with the SEC on April 17, 2013. 99.1 Press Release dated April 17, 2013	Part I, Item I

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

Part I, Item 1

Where Incorporated In This Transition Report(1), (2)

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

Exhibit A-1 Note (See Exhibit 10.7 above)

10.9       Amended and Restated Assignment Agreement from DMF to Hyperion

Exhibit A-1 Note (See Exhibit 10.7 above)

10.10     Assignment of Buyback Rights of Amended and Restated Secured Promissory Note by DMF to the Company

Exhibit A-1 Note (See Exhibit 10.7 above)

Exhibit A-2 Assignment Agreement (See Exhibit 10.9 above)

Part I, Item 1
Current Report on Form 8-K/A-3 dated June 7, 2013, and filed May 8, 2014	Part I, Item 1
Current Report on Form 8-K/A-4 dated June 7, 2013, and filed May 27, 2014	Part I, Item 1
Current Report on Form 8-K/A-4 dated June 7, 2013, and filed July 10, 2014 10.11 Europa Structuring and Consulting Agreement Amendment No. 3
Current Report on Form 8-K dated October 21, 2013, and filed October 24, 2013 99 Press Release	Part III, Item 11
Current Report on Form 8-K dated November 12, 2013, and filed on November 12, 2013 99 Press Release	Part I, Item 1
Current Report on Form 8-K dated January 14, 2014, and filed on January 14, 2014 99 Press Release	Part I, Item 1
Current Report on Form 8-K dated July 21, 2014, and filed on July 21, 2014 99 Letter to Shareholders	Part I, Item 1
Quarterly Report on Form 10Q for the quarter ended September 30, 2014 Form of Extension Agreement to Lock-Up/Leak-Out Agreement	Part I, Item 1

Where Incorporated In This Transition Report(1), (2)
Current Report on Form 8-K dated December 5, 2014, and filed on December 8, 2014 10 HFII Letter of Intent	Part I, Item 1
Current Report on Form 8-K dated December 31, 2014, and filed on January 6, 2015, regarding Director resignation	Part III, Item 10
Current Report on Form 8-K dated January 12, 2015, and filed on January 15, 2015, regarding Director election	Part I, Item 1, Part III, Item 10
Amended Current Report on Form 8-K/A dated December 31, 2014, and filed on February 11, 2015, regarding resigning Director vested options	Part III, Item 10
Amended Current Report on Form 8-K/A-2 dated December 31, 2014, and filed on February 11, 2015, regarding resigning Director vested option exercise price	Part III, Item 10
Amended Current Report on Form 8-K/A dated December 5, 2014, and filed on March 6, 2015, regarding the HFII Asset Transfer Agreement based on the HFII Letter of Intent	Part I, Item 1
Current Report on Form 8-K dated March 10, 2015, and filed on March 10, 2015 99 Press Release	Part I, Item 1
Current Report on Form 8-KA dated December 5, 2014, and filed on April 7, 2015, regarding Amendment No. 1 to the HFII Asset Transfer Agreement	Part I, Item 1

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

SUNDANCE STRATEGIES, INC.

Date:	June 15, 2015	By:	/s/Randall F. Pearson
Randall F. Pearson, President, Acting CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Transition Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SUNDANCE STRATEGIES, INC.

Date:	June 15, 2015	By:	/s/Randall F. Pearson
Randall F. Pearson, President, Acting CFO and Director

Date:	June 15, 2015	By:	/s/Kraig Higginson
Kraig Higginson, Chairman of the Board

Date:	June 15, 2015	By:	/s/Ty Mattingly
Ty Mattingly, Director