Form 10-Q
period 2015-06-30
Sundance Strategies, Inc.
filed 2015-08-10
CIK 1171838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer [  ]      Accelerated filer [X]       Non-accelerated filer [  ]      Smaller reporting company [  ]

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 10, 2015 – 44,128,441 shares of common stock.

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein.  Most recently, a list of risk factors was outlined in our 10-K Annual Report for the fiscal year ended March 31, 2015, and filed with the SEC on June 15, 2015, on pages 25 though 39 thereof, which is referenced in Part II, Item 6, below.  Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

PART I

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of the Company and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The results from operations for the three month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2016. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2015, Consolidated Financial Statements and footnotes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended March 31, 2015, which was filed with the SEC on June 15, 2015, and which is referenced in Part II, Item 6, below.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015	5

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2015 and 2014	7

Notes to the Condensed Consolidated Financial Statements	8 - 13

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
June 30, 2015 and March 31, 2015
(Unaudited)
	June 30,	March 31,
	2015	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$21,951	$336,370
Prepaid Expenses	-	1,875

Total Current Assets	21,951	338,245

Other Assets
Investment in Net Insurance Benefits	23,368,665	22,544,635
Advance for Investment in Net Insurance Benefits	3,834,033	3,596,386
Notes Receivable	211,000	211,000
Other	27,875	16,428
Total Other Long-term Assets	27,441,573	26,368,449
Total Assets	$27,463,524	$26,706,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$349,351	$255,361
Accrued Expenses	4,296	181,917
Notes Payable	-	1,326,876
Note Payable-Related Party	-	1,500,000
Total Current Liabilities	353,647	3,264,154

Long-Term Liabilities
Note Payable-Related Party	1,875,000	-
Convertible Debenture	700,000	-
Accrued Expenses	50,444	-
Total Long-Term Liabilities	2,625,444	-
Total Liabilities	2,979,091	3,264,154

Temporary Equity
Contingently Redeemable Common Stock	750,000	-

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares, par value $0.001; 44,222,191 and 43,185,941 shares issued and outstanding, respectively	44,222	43,186
Additional Paid In Capital	23,954,163	16,316,882
Additional Paid In Capital- Stock to be Issued	-	7,540,000
Accumulated Deficit	(263,952)	(457,528)
Total Stockholders' Equity	23,734,433	23,442,540
Total Liabilities and Stockholders' Equity	$27,463,524	$26,706,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2015	2014

Interest Income on Investment in Net Insurance Benefits	$824,030	$563,498

General and Administrative Expenses	595,954	616,366

Income (Loss) from Operations	228,076	(52,868)

Other Income (Expense)
Interest Income	4,702	4,342
Interest Expense	(39,202)	(16,141)
Other, net	-	6,303

Total Other Expense	(34,500)	(5,496)

Income (Loss) Before Income Taxes	193,576	(58,364)
Income Tax Provision	-	-

Net Income (Loss)	$193,576	$(58,364)

Basic and Diluted:
Basic Earnings (Loss) Per Share	$-	$(0.01)
Diluted Earnings (Loss) Per Share	$-	$(0.01)

Basic Weighted Average Number of Shares Outstanding	43,433,750	43,015,941
Diluted Weighted Average Number of Shares Outstanding	44,826,040	43,015,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2015	2014

Operating Activities

Net Income (Loss)	$193,576	$(58,364)
Adjustments to reconcile to cash from operating activities:
Share Based Compensation - Options	98,317	104,150
Advance for Investments in Net Insurance Benefits	(237,647)	(553,557)
Accrued Interest Income	(11,447)	4,198
Prepaid Expenses	1,875	-
Accounts Payable	93,990	47,053
Accrued Expenses	45,947	1,298
Investment in Net Insurance Benefits	(824,030)	(563,498)

Net Cash from Operating Activities	(639,419)	(1,018,720)

Investing Activities

Proceeds from Notes Receivable	-	550,000

Net Cash from Investing Activities	-	550,000

Financing Activities

Proceeds from Issuance of Notes Payable-Related Party	375,000	100,000
Proceeds from Issuance of Convertible Debenture	700,000	-
Redemption of Temporary Equity	(750,000)	-

Net Cash from Financing Activities	325,000	100,000

Net Change in Cash	(314,419)	(368,720)
Cash at Beginning of Period	336,370	375,212

Cash at End of Period	$21,951	$6,492

Non Cash Financing Activities
Cash Paid for Interest	$-	$-
Notes Receivables Exchanged for Advance for Investment in NIBs	$-	$100,000
Exchange Note Payable and Accrued Interest for Temporary Equity	$1,500,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

(1) ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2015, audited consolidated financial statements and the accompanying notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.  These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, and engaged in the retail selling of beverage products to the general public until these endeavors ceased in 2006; it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company” or “we”). The Company is a specialty financial services company which is engaged in the secondary market for life insurance known generally as “life settlements.” Currently, the Company is focused on the purchase of net insurance benefit contracts (“NIB”) on life insurance policies between the sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes. The purchasers have available credit to pay premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the NIB after all borrowings, interest and expenses have been paid out of the settlement proceeds.

(2) NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted, and companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company does not believe adoption of this ASU will have a material impact on its financial statements.

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

(UNAUDITED)

June 30, 2015

(2) NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

(3) INVESTMENT IN NET INSURANCE BENEFITS

As of the three months ended June 30, 2015 and the fiscal year ended March 31, 2015, investments in NIBs were as follows:

	June 30, 2015	March 31, 2015
Beginning Balance	$ 22,544,635	$ 12,243,411
Additional investments	-	7,846,746
Accretion of interest income	824,030	2,454,478
Distributions of investments	-	-
Impairment of investments	-	-
Total	$ 23,368,665	$ 22,544,635

The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance contracts that have been financed by an independent third party via a loan from a senior lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”).  Future expected cash flow is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment and service provider or other third-party payments.  The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.   The Company holds a 100% interest in the NIBs relating to the underlying life insurance policies as of June 30, 2015 and March 31, 2015.

The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company.  At the time of purchase of an investment in NIBs, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations.   Subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion.  Any positive or adverse change in cash flows that does not result in the recognition of an “other-than-temporary impairment” (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income.  We have not recognized any significant adverse change in future estimated cash flows relating to our investment in NIBs from January 31, 2013 (inception) to the periods ended June 30, 2015.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

(3) INVESTMENT IN NET INSURANCE BENEFITS (continued)

We evaluate the carrying value of our investment in NIBs for impairment on a regular basis and, if necessary, adjust our total basis in the NIBs using new or updated information that affects our assumptions.  We recognize impairment on a NIB contract if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and direct external costs, if any. We have not recognized any impairment on our investment in NIBs from January 31, 2013 (inception), to the periods ended June 30, 2015.

In estimating these cash flows for purposes of interest income and impairment calculations, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from those estimates.

(4) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“Del Mar”). The Del Mar ATA involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets that are consideration and collateral for certain cash advances and expense payments made by the Company. The original end result of the Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBs.”  The original due date for the conversion was December 31, 2013, which date has subsequently been extended several times, with the most recent extension to August 31, 2015.  The conversion can be accepted by the Company upon receipt of a combined face amount of $400,000,000 of “Qualified NIBs,” meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality re-insurance coverage. All remaining NIBs that are not converted to “Qualified NIBs” and all other assets conveyed to the Company as collateral to assure delivery of the Qualified NIBs are to be re-conveyed to Del Mar upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000.

During January 2014, the Company completed with Del Mar the closing of Qualified NIBs with associated death benefits of $90.6 million for $5,436,000. These Qualified NIBs are part of the $400,000,000 commitment.

During December 2014, Del Mar refunded $904,274 advanced from the Company because of Del Mar’s delay in delivering the remaining portions of the $400,000,000 Qualified NIBs commitment.  The refund is recorded as a reduction of Advance for Investment in Net Insurance Benefits.

On April 30, 2015, the Company finalized an amendment to the Del Mar ATA and the related “Europa Agreement” (as defined below) to extend the deadline until August 31, 2015.  The extension is intended to give the Company time to work towards a settlement agreement with Del Mar, as it appears unlikely that Del Mar will be able to fulfill its obligation to deliver the remaining $309,400,000 in Qualified NIBs.  During this extension period, management will work toward a dissolution and resolution of the Del Mar ATA.

At June 30, 2015, the Company held collateral against the cash advances and expense payments made by the Company to Del Mar.  The collateral includes NIBs associated with life settlement policies with a face value that originally totaled $94,000,000. During June, 2015, one of the life settlement policies matured for $10,000,000, lowering the remaining face value of life settlement policies to $84,000,000 at June 30, 2015. The premiums and expenses related to the maintenance of these life insurance policies are financed by a loan from a senior lender.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

(4) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS (continued)

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

(5) NOTE PAYBALE AND LINE-OF-CREDIT RELATED PARTY

As of June 30, 2015, the Company has borrowed $1,500,000, from an entity which is a stockholder in the Company, under a combined note payable and Line-of-Credit Agreement that allows for borrowings of up to $2,130,000 through September 30, 2016, at which time principal and interest is due in full.  The note payable and line-of-credit incurs interest at 7.5 percent and is collateralized by Advance for Investment in NIBs.

During the three months ended June 30, 2015, the Company borrowed $375,000 from a stockholder and Board member.   The borrowing terms were formally finalized on July 22, 2015 (see Note 9).

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

(6) NOTES PAYABLE TRANSFERRED TO TEMPORARY EQUITY

At March 31, 2014, the Company owed $1,455,904, including accrued interest for notes payable.  During the year ended March 31, 2015, the Company had accrued an additional $37,350 in interest.  The note incurred interest at 4%, was collateralized by NIBs and was due April 2015.  During the three months ended June 30, 2015, the note payable and related accrued interest was converted to temporary equity through the issuance of 187,500 shares of common stock with a redemption feature (See Part II, Item 5, below).  On June 9, 2015, the holder of the redemption feature, exercised a portion of the redemption right relating to 93,750 shares and, as a result, the holder accepted the Company’s redemption payment of $750,000.  The redemption feature on the remaining 93,750 shares was originally eligible to be exercised by the holders on October 31, 2015, and is currently in negotiation to be extended to September 30, 2016.

(7) CONVERTIBLE DEBENTURE AGREEMENT

On June 2, 2015, the Company entered into an 8% Convertible Debenture Agreement that allows for borrowings of up to $3,000,000 through September 30, 2016, at which time principal and interest is due in full. On June 2, 2016, the holder can elect to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company.  The number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received.  During June, 2015 the Company drew $700,000 under the agreement. Management has concluded there is currently no beneficial conversion feature associated with this instrument, as the conversion date is a year after the agreement was initiated and is also contingent.

(8) LIQUIDITY AND CAPITAL REQUIREMENTS

Under the current business plan, the Company purchases life insurance policies and residual interests in or financial products tied to life insurance policies when they fit its model and its cash flows are sufficient to fund those purchases (with exception of the Del Mar ATA wherein the Company committed to purchase a certain number of Qualified NIBs as Del Mar made them available).  The Company expects to finance NIB purchases, as well as its operating working capital requirements, with proceeds from planned public and/or private offerings of its securities and debt financing. There can be no assurance that the Company will be successful in the anticipated equity and debt offerings or that it will be successful in raising additional capital in the future on terms acceptable to the Company, or at all.

If the Company is unable to raise sufficient capital through the planned securities and debt offerings or other alternative sources of financing, management will curtail NIB purchases. Under this plan, expenditures for NIBs will be curtailed. The Company believes that it will be able to fund its operating working capital requirements with existing lines-of-credit and debentures agreements.

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

(9) SUBSEQUENT EVENTS

On July 22, 2015, the Board of Directors approved an amendment to modify the vesting schedule for stock options issued to an executive.  The amendment clarified that the option to purchase 400,000 shares of the Company’s $0.001 par value common stock at $5.00 per share, with a five year term, expiring March 31, 2018, was at a vesting rate of 11,111 stock options monthly, commencing with October, 2013 and ending with September 30, 2016, subject to continued employment with the Company.  As a result of this modification, the Company revalued the options on July 22, 2015, and arrived at a fair value of $528,023.  Up through June 30, 2015, the Company had previously

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

(9) SUBSEQUENT EVENTS (continued)

amortized $452,443 in expense relating to the options. The difference between the new valuation and the previously expensed amount will be amortized over the remaining 2.3 years of the life of the options.

On July 22, 2015 the Company entered into a Line-of-Credit agreement with a related party, stockholder and Board member that allows for borrowings of up to $1,115,000.  The note incurs interest at 7.5 percent, allows for origination fees, has a due date of September 30, 2016, or at the immediate time when the anticipated raise in equity funds is successful, and is collateralized by Advance for Investment in NIBs.  During the three months ended June 30, 2015, the Company borrowed $375,000, and subsequent to June 30, 2015, the Company drew an additional $190,000 on the Line-of-Credit, for a total of $565,000 drawn on the Line-of-Credit as of the date of this filing.

During July, 2015, a group of persons located in the United States (the “Purchasers”) acquired the entities that owned all of the portfolios of life insurance contracts underlying the Company’s NIBs.  The Company was supportive of the purchase because it believes this ownership change will result in a reduction of costs and expenses associated with ownership of the NIBs, which should increase their intrinsic value.  The Purchasers have also agreed to amend the NIBs agreements to provide greater disclosure to the Company and limit permitted expenses to be paid prior to payments to the NIBs holders, pending certain regulatory and tax approvals.  In connection with this purchase, the Purchasers and the respective owners of these portfolios entered into a Settlement Agreement releasing such owners and their managers from liability related to their ownership and management of the entities that owned the respective portfolios of life insurance contracts.  The Purchasers further required releases from the Company and the payment of certain accrued expenses.  Accordingly, effective as of July 17, 2015, the Purchasers acquired all of the ownership interests in the entities that owned all of the portfolios of life insurance contracts underlying the Company’s NIBs from their prior owners and executed a Settlement Agreement with such owners and the Company in relation to these matters.  The NIBs amendments are in process, and the Company believes the NIBs amendments will be in effect within the next six months. The Company and Purchasers agreed to indemnify the prior owners of such portfolios against future claims in connection with the issuance of the NIBs or their ownership or management of the entities sold, based on actions that occurred prior to this sale to the Purchasers.  Management of the Company is presently not aware of the existence of any such claims.  Neither the purchase of these entities nor the Settlement Agreement resulted in any material change in our NIBs ownership interest.

During July, 2015, the Company amended the 8% Convertible Debenture Agreement (see Note 7) to reflect that the price at which the Debenture may be converted will be no lower than $1.00 per share.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.  Reference is also made to the caption “Forward-Looking Statements” at the forepart of this Quarterly Report, which information is incorporated herein by reference.

Plan of Operations

We are engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” These life insurance interests are anticipated to be held to maturity. Our plan of operation for the next 12 months is to continue the acquisition of these life insurance interests whereby we will acquire the interests in life insurance policies at a discount to their face value for investment purposes. We began purchasing the net insurance benefits in life insurance policies (“NIBs”) during our fiscal year ended March 31, 2013. This is not a market sector without competition, and at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry, and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in the Qualified NIBs or through debt or equity financing. We may be required to expend not less than approximately $95.1 million on premiums, interest and servicing costs over the next five years to protect our interest in our NIBs, though we have no legal responsibility or adequate funds for these payments. These payments are currently being made through an unrelated senior lending facility.

We currently estimate proceeds of approximately $96.5 million on the NIBs owned as of June 30, 2015, and acquired from PCH Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“PCH”), Del Mar Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Del Mar”) and HFII Assets Solutions, LLC, a Delaware limited liability company (“HFII”). This amount is based on the estimated proceeds from polices of approximately $341.2 million in face value, which includes estimated return of premiums; less the Senior Loans debt or MRI repayments outstanding of approximately $78.9 million, expected premium payments of approximately $100.3 million over the life expectancies and estimated expenses and interest of approximately $65.5 million over the term of the Senior Loans.

We use an estimation methodology to project cash flows and returns as presented. The estimation model required many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in our portfolio would exhibit similar experience to a statistically diverse portfolio based upon which the mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LE’s”) provided by LE providers represent the actuarial mean of the life expectancies of the insureds in our portfolio, (iii) the weighted average of the LEs provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LE’s; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifetime of our portfolio; and the Senior Lender fees, MRI fees, and insurance, servicing and custodial fees do not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from our initial assumptions. These portfolios currently contain only 104 fractionalized policies on 60 individual insureds, though insurance rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect; therefore, no assurance can be given that these estimated results will occur.

We advanced payments to purchase future additional life settlement products during the quarter ended June 30, 2015, and if these life settlement products become “Qualified NIBs” as defined in the acquisition documents, we will also utilize the estimation methodology to estimate what our proceeds from these “Qualified NIBs” may be, all subject to the same assumptions, qualifications and risks referenced above.

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

Interest income on investment in NIBs totaled $824,030 and $563,498 for the three months ended June 30, 2015, and 2014, respectively.  The increase is primarily due to the acquisition of additional NIBs in March 2015.

General & Administrative Expenses

General and administrative expenses totaled $595,954 and $616,366 during the three months ended June 30, 2015, and 2014, respectively.  A significant portion of these expenses were professional fees, payroll and travel expenses.

Other Income and Expenses

Other income and expenses primarily consist of interest on the note payable related-party and convertible debenture, as well as interest income. During the three months ended June 30, 2015, and 2014, interest expense has accrued in the amount of $39,202 and $16,141, respectively.

Income Taxes

During the three months ended June 30, 2015, and 2014, we had no taxable income.

Liquidity and Capital Resources

From our inception on January 31, 2013, through the three months ended June 30, 2015, we incurred cumulative net losses of $263,952.  Management has expressed its belief that we need to raise approximately $40 million to $50 million in additional funds through equity or debt financing to continue our business model and to effectively compete in the life settlement industry during fiscal 2016 and beyond.  We raised $11,942,500 (gross) in our private placement that commenced in April 2013. Our monthly expenses are between approximately $140,000 and $290,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses.  We believe we will have adequate cash resources for our estimated monthly expenses through August 31, 2016, excluding any other acquisitions of additional NIBs and other life settlement products.

We held cash assets at June 30, 2015, and 2014, of $21,951 and $336,370, respectively.  We have only common stock as our capital resource. We will be reliant upon stockholder loans or private placements of equity or debt to fund any future operations. Although management is actively pursuing opportunities to raise additional equity and debt capital, we have secured no sources of loans, and there is no assurance that we will be able to raise any required debt or equity financing. We do not anticipate having adequate revenues from operations for three to four years, and until a revenue stream has been established, we will require debt or equity funding to fund our current and intended business. If management is unsuccessful in these efforts, discontinuance of operations is a possibility.

For the three months ended June 30, 2015, and 2014, we recorded net cash used in operating activities of $639,419 and $1,018,720, respectively. We used cash of $237,647 and $553,557 on advance for investments in NIBs under the Del Mar ATA.

During March 2015, we agreed to pay cash, issue common stock and forgive a note receivable in exchange for relief of a $1,493,254 note payable (explained in Debt, below.  Also see Note 6 in the Footnotes to the Financials) and the receipt of NIBs.  The net consideration given for the relief of note payable and receipt of NIBs totaled $1,493,254 and $7,846,746, respectively, for a total of $9,340,000 (of which $150,000 is cash, $150,000 is forgiveness of a note receivable and $9,040,000 is common stock consideration).  Of the 1,130,000 common shares to be issued, 187,500 shares contain a redemption feature that requires the Company to buy back the shares for $8 per share ($1,500,000 in total) at the option of the holder.  The 1,130,000 common shares, including the 187,500 shares containing a redemption feature, were issued on June 9, 2015.

Net cash provided by financing activities totaled $325,000 and $100,000 for the three months ended June 30, 2015, and 2014, respectively.  The increase in cash from financing activities was the result of drawing $700,000 on the an 8% Convertible Debenture dated June 2, 2015, as well as borrowing $375,000 from a Related Party, which amounts were offset by a $750,000 payment made on the exercise of the redemption right on 93,750 common shares.

Under our current business plan, we purchase NIBs only when they fit our model and our cash flows are sufficient to fund those purchases (with exception of the Del Mar ATA wherein we committed to purchase a certain number of Qualified NIBs as Del Mar made them available).  We expect to finance our NIBs purchases, as well as our operating working capital requirements, with proceeds from planned public and/or private offerings of our securities and debt financing. There can be no assurance that we will be successful in the anticipated equity and debt offerings or that we will be successful in raising additional capital in the future on terms acceptable to us, or at all.

If we are unable to raise sufficient capital through the planned securities and debt offerings or other alternative sources of financing, management will curtail NIB purchases.  We believe that we will be able to fund our operating working capital requirements with existing Lines-of-Credit and 8% Convertible Debentures Agreements, which totaled $6,245,000, of which $3,480,000 is available at July 31, 2015.

The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. To continue as a going concern beyond the period ending August 31, 2016, and in order to continue to acquire life insurance policies and residual interests in or financial products tied to life insurance policies we will need to complete the planned securities and debt offerings or obtain alternative sources of financing. Absent additional financing, we will not have the resources to execute our business plan.

Debt

At June 30, 2015, we owed $2,625,444, including accrued interest, for long-term obligations.  On June 9, 2015, we converted a note payable and accrued interest to equity through the issuance of the 187,500 shares of common stock containing the redemption feature (as explained in Liquidity and Capital Resources, above). At June 30, 2015, we also held notes payable-related parties of $1,875,000, excluding accrued interest. We may borrow money in the future to finance our operations. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President, who is also deemed to be our principal executive officer and our acting Chief Financial Officer (“CFO”), concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective and that the information required to be disclosed by us in reports filed under the Exchange Act is not (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We are in a continued process of adopting specific internal control mechanisms with our Board of Directors’ and our executive officers’ collaboration to ensure effectiveness as we grow our business.  We appointed a Chief Operating Officer (“COO”) in October, 2013, to assist us in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between management and all members of the Board of Directors to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting and disclosure of information.  During 2014, we hired additional personnel and advisors, including a certified public accountant, to assist us with our internal control mechanisms.

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

Item 1A.  Risk Factors.

Not required; however, for information about risk factors affecting us, our business and our common stock, see our 10-K Annual Report for the fiscal year ended March 31, 2015, and filed with the SEC on June 15, 2015, on pages 25 though 39 thereof, which is referenced in Part II, Item 6, below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On June 2, 2015, we entered into an 8% Convertible Debenture Agreement that allows us to borrow of up to $3,000,000 through September 30, 2016.  See Note (7) of our accompanying financial statements to this Quarterly Report, above.

The sale of the 8% Convertible Debenture underlying this 8% Convertible Debenture Agreement was exempt from the registration provisions of the Securities Act under Section 4(a)(2) thereof.  The purchaser was an “accredited investor” as that term is defined in Rule 501 of SEC Regulation D, and such purchaser had prior access to all of our filings made with the SEC under the Exchange Act.

Purchases of Equity Securities by Us or our Affiliates

There were no purchases by us or any affiliated persons of any shares of our equity securities during the quarter ended June 30, 2015.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

(i)

On June 7, 2013, we entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar that involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies or NIBs, among other assets that are consideration and collateral for certain cash advances and expense payments made by us. The original end result of the Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBs.”  The original due date for the conversion was December 31, 2013, which date has subsequently been extended several times, with the most recent extension being to August 31, 2015.  The conversion can be accepted by us upon receipt of a combined face amount of $400,000,000 of “Qualified NIBs,” meaning that the NIBs would have premium financing secured for up to five years; that any grouping of NIBs would have not less than 10 policies; that the average age of the insureds under the life insurance policies would be approximately 81 years; and that the NIBs would have mortality re-insurance coverage. All remaining NIBs that are not converted to “Qualified NIBs” and all other assets that were  conveyed to us under the Del Mar ATA as collateral were to assure delivery of the Qualified NIBs by Del Mar and are to be re-conveyed to Del Mar conditional upon receipt of combined Qualified NIBs having a face amount equal to $400,000,000.  A complete description of the Del Mar ATA and the Europa Agreement, both as amended, is contained in our 8-KA-5 Current Report date June 7, 2014, which was filed with the SEC on July 10, 2014.  See Part II, Item 6 below.

During January 2014, we completed the closing of Qualified NIBs with associated death benefits of $90.6 million for $5,436,000. These Qualified NIBs are part of the $400,000,000 Qualified NIBs commitment under the Del Mar ATA.

During December 2014, Del Mar refunded $904,274 advanced by us because of Del Mar’s delay in delivering the remaining portion of the $400,000,000 Qualified NIBs commitment.  The refund was recorded as a reduction of Advance for Investment in Net Insurance Benefits in our condensed consolidated financial statements.

During June, 2015, we finalized an amendment to the Del Mar ATA and the related “Europa Agreement” (as defined below) to extend the deadline for delivery of the balance of the Qualified NIBs due until August 31, 2015.  The extension was intended to give the Company time to work towards a settlement agreement with Del Mar, as it appears unlikely that Del Mar will be able to fulfill its obligation to deliver the remaining $309,400,000 in Qualified NIBs. During this extension period, management will work toward a dissolution and resolution of the Del Mar ATA.

At June 30, 2015, we held collateral against the cash advances and expense payments made by us to Del Mar, which collateral includes NIBs associated with life settlement policies with a face value that originally totaled $94,000,000. During June 2015, one of the life settlement policies matured for $10,000,000, lowering the remaining face value of life settlement policies to $84,000,000 at June 30, 2015. The premiums and expenses related to the maintenance of these life insurance policies are financed by a loan from a Senior Lender.

In the likely event Del Mar is unable to provide the Qualified NIBs by the extended due date of August 31, 2015, we will have the option of selling or retaining the collateral up to a liquidated damages settlement payment equal to 100% of any cash payments made under the Del Mar ATA. If the full balance of Qualified NIBs is provided by Del Mar, we will have paid $20,000,000 of consideration, $8,000,000 of which would be in cash and the remaining $12,000,000 in promissory notes. Promissory notes may be issued, pro rata, as Qualified NIBs are received. The promissory notes have a two year term from the effective date and bear an interest rate of 4.0% per annum. Total interest and principal amounts are due upon maturity.

As part of the Del Mar ATA, we entered into a Structuring and Consulting Agreement with Europa Settlement Advisors Ltd. (respectively, the “Europa Agreement” and “Europa”). We are required to pay a structuring fee of 1% of the face amount of the life insurance policies underlying all NIBs introduced by Europa and acquired by us, payable as follows: 50% of the fee on the delivery of the NIBs; and the remaining 50% being payable on the conversion of the NIBs to Qualified NIBs. The total restructuring fee will be up to $4,000,000.  In the event that any cash consideration paid by us under the Del Mar ATA exceeds the defined $8,000,000 cash threshold, the amount payable under the Europa Agreement will be reduced on a dollar for dollar basis for any such overage. The total purchase price will not exceed $24,000,000 under the Del Mar ATA, which is comprised of $12,000,000 in cash consideration and $12,000,000 in promissory notes.

On October 29, 2013, we and Europa, with the agreement of Del Mar, amended the Europa Agreement and the Del Mar ATA to acknowledge that the total up-front cash payment due from us under the Del Mar ATA and Europa Agreement shall not exceed $12,000,000; that we would receive a credit on a dollar for dollar basis of the cash payment and all costs and expenses paid under the Del Mar ATA over $8,000,000, against all fees due Europa under the Europa Agreement or the Del Mar ATA. In the event the Qualified NIBs delivered are less than $300,000,000 in face value under the Del Mar ATA Agreement, Del Mar and Europa shall be jointly and severally liable for liquidated damages equal to the aggregate of the cash payment under the Del Mar ATA and all of the costs advanced, reduced by the pro rata percentage of the Qualified NIBs delivered and accepted by the Company, multiplied by two; and if at least $300,000,000 in Qualified NIBs are delivered and accepted, then the cash payment and all costs will not be doubled if they are paid within 90 days.

During the fiscal year ended March 31, 2015, a substantial portion of the assets held by us as collateral for performance under the Del Mar ATA and the Europa Agreement was released.  It was our management’s belief that the assets released were too highly leveraged in a manner that would require excessive amounts of additional equity, that when evaluated extensively, it was determined that reaching the targeted rate of return for us would be difficult.  Some of the key reasons for the release of collateral assets include, but are not limited to, the following:

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

We continue to hold assets acquired under the Del Mar ATA that are being evaluated and processed to fit our Qualified NIBs criteria.  As mentioned above, they will need to fit our processes and structure without compromising our expected rates of return.  We do believe that if we are required to exercise our rights with regards to seeking the liquidated damages settlement by foreclosing on the collateral, while retaining the $90,600,000 in Qualified NIBs that have already been received by us under the Del Mar ATA, that the collateral we now hold has sufficient value to recover such damages.

Also on October 29, 2013, we entered into an Exclusivity Agreement with the consultant to Europa under the Europa Agreement under which the Company advanced $25,000 to such consultant for services related to the purchase of Qualified NIBs associated with the $400,000,000 in life insurance policies due under the Del Mar ATA.

(ii)

Certain founding shareholders of the Company owning approximately 32,727,000 shares of our common stock who executed and delivered Lock-Up/Leak-Out Agreements restricting the sale of their respective shares of common stock of the Company until on or about October 5, 2014, a date which was 18 months from the filing of our 8-K Current Report dated March 29, 2013, and filed with the SEC on April 5, 2013, regarding our acquisition by merger of ANEW LIFE, INC., a Utah corporation that became our wholly-owned subsidiary following such merger (“ANEW LIFE”), have executed and delivered Agreements that have extended the Lock-Up Period under these Lock-Up/Leak-Out Agreements for an additional year, to on or about October 5, 2015, and the Leak-Out Period in their initial Lock-Up/Leak-Out Agreements will now commence on the expiration of the new Lock-Up Period, or October 5, 2015.  These persons received their respective shares of common stock of the Company on the organization of ANEW LIFE and its subsequent merger into the Company on a share for share basis.  Certain other smaller founding shareholders or their transferees who collectively own approximately 225,000 shares of our common stock, each of whom owned less than 100,000 shares of our common stock, have also agreed to extend their respective Lock-Up Periods to October 5, 2015.  See Part II, Item 6, below.

(iii)

On December 5, 2014, we executed a binding Letter of Intent (“LOI”) to memorialize the intent of HFII to enter into an Asset Purchase Agreement with us involving the issuance of 1,130,000 shares of our common stock in exchange for two portfolios of Qualified NIBs then held by HFII in Hyperion Funds II plc. The life settlement policies underlying these Qualified NIBs have a combined face value at maturity of approximately $124,375,000.  In addition, the LOI states that the collateral will be released relating to the $2,999,000 in assets contained in the Amended and Restated Promissory Note held by us that was initially executed and delivered to Del Mar on November 5, 2013 (See Note 6 of our condensed consolidated financial statements above).  Also, the LOI outlines that up to 187,500 shares of our common stock anticipated to be issued in the proposed transaction will have a put right held by HFII that will require us to buy back the shares at $8 per share.   We executed and delivered the HFII Asset Transfer Agreement on March 2, 2015, and as amended on March 31, 2015, under which we agreed to acquire, and HFII agreed to sell, certain NIBs and exchanged certain debt for equity as outlined in the LOI of December 5, 2014, referenced above, in consideration of our agreement to issue HFII 1,130,000 shares of our common stock, with such shares being subject to a 12 month Lock-Up Agreement and with 187,500 of the shares containing a redemption feature (the First and Second Put Options) that may require the Company to buy back the shares for $8 per share on the option of the holder.  Under the HFII Asset Transfer Agreement, we granted HFII a Put Option to put to us 187,500 of our shares that we agreed to issue to HFII, at a purchase price of $8.00 per share or an aggregate total of $1,500,000, in two puts: (i) 93,750 shares for $8.00 per share or a total of $750,000 (the “First Put Option”), which amount has been paid by us ($375,000 on April 2, 2015, and $375,000 on June 9, 2015) and (ii) 93,750 shares on October 31, 2015, for $8.00 per share or a total of $750,000 (the “Second Put Option”), which is currently in negotiation to be extended to September 30, 2016.  If the holder elects to exercise the second redemption agreement relating to the remaining 93,750 shares and if we do not have the liquidity to pay the Second Put Option, the Clawback Rights of HFII provide that the Asset Purchase Agreement shall be terminated; we shall return all of HFII’s assets; HFII shall repay the Consideration and any other costs and expenses paid by us in connection with its assets (including, but not limited to any Put Option payments made); and HFII shall offset amounts owed by us under the Amended and Restated Promissory Note by such Consideration any Put Option payments made; and any other costs and expenses paid by us in connection with HFII’s assets, which additional costs and expenses shall be agreed upon by us and HFII in one or more separate writings. We have a 45 day Cure Period on the Second Put Option.  A complete description of the HFII LOI and Asset Transfer Agreement, as amended, is contained in our 8-KA-2 Current Report dated December 5, 2014, which was filed with the SEC on April 7, 2015.  See Part II, Item 6, below.

(iv)

During July, 2015, a group of persons located in the United States (the “Purchasers”) acquired the entities that owned all of the portfolios of life insurance contracts underlying our NIBs.  We were supportive of the purchase because we believe this ownership change will result in a reduction of costs and expenses associated with ownership of the NIBs, which should increase their intrinsic value.  The Purchasers have also agreed to amend the NIBs agreements to provide greater disclosure to us and limit permitted expenses to be paid prior to payments to the NIBs holders, pending certain regulatory and tax approvals.  In connection with this purchase, the Purchasers and the respective owners of these portfolios entered into a Settlement Agreement releasing such owners and their managers from liability related to their ownership and management of the entities that owned the respective portfolios of life insurance contracts.  The Purchasers further required releases from us and the payment of certain accrued expenses.  Accordingly, effective as of July 17, 2015, the Purchasers acquired all of the ownership interests in the entities that owned all of the portfolios of life insurance contracts underlying the Company’s NIBs from their prior owners and executed a Settlement Agreement with such owners and the Company in relation to these matters.  The NIBs Amendments are in process, and we believe the NIBs amendments will be in effect within the next six months.  In addition, we and Purchasers agreed to indemnify the prior owners of such portfolios against future claims in connection with the issuance of the NIBs or their ownership by, or management of, the entities sold, based on actions that occurred prior to this sale to the Purchasers.  Management is presently not aware of the existence of any such claims.  Neither the purchase of these entities nor the Settlement Agreement resulted in any material change in our NIBs ownership interest.

(v)

On July 22, 2015, we entered into a Line-of-Credit agreement with a related party, stockholder and Board member that allows for borrowings of up to $1,115,000.  The note incurs interest at 7.5 percent, allows for origination fees, has a due date of September 30, 2016, or at the immediate time when the anticipated raise in equity funds is successful, and is collateralized by Advance for Investment in NIBs.  During the three months ended June

30, 2015, we borrowed $375,000, and subsequent to June 30, 2015, we drew an additional $190,000 on the Line-of-Credit, for a total of $565,000 drawn on the Line-of-Credit as of the date of this filing.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

Exhibit Number	Description

10.1	Form of Lock-Up/Leak-Out Agreement*
10.2	Form of Extension Agreement to Lock-Up/Leak-Out Agreement**
10.3	HFII Asset Transfer Agreement
10.4	Amendment No. 1 to HFII Asset Transfer Agreement
10.5	Debenture Agreement dated June 2, 2015
10.6	8% Convertible Debenture
10.7	Line-of-Credit Agreement
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and acting CFO.

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

*Filed as Exhibit 10.7 to our Current Report on Form 8-K dated March 29, 2013, and filed with the SEC on April 5, 2013.

**Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and filed with the SEC on November 11, 2014.

Documents Incorporated by Reference

8-KA-2 Current Report dated December 5, 2014, which was filed with the SEC on April 7, 2015, regarding the amendment to the Asset Transfer Agreement with HFII.

8-KA-1 Current Report dated December 5, 2014, which was filed with the SEC on March 6, 2015, regarding our Asset Transfer Agreement with HFII.

8-K Current Report dated December 5, 2014, and filed with the SEC on December 8, 2014, regarding our LOI with HFII.

8-K Current Report dated October 21, 2013, which was filed on October 24, 2013, regarding the employment of a COO.

10-K Annual Report for the fiscal year ended March 31, 2015, and filed with the SEC on June 15, 2015.

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

SUNDANCE STRATEGIES, INC.

Date:	August 10, 2015	By:	/s/Randall F. Pearson
Randall F. Pearson, President, CEO and Acting CFO