Form 10-Q
period 2015-09-30
Sundance Strategies, Inc.
filed 2015-11-10
CIK 1171838

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 9, 2015 – 44,315,941 shares of common stock.

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein.  Most recently, a list of risk factors was outlined in our 10-K Annual Report for the fiscal year ended March 31, 2015, and filed with the SEC on June 15, 2015, on pages 25 through 39 thereof, which is referenced in Part II, Item 6, below.  Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

PART I

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of the Company and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The results from operations for the three and six month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2016. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2015, Consolidated Financial Statements and footnotes thereto included in the Company’s 10-K Annual Report for the fiscal year ended March 31, 2015, which was filed with the SEC on June 15, 2015, and which is referenced in Part II, Item 6, below.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Page(s)

Condensed Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015	5

Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended September 30, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2015 and 2014	7

Notes to the Condensed Consolidated Financial Statements	8 - 13

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
September 30, 2015 and March 31, 2015
(Unaudited)
	September 30,	March 31,
	2015	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$93,237	$336,370
Prepaid Expenses	5,625	1,875
Total Current Assets	98,862	338,245

Other Assets
Investment in Net Insurance Benefits	27,600,484	22,544,635
Advance for Investment in Net Insurance Benefits	-	3,596,386
Notes Receivable	-	211,000
Other	-	16,428
Total Other Assets	27,600,484	26,368,449

Total Assets	$27,699,346	$26,706,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$215,959	$255,361
Accrued Expenses	-	181,917
Notes Payable	-	1,326,876
Note Payable-Related Party	-	1,500,000
Total Current Liabilities	215,959	3,264,154

Long-Term Liabilities
Note Payable-Related Party	2,132,000	-
Convertible Debenture	700,000	-
Accrued Expenses	49,505	-
Total Long-Term Liabilities	2,881,505	-
Total Liabilities	$3,097,464	$3,264,154

Temporary Equity
Contingently Redeemable Common Stock, par value $0.001; 93,750 and -0- shares issued and outstanding, respectively	750,000	-

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares,
par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares,
par value $0.001; 44,222,191 and 43,185,941 shares issued and outstanding, respectively	44,222	43,186
Additional Paid In Capital	24,156,661	16,316,882
Additional Paid In Capital- Stock to be Issued	-	7,540,000
Accumulated Deficit	(349,001)	(457,528)
Total Stockholders' Equity	23,851,882	23,442,540
Total Liabilities and Stockholders' Equity	$27,699,346	$26,706,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Interest Income on Investment in Net Insurance Benefits	$863,439	$592,653	$1,687,469	$1,156,151

General and Administrative Expenses	897,637	583,006	1,493,591	1,199,372

Income (Loss) from Operations	(34,198)	9,647	193,878	(43,221)

Other Income (Expense)
Interest Income	539	4,478	5,241	8,820
Interest Expense	(51,390)	(17,031)	(90,592)	(33,172)
Other, net	-	-	-	6,303

Total Other Expense	(50,851)	(12,553)	(85,351)	(18,049)

Income (Loss) Before Income Taxes	(85,049)	(2,906)	108,527	(61,270)
Income Tax Provision	-	-	-	-

Net Income (Loss)	$(85,049)	$(2,906)	$108,527	$(61,270)

Basic and Diluted:
Basic Earnings (Loss) Per Share	$(0.01)	$(0.01)	$-	$(0.01)
Fully Diluted Earnings (Loss) Per Share	$(0.01)	$(0.01)	$-	$(0.01)

Basic Weighted Average Number of Shares Outstanding	44,315,941	43,163,575	43,886,050	43,090,561
Fully Diluted Weighted Average Number of Shares Outstanding	44,315,941	43,163,575	45,231,174	43,090,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Six Months Ended September 30, 2015 and 2014
(Unaudited)

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2015	2014

Operating Activities
Net Income (Loss)	$108,527	$(61,270)
Adjustments to reconcile to cash from operating activities:
Share Based Compensation - Options	300,816	212,242
Accrued Interest on Net Insurance Benefits	(1,687,469)	(1,156,151)
Advance for Investments in Net Insurance Benefits	(626,914)	(691,557)
Refund of Advance for Investments in Net Insurance Benefits	854,920	-
Changes in operating assets and liabilities: Other Current Assets	-	(28,600)
Accrued Interest Income	16,428	(280)
Prepaid Expenses	(3,750)	(5,625)
Accounts Payable	(39,403)	117,911
Accrued Expenses	40,712	17,780

Net Cash from Operating Activities	(1,036,133)	(1,595,550)

Investing Activity
Proceeds from Notes Receivable	211,000	550,000

Net Cash from Investing Activity	211,000	550,000

Financing Activities
Proceeds from Issuance of Notes Payable and Lines-of-Credit--Related Party	632,000	640,000
Proceeds from Issuance of Convertible Debenture	700,000	-
Common Stock Issued for Cash	-	150,000
Redemption of Temporary Equity	(750,000)	-

Net Cash from Financing Activities	582,000	790,000

Net Change in Cash	(243,133)	(255,550)
Cash at Beginning of Period	336,370	375,212

Cash at End of Period	$93,237	$119,662

Non Cash Financing & Investing Activities
Notes Receivables Exchanged for Advance for Investment in NIBs	$-	$100,000
Exchange Note Payable and Accrued Interest for Temporary Equity	$1,500,000	$-
Advanced for Investment in Net Insurance Benefits converted to Investments in Net Insurance Benefits	$3,368,380	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2015

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

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, and engaged in the retail selling of beverage products to the general public until these endeavors ceased in 2006; it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company” or “we”). The Company is a specialty financial services company, which is engaged in the secondary market for life insurance known generally as “life settlements.” Currently, the Company is focused on the purchase of net insurance benefit contracts (“NIB”) on life insurance policies between the sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes. The purchasers have available credit to pay premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the NIB after all borrowings, interest and expenses have been paid out of the settlement proceeds.

(2) NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted, and companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company does not believe adoption of this ASU will have a material impact on its financial statements.

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

September 30, 2015

(2) NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In April, 2015, the FASB issued ASU 2015-03: Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Under current standards, debt issuance costs are generally recorded as an asset and amortization of these deferred financing costs is recorded in interest expense. Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. ASU 2015-03 is effective for the Company on April 1, 2016, and will be applied on a retrospective basis.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This Update was issued in response to feedback from preparers, practitioners and users of financial statements to see the effective date of the new guidance on revenue recognition delayed in order to allow a smoother transition. This Update pushes the effective date for the new guidance back for public entities, certain not-for-profit entities and certain employee benefit plans to annual reporting periods beginning after December 15, 2017,  along with any interim reporting periods in that same period. All other entities will be required to implement the new guidance to reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.  The Company is evaluating the impact this new guidance will have on its financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No.115. The Company notes the Update is effective immediately and will apply to the Company if the Company acquires a business.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This Update was issued to make some fairly minor wording adjustments to ASC 835-30. The new wording, presented as paragraph 835-30-S45-1, recognizes that ASU 2015-13 does not address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. As stated below, ASU 2015-13 requires companies to recognize debt issuance costs as a reduction of the carrying amount of the associated debt liability. ASU 2015-15 states that debt issuance costs related to line-of-credit arrangements may be recognized as an asset and amortized over the term of the line-of-credit arrangement, even if the line-of-credit does not carry a balance. The Company notes that this guidance does apply to its reporting requirements and will implement the new guidance accordingly.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This Update, which is part of the FASB’s larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Furthermore, the acquirer should record in the same period’s financial statements, the effect on earnings from any changes in depreciation, amortization or other items impacting income. These changes resulting from adjustments to provisional amounts should be calculated as if the accounting had been completed at the actual acquisition date. Lastly, the Update requires the acquirer to present separately on the face of the income statement or in the footnote disclosures the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the actual acquisition date. This Update is effective for fiscal years beginning after December 15, 2016. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update, with earlier application permitted. The Company notes that this guidance does apply to its reporting requirements and will implement the new guidance accordingly.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2015

(3) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“Del Mar”).   As part of the Del Mar ATA, the Company entered into a Structuring and Consulting Agreement with Europa Settlement Advisors Ltd. (respectively, the “Europa Agreement” and “Europa”).

The Del Mar ATA involved the purchase of certain life settlement assets consisting of the legal and net beneficial ownership interest in a portfolio of life insurance policies (the “NIBs”), among other assets that are consideration and collateral for certain cash advances and expense payments made by the Company. According to the Del Mar ATA, Del Mar, with the assistance of Europa, was obligated to convert the NIBs and other newly acquired NIBs into “Qualified NIBS.”  As soon as Del Mar met its obligation to provide Qualified NIBs to the Company, any remaining NIBs and any other consideration and collateral would be returned or released to Del Mar. The original due date for the conversion was December 31, 2013, which date was subsequently extended several times. On April 30, 2015, the Company finalized an amendment to the Del Mar ATA and the related Europa Agreement to extend the deadline until August 31, 2015.

The remaining consideration and collateral under the Del Mar ATA, as of September 1, 2015, primarily consisted of approximately 81% of the NIBs associated with a portfolio of life settlement policies having a face value that originally totaled $94,000,000. During June 2015, one of the life settlement policies matured for $10,000,000 (the “Matured Policy”), lowering the remaining face value of such life settlement policies to $84,000,000. The premiums and expenses related to the maintenance of these life insurance policies are financed by a loan from a senior lender.

As Del Mar was unable to provide the required amount of Qualified NIBs by the extended due date of August 31, 2015, effective September 1, 2015, the agreements with Del Mar and Europa were cancelled and the Company obtained full ownership and control of the collateral, which included the above mentioned approximately 81% of the NIBs associated with the $84,000,000 face value of life settlement policies and certain rights to net proceeds relating to the Matured Policy.

The bulk of the $10,000,000 proceeds paid in connection with the Matured Policy were used to repay loans secured by such Matured Policy.  However, on September 10, 2015, the Company received $1,094,335 as a result of the rights associated with the Matured Policy.  These proceeds were allocated $239,415 to pay off a note receivable (including interest), $547,308 to reimburse the Company for expense payments made to or on behalf of Del Mar and $307,612 as a refund of advance payments previously made to or on behalf of Del Mar as part of the Del Mar ATA.  The $547,308 and $307,612 proceeds, which together total $854,920, were applied to reduce Advance for Investment in NIBs.

On September 30, 2015, the Company transferred the remaining balance of advances and expense payments to Del Mar, totaling $3,368,380, which approximates fair value. This amount was residing in advance for investment in NIBs before being transferred to investment in NIBs (see Note 4).

In addition to obtaining full and unrestricted rights to the NIBs upon termination of the Del Mar ATA and Europa Agreement, the Company also is entitled to receive liquidated damages from Del Mar in an amount equal to 100% of any cash advances made under the Del Mar ATA.  The Company is currently determining the extent of the liquidated damages claim and Del Mar’s ability to pay any such liquidated damages. The liquidated damages are computed pro rata, based upon the percentage of Qualified NIBs delivered by Del Mar under the Del Mar ATA.  The Company received $90,600,000 in Qualified NIBs or approximately 22.65% of the $400,000,000 in Qualified NIBs due under the Del Mar ATA.  Accordingly, once 22.65% of its costs and expenses are deducted, the Company would be entitled to receive the remaining amount of its costs and expenses, times two, as liquidated damages. As a result of the termination, the Company has no further payment obligations to Del Mar or fee obligations to Europa.  The Company is determining whether Europa is liable to the Company for any damages related to Del Mar’s failure to provide the required Qualified NIBs.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2015

(3) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS (continued)

The liquidated damages claim is secured by all of the assets transferred to the Company under the Del Mar ATA and a Collateral Pledge Agreement executed by Del Mar on June 5, 2013, pledging all of Del Mar’s remaining assets to the Company unless and until Del Mar completes all of its obligations under the Del Mar ATA.  The Company is unsure what, if any, assets are currently held by Del Mar.

(4) INVESTMENT IN NET INSURANCE BENEFITS

Investment in NIBs for the six months ended September 30, 2015, and the fiscal year ended March 31, 2015, were as follows:

	September 30, 2015	March 31, 2015
Beginning Balance	$ 22,544,635	$ 12,243,411
Transfers from Advance for Investment in NIBs	3,368,380	-
Accretion of interest income	1,687,469	2,454,478
Additional purchases	-	7,846,746
Distributions of investments	-	-
Impairment of investments	-	-
Total	$ 27,600,484	$ 22,544,635

As mentioned in Note 3, the Company transferred $3,368,380 from advance for investment in NIBs into investment in NIBs on September 30, 2015.

The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance contracts that have been financed by an independent third party via a loan from a senior lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”).  Future expected cash flow is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment and service provider or other third-party payments.  The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.   The Company holds a 100% interest in the NIBs relating to the underlying life insurance policies as of March 31, 2015. The Company holds between 81% and 100% in the NIBs relating to the underlying life insurance policies as of September 30, 2015.

The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company.  At the time of transfer or purchase of an investment in NIBs, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations.  Subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion.  Any positive or adverse change in cash flows that does not result in the recognition of an “other-than-temporary impairment” (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income. We have not recognized any significant adverse change in future estimated cash flows relating to our investment in NIBs from January 31, 2013 (inception) to the period ended September 30, 2015.

During July, 2015, a group of persons located in the United States (the “Purchasers”) acquired the entities that owned all of the portfolios of life insurance contracts underlying the Company’s NIBs.   The Purchasers have also agreed to amend the NIBs agreements to provide greater disclosure to the Company and limit permitted expenses to be paid prior to payments to the NIBs holders, pending certain regulatory and tax approvals.  In connection with this purchase, the Purchasers and the respective owners of these portfolios entered into a Settlement Agreement releasing such owners and their managers from liability related to their ownership and management of the entities that owned the respective portfolios of life insurance contracts.  The Purchasers further required releases from the

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2015

(4) INVESTMENT IN NET INSURANCE BENEFITS (continued)

Company and the payment of certain accrued expenses.  Accordingly, effective as of July 17, 2015, the Purchasers acquired all of the ownership interests in the entities that owned all of the portfolios of life insurance contracts underlying the Company’s NIBs from their prior owners and executed a Settlement Agreement with such owners and the Company in relation to these matters.  The NIBs amendments are in process, and the Company believes the NIBs amendments will be in effect within the next six months. The Company and Purchasers agreed to indemnify the prior owners of such portfolios against future claims in connection with the issuance of the NIBs or their ownership or management of the entities sold, based on actions that occurred prior to this sale to the Purchasers.  Management of the Company is presently not aware of the existence of any such claims.  Neither the purchase of these entities nor the Settlement Agreement resulted in any material change in our NIBs ownership interest. The Company was supportive of the Purchasers acquiring the entities that owned the portfolios of life insurance contracts underlying the Company’s NIBs and was willing to provide the indemnification because it believes this ownership change will result in a reduction of costs and expenses associated with ownership of the NIBs, which should increase their intrinsic value.

(5) NOTES PAYABLE AND LINES-OF-CREDIT-- RELATED PARTY

As of September 30, 2015, the Company had borrowed $2,132,000, from related parties under notes payable and lines-of-credit Agreements that allow for borrowings of up to $3,245,000 through the earlier of June 30, 2017, or when the Company completes a successful equity raise, at which time principal and interest is due in full.  The notes payable and lines-of-credit incur interest at 7.5 percent, allow for origination fees and are collateralized by Advance for Investment in NIBs.  The Company borrowed $832,000 under these agreements during the six months ended September 30, 2015. The Company also repaid $200,000 during the six months ended September 30, 2015.  The related parties include a person who is a member of the Board of Directors and a stockholder and an entity partially owned by this person.

(6) NOTES PAYABLE TRANSFERRED TO TEMPORARY EQUITY

At March 31, 2014, the Company owed $1,455,904, including accrued interest for notes payable.  During the year ended March 31, 2015, the Company had accrued an additional $37,350 in interest.  The note incurred interest at 4%, was collateralized by NIBs and was due April 2015.  During the three months ended June 30, 2015, the note payable and related accrued interest was converted to temporary equity through the issuance of 187,500 shares of common stock with a redemption feature (See Part II, Item 5, below).  On June 9, 2015, the holder of the redemption feature exercised a portion of the redemption right relating to 93,750 shares and, as a result, the holder accepted the Company’s redemption payment of $750,000.  The redemption feature on the remaining 93,750 shares was eligible to be exercised by the holders on October 31, 2015.  See Note 10, for an explanation of activities associated with this redemption feature subsequent to September 30, 2015.

(7) CONVERTIBLE DEBENTURE AGREEMENT

On June 2, 2015, the Company entered into an 8% Convertible Debenture Agreement that allows for borrowings of up to $3,000,000 through December 31, 2016, at which time principal and interest is due in full. On June 2, 2016, the holder can elect to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company.  The number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share.

As of September 30, 2015, the Company owed $700,000 under the agreement. Management has concluded there is currently no beneficial conversion feature associated with this instrument, as the conversion date is a year after the agreement was initiated and is also contingent.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2015

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

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. To continue as a going concern beyond the period ended September 30, 2016, and in order to continue to purchase NIBs, the Company will need to complete planned equity and debt offerings or obtain alternative sources of financing. Absent additional financing, the Company will not have the resources to execute its current business plan.

(9) STOCK OPTIONS

On July 22, 2015, the Board of Directors approved an amendment to modify the vesting schedule for stock options issued to an executive.  The amendment clarified that the option to purchase 400,000 shares of the Company’s $0.001 par value common stock at $5.00 per share, with a five year term, expiring March 31, 2018, was at a vesting rate of 11,111 stock options monthly, commencing with October, 2013, and ending with September 30, 2016, subject to continued employment with the Company.  As a result of this modification, the Company recorded a true-up amortization expense of $98,655 during the three months ended September 30, 2015, to adjust the amortization of the stock options to the amended vesting schedule as of the modification date of July 22, 2015.  In addition, the Company adjusted the going forward quarterly amortization, beginning with the three months ended September 30, 2015, of the stock options from $73,202 to $78,728.  No incremental value was applied to the amended stock options and, therefore, the original grant date fair value continues to be applicable.

(10) SUBSEQUENT EVENTS

The holders of the redemption feature (see Note 6 above and Part II, Item 5.01(iii), below) exercised the redemption feature on October 31, 2015, thus requiring the Company to pay the redemption feature, and the Company has elected to exercise its 45 day Cure Period to make the redemption payment of $750,000 on or before December 15, 2015, in consideration of the cancellation of the 93,750 common shares.

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

Plan of Operations

We are engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” These life insurance interests are anticipated to be held to maturity. Our plan of operation for the next 12 months is to continue the acquisition of these life insurance interests whereby we will acquire the interests in life insurance policies at a discount to their face value for investment purposes. We began purchasing the net insurance benefits in life insurance policies (“NIBs”) during our fiscal year ended March 31, 2013. This is not a market sector without competition, and at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry, and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in the NIBs or Qualified NIBs or through debt or equity financing. We may be required to expend not less than approximately $112.9 million on premiums, interest and servicing costs over the next five years to protect our interest in our NIBs, though we have no legal responsibility or adequate funds for these payments. These payments are currently being made through an unrelated senior lending facility.

We currently estimate proceeds of approximately $115.3 million on the NIBs owned as of September 30, 2015, and acquired from PCH Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“PCH”), Del Mar Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Del Mar”) and HFII Assets Solutions, LLC, a Delaware limited liability company (“HFII”). This amount is based on the estimated proceeds from polices of approximately $401.9 million in face value, which includes estimated return of premiums; less the senior loan debt or MRI repayments outstanding of approximately $98.2 million, expected premium payments of approximately $113.8 million over the life expectancies of the insured persons in these portfolios and estimated expenses and interest of approximately $74.6 million over the term of the senior loans.

We use an estimation methodology to project cash flows and returns as presented. The estimation model required many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in our portfolio would exhibit similar experience to a statistically diverse portfolio based upon which the mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LE’s”) provided by LE providers represent the actuarial mean of the life expectancies of the insureds in our portfolio, (iii) the weighted average of the LEs provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LE’s; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifetime of our portfolio; and the senior lender fees, MRI fees, and insurance, servicing and custodial fees do not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from our initial assumptions. These portfolios currently contain only 130 fractionalized policies on 71 individual insureds, though insurance rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect; therefore, no assurance can be given that these estimated results will occur.

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

Interest income on investment in NIBs totaled $863,440 and $592,653 for the three months ended September 30, 2015, and 2014, respectively.  The increase is primarily due to the additional interest income generated by the additional NIBs we acquired in March, 2015.

Interest income on investment in NIB totaled $1,687,469 and $1,156,151 for the six months ended September 30, 2015, and 2014, respectively.  The increase is primarily due to the additional interest income generated by the additional NIBs we acquired in March, 2015.

General & Administrative Expenses

General and administrative expenses totaled $897,637 and $583,006 during the three months ended September 30, 2015, and 2014, respectively.  During the six months ended September 30, 2015, and 2014, general and administrative expenses totaled $1,493,591 and $1,199,372, respectively.  A significant portion of these expenses were professional fees, payroll and travel expenses.

Other Income and Expenses

Other income and expenses primarily consist of interest on the notes payable and lines-of-credits due to related-parties and a convertible debenture. During the three months ended September 30, 2015, and 2014, interest expense had accrued in the amount of $51,390 and $17,031, respectively.   During the six months ended September 30, 2015, and 2014, interest expense had accrued in the amount of $90,592 and $33,172, respectively

Income Taxes

During the three and six months ended September 30, 2014, and the three months ended September 30, 2015, we recorded no taxable income and elected to not record deferred tax assets relating to tax net operating loss carryforwards. During the three and six months ended September 30, 2015, we recorded taxable income, but utilized the unrecorded tax net operating loss carryforwards to offset set taxable income.

Liquidity and Capital Resources

From our inception on January 31, 2013, through the six months ended September 30, 2015, we incurred cumulative net losses of $349,001.  Management has expressed its belief that we need to raise approximately $40 million to $50 million in additional funds through equity or debt financing to continue our business model and to effectively compete in the life settlement industry during fiscal 2016 and beyond.  We raised $11,942,500 (gross) in our private placement of shares of our common stock that commenced in April 2013, and ended in November, 2014. Our monthly expenses are between approximately $140,000 and $290,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. We believe we will have adequate cash resources for our estimated monthly expenses through November 15, 2016, excluding any other acquisitions of additional NIBs and other life settlement products.

We held cash assets at September 30, 2015, and March 31, 2015, of $93,237 and $336,370, respectively.  We have only common stock as our capital resource. We will be reliant upon stockholder loans or private placements of equity or debt to fund any future operations. Although management is actively pursuing opportunities to raise additional equity and debt capital, we have secured no sources of loans, and there is no assurance that we will be able to raise any required debt or equity financing. We do not anticipate having adequate revenues from operations for three to four years, and until a revenue stream has been established, we will require debt or equity funding to fund our current and intended business. If management is unsuccessful in these efforts, discontinuance of operations is a possibility.

For the six months ended September 30, 2015, and 2014, we recorded net cash used in operating activities of $1,036,133 and $1,595,550, respectively. During September 2015, we obtained ownership and control of a portfolio of policies due to the cancellation of the Del Mar ATA.  On September 10, 2015, the Company received $1,094,335 as a result of the rights associated with a matured policy in the newly obtained portfolio.  These proceeds were allocated $547,308 to reimburse the Company for expense payments made to or on behalf of Del Mar, $239,415 to pay off a note receivable (including interest) and $307,612 as a refund of advance payments previously made to or on behalf of Del Mar as part of the Del Mar ATA.

During March 2015, we agreed to pay cash, issue common stock and forgive a note receivable in exchange for relief of a $1,493,254 note payable (explained in Debt, below) and the receipt of NIBs.  The net consideration given for the relief of note payable and receipt of NIBs totaled $1,493,254 and $7,846,746, respectively, for a total of $9,340,000 (of which $150,000 is cash, $150,000 is forgiveness of a note receivable and $9,040,000 is common stock consideration).  Of the 1,130,000 common shares to be issued, 187,500 shares contained a redemption feature that required the Company to buy back the shares for $8 per share ($1,500,000 in total) at the option of the holder. The 1,130,000 common shares, including the 187,500 shares containing a redemption feature, were issued on June 9, 2015.  On June 9, 2015, the redemption feature on 93,750 of these shares was exercised, and the Company paid the holders $750,000 and such 93,750 shares were cancelled.  The holders of the redemption feature exercised the redemption feature on the remaining 93,750 shares on October 31, 2015, thus requiring the Company to pay the redemption feature, and the Company has elected to exercise its 45 day Cure Period to make the redemption payment of $750,000 on or before December 15, 2015, in consideration of the cancellation of the remaining 93,750 shares.  See Note 6 above and Part II, Item 5.01(iii), below.

Net cash provided by financing activities totaled $582,000 and $790,000 for the six months ended September 30, 2015, and 2014, respectively.  During the six months ended September 30, 2015, we drew $700,000 on the an 8% Convertible Debenture dated June 2, 2015, as well as borrowed $632,000 from related parties, which amounts were offset by a $750,000 payment made on the exercise of the redemption feature on 93,750 common shares.

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

If we are unable to raise sufficient capital through the planned equity and debt offerings or other alternative sources of financing, management will curtail NIB purchases.  We believe that we will be able to fund our operating working capital requirements for at least the next 12 months through November 15, 2016, by leveraging our existing notes payable and lines-of-credit from related parties and an 8% Convertible Debenture Agreement, which together totaled $6,245,000 in available liquidity, of which $3,102,000 is available at November 9, 2015.

The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. To continue as a going concern beyond the period ending November 15, 2016, and in order to continue to acquire life insurance policies and residual interests in or financial products tied to life insurance policies we will need to complete the planned securities and debt offerings or obtain alternative sources of financing. Absent additional financing, we will not have the resources to execute our business plan.

Debt

At September 30, 2015, we owed $2,881,505, including accrued interest, for debt obligations. At September 30, 2015, we held notes payable and lines-of-credits from related parties of $2,132,000, excluding accrued interest, and an 8% Convertible Debenture of $700,000, excluding accrued interest. The notes payable with related parties are due June 30, 2017, the lines-of-credit with related parties are due June 30, 2017, or when the Company completes a successful equity raise, at which time principal and interest is due in full, and the Convertible Debenture is due December 31, 2016.  We may borrow money in the future to finance our operations. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President, who is also deemed to be our principal executive officer and our acting Chief Financial Officer (“CFO”), concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were effective as of September 30, 2015, and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system will be met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Prior to the period covered by the Quarterly Report for the period ended September 30, 2015, our President and our acting CFO, had concluded the that our disclosure controls and procedures were not effective.  Prior to the period ended September 30, 2015, we appointed a Chief Operating Officer and hired advisors to help us adopt new measures to improve upon our disclosure controls.  Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There were no sales by us of unregistered securities during the quarter ended September 30, 2015.

Purchases of Equity Securities by Us or our Affiliates

There were no purchases by us or any affiliated persons of any shares of our equity securities during the quarter ended September 30, 2015.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

(i)

On June 7, 2013, we entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar that involved the purchase of certain life settlement assets consisting of 100% of the legal and net beneficial ownership interest in a portfolio of life insurance policies or NIBs, among other assets that are consideration and collateral for certain cash advances and expense payments made by us. As part of the Del Mar ATA, the Company entered into a Structuring and Consulting Agreement with Europa Settlement Advisors Ltd. (respectively, the “Europa Agreement” and “Europa”). The original end result of the Del Mar ATA and the advance was not to purchase the NIBs provided as collateral, but instead to provide sufficient capital to Del Mar for the conversion of a portion of the NIBs and other potential NIBs into “Qualified NIBs.”  The original due date for the conversion was December 31, 2013, which date was subsequently been extended several times, with the most recent extension being to August 31, 2015.  A complete description of the Del Mar ATA and the Europa Agreement, both as amended, is contained in our 8-KA-5 Current Report date June 7, 2014, which was filed with the SEC on July 10, 2014.  See Part II, Item 6 below.

During January 2014, we completed the closing of Qualified NIBs with associated death benefits of $90.6 million for $5,436,000. These Qualified NIBs are part of the $400,000,000 Qualified NIBs commitment under the Del Mar ATA.

The Del Mar ATA and the Europa Agreement were terminated for non-performance, effective September 1, 2015.  See Note 3 of our Condensed Consolidated Financial Statements that accompany this Quarterly Report for additional information.

 (ii)

Certain founding shareholders of the Company owning approximately 32,824,500 shares of our common stock who had executed and delivered Lock-Up/Leak-Out Agreements restricting the sale of their respective shares of common stock of the Company until on or about October 5, 2014, and who had extended these Lock-Up/Leak-Out Agreements to October 5, 2015, have executed and delivered Agreements that have extended the Lock-Up Period under these Lock-Up/Leak-Out Agreements for an additional year, to on or about October 5, 2016, and the Leak-Out Period in their initial Lock-Up/Leak-Out Agreements will now commence on the expiration of the new Lock-Up Period, or October 5, 2016.  These persons received their respective shares of common stock of the Company on the organization of ANEW LIFE and its subsequent merger into the Company on a share for share basis.  Certain other smaller founding shareholders or their transferees who collectively own approximately 305,500 shares of our common stock, each of whom owns less than 100,000 shares of our common stock, have also agreed to extend their respective Lock-Up Periods from October 5, 2015, to October 5, 2016.  See Part II, Item 6, below, for reference to the form of the Lock-Up/Leak-Out Agreement.

(iii)

On December 5, 2014, we executed a binding Letter of Intent (“LOI”) to memorialize the intent of HFII HFII, which resulted in the execution of an Asset Purchase Agreement with us dated March 2, 2015 (and as amended on March 31, 2015), whereby we agreed to pay cash, issue 1,130,000 shares of our common stock, subject to a redemption feature on 187,000 of these shares at $8.00 per share, and forgive a note receivable, in exchange for two portfolios of Qualified NIBs then held by HFII in Hyperion Funds II plc. The life settlement policies underlying these Qualified NIBs had a combined face value at maturity of approximately $124,375,000, and are collateral for our obligations under the Asset Purchase Agreement.  The 1,130,000 common shares, including the 187,500 shares containing a redemption feature, were issued on June 9, 2015.  On June 9, 2015, the redemption feature on 93,750 of these shares was exercised, and the Company paid the holders $750,000 and such 93,750 shares were cancelled.  The holders of the redemption feature exercised the redemption feature on the remaining 93,750 shares on October 31, 2015, thus requiring the Company to pay the redemption feature, and the Company has elected to exercise its 45 day Cure Period to make the redemption payment of $750,000 on or before December 15, 2015, in consideration of the cancellation of the remaining 93,750 shares.  See Note 6 of our Condensed Consolidated Financial Statements that accompany this Quarterly Report for additional information. A complete description of the HFII LOI and Asset Transfer Agreement, as amended, is contained in our 8-KA-2 Current Report dated December 5, 2014, which was filed with the SEC on April 7, 2015.  See Part II, Item 6, below.

(iv)

During July, 2015, a group of persons located in the United States (the “Purchasers”) acquired the entities that owned all of the portfolios of life insurance contracts underlying our NIBs.  We were supportive of the purchase because we believe this ownership change will result in a reduction of costs and expenses associated with ownership of the NIBs, which should increase their intrinsic value.  The Purchasers have also agreed to amend the NIBs agreements to provide greater disclosure to us and limit permitted expenses to be paid prior to payments to the NIBs holders, pending certain regulatory and tax approvals.  In connection with this purchase, the Purchasers and the respective owners of these portfolios entered into a Settlement Agreement releasing such owners and their managers from liability related to their ownership and management of the entities that owned the respective portfolios of life insurance contracts.  The Purchasers further required releases from us and the payment of certain accrued expenses.  Accordingly, effective as of July 17, 2015, the Purchasers acquired all of the ownership interests in the entities that owned all of the portfolios of life insurance contracts underlying the Company’s NIBs from their prior owners and executed a Settlement Agreement with such owners and the Company in relation to these matters.  The NIBs Amendments are in process, and we believe the NIBs amendments will be in effect within the next six months.  In addition, we and Purchasers agreed to indemnify the prior owners of such portfolios against future claims in connection with the issuance of the NIBs or their ownership by, or management of, the entities sold, based on actions that occurred prior to this sale to the Purchasers, as we believed these changes would result in a reduction of costs and expenses associated with the ownership of our NIBs, with the result being an increase in their intrinsic value.  Management is presently not aware of the existence of any such claims.  Neither the purchase of these entities nor the Settlement Agreement resulted in any material change in our NIBs ownership interest.

(v)

On July 22, 2015, we entered into a Line-of-Credit agreement with a related party, stockholder and Board member that allows for borrowings of up to $1,115,000.  The note incurs interest at 7.5 percent, allows for origination fees, has a due date of June 30, 2017, or at the immediate time when the anticipated raise in equity funds is successful, and is collateralized by Advance for Investment in NIBs.  At June 30, 2016, we had borrowed $375,000. During the three months ended September 30, 2015, we borrowed an additional $457,000 and made a principal repayment of $200,000 bringing the total borrowed to $632,000.  Subsequent to September 30, 2015, we drew an additional $281,000 on the Line-of-Credit, for a total of $913,000 drawn on the Line-of-Credit as of the date of the filing of this Quarterly Report.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

Exhibit Number	Description

10.1	Form of Lock-Up/Leak-Out Agreement*
10.2	Form of Extension Agreement to Lock-Up/Leak-Out Agreement**
10.3	HFII Asset Transfer Agreement***
10.4	Amendment No. 1 to HFII Asset Transfer Agreement***
10.5	Debenture Agreement dated June 2, 2015***
10.6	8% Convertible Debenture***
10.7	Line-of-Credit Agreement***
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and acting CFO.

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

*Filed as Exhibit 10.7 to our Current Report on Form 8-K dated March 29, 2013, and filed with the SEC on April 5, 2013.

**Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and filed with the SEC on November 11, 2014.

***Filed as Exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.

Documents Incorporated by Reference

10-Q Quarterly Report for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.

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

SUNDANCE STRATEGIES, INC.

Date:	November 9, 2015	By:	/s/Randall F. Pearson
Randall F. Pearson, President, CEO and Acting CFO