Form 10-Q
period 2015-12-31
Sundance Strategies, Inc.
filed 2016-02-09
CIK 1171838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 000-50547

SUNDANCE STRATEGIES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	88-0515333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4626 North 300 West, Suite No. 36, Provo, Utah	84604
(Address of principal executive offices)	(Zip Code)

(801) 705-8968
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

As of February [5], 2016 the registrant had [44,315,941] shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of December 31, 2015 (Unaudited) and March 31, 2015	4
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the three and nine month periods ended December 31, 2015 and 2014	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2015 and 2014	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 13

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure about Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION	19

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. Mine Safety Disclosures	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of the Company and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The results from operations for the three and nine month period ended December 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2016. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2015, Consolidated Financial Statements and footnotes thereto included in the Company’s 10-K Annual Report for the fiscal year ended March 31, 2015, which was filed with the SEC on June 15, 2015, and which is referenced in Part II, Item 6, below.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
December 31, 2015 and March 31, 2015
(Unaudited)

	December 31,	March 31,
	2015	2015
ASSETS

Current Assets
Cash and Cash Equivalents	$74,114	$336,370
Prepaid Expenses	3,750	1,875

Total Current Assets	77,864	338,245

Other Assets
Investment in Net Insurance Benefits	28,690,516	22,544,635
Advance for Investment in Net Insurance Benefits	-	3,596,386
Notes Receivable	-	211,000
Other	-	16,428
	-	-
Total Other Long-term Assets	28,690,516	26,368,449

Total Assets	$28,768,380	$26,706,694

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$279,128	$255,361
Accrued Expenses	826,665	181,917
Notes Payable	-	1,326,876
Note Payable-Related Party	-	1,500,000
Redeemed Common Stock Payable	750,000	-

Total Current Liabilities	1,855,793	3,264,154

Long-Term Liabilities
Note Payable-Related Party	2,667,000	-
Convertible Debenture	700,000	-
Accrued Expenses	109,800	-

Total Long-Term Liabilities	3,476,800	-

Total Liabilities	5,332,593	3,264,154

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares,
par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares,
par value $0.001; 44,222,191 and 43,185,941 shares issued and outstanding, respectively	44,222	43,186
Additional Paid In Capital	24,260,505	16,316,882
Additional Paid In Capital- Stock to be Issued	-	7,540,000
Accumulated Deficit	(868,940)	(457,528)

Total Stockholders' Equity	23,435,787	23,442,540

Total Liabilities and Stockholders' Equity	$28,768,380	$26,706,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

Interest Income on Investment in Net Insurance Benefits	$1,090,031	$616,547	$2,777,501	$1,772,698

General and Administrative Expenses	1,549,676	526,797	3,043,267	1,726,169

Income (Loss) from Operations	(459,645)	89,750	(265,766)	46,529

Other Income (Expense)
Interest Income	-	4,568	5,241	13,388
Interest Expense	(60,294)	(200,270)	(150,887)	(233,442)
Other, net	-	-	-	6,303

Total Other Expense	(60,294)	(195,702)	(145,646)	(213,751)

Loss Before Income Taxes	(519,939)	(105,952)	(411,412)	(167,222)
Income Tax Provision	-	-	-	-

Net Loss	$(519,939)	$(105,952)	$(411,412)	$(167,222)

Basic and Diluted:
Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic Weighted Average Number of Shares Outstanding	44,315,941	43,185,941	44,029,347	43,122,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2015	2014

Operating Activities

Net Loss	$(411,412)	$(167,222)
Adjustments to reconcile to cash from operating activities:
Share Based Compensation - Options	404,659	320,333
Accrued Interest on NIBs	(2,777,501)	(1,772,698)
Advance for Investments in Net Insurance Benefits	(626,914)	(794,598)
Refund of Advance for Investments in Net Insurance Benefits	854,920	904,274
Changes in Operating Assets and Liabilities
Accrued Interest Income	16,428	(4,847)
Prepaid Expenses	(1,875)	(1,750)
Accounts Payable	23,767	75,339
Accrued Expenses	927,672	34,430

Net Cash from Operating Activities	(1,590,256)	(1,406,739)

Investing Activity

Issuance of Note Receivable	-	(150,000)
Proceeds from Notes Receivable	211,000	550,000

Net Cash from Investing Activity	211,000	400,000

Financing Activities

Proceeds from Issuance of Notes Payable and Lines-of-Credit, Related Party	1,167,000	1,272,000
Proceeds from Issuance of Convertible Debenture	700,000	-
Common Stock Issued for Cash	-	150,000
Redemption of Temporary Equity	(750,000)	-

Net Cash from Financing Activities	1,117,000	1,422,000

Net Change in Cash	(262,256)	415,261
Cash at Beginning of Period	336,370	375,212

Cash at End of Period	$74,114	$790,473

Non Cash Financing & Investing Activities
Notes Receivables Exchanged for Advance for Investment in NIBs	$-	$100,000
Cash Paid for Interest	$-	$81,621
Adjustments to Subscription Receivable and Additional Paid In Capital	$-	$1,500
Exchange Note Payable and Accrued Interest for Temporary Equity	$1,500,000	$-
Advanced funds paid converted to Net Insurance Benefits	$3,368,380	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2015

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

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, and engaged in the retail selling of beverage products to the general public until these endeavors ceased in 2006; it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company” or “we”). The Company is engaged in the business of purchasing or acquiring and selling life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” Currently, the Company is focused on the purchase and sale of net insurance benefit contracts (“NIB”) on life insurance policies between the sellers and purchasers, but does not take possession or control of the policies. The purchasers acquire the life insurance policies at a discount to their face value for investment purposes. The purchasers have available credit to pay premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the NIB after all borrowings, interest and expenses have been paid out of the settlement proceeds.

(2) NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.  The Company does not believe adoption of this ASU will have a material impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2015

(2) NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

In April, 2015, the FASB issued ASU 2016-01: Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Under current standards, debt issuance costs are generally recorded as an asset and amortization of these deferred financing costs is recorded in interest expense. Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. ASU 2015-03 is effective for the Company on April 1, 2016, and will be applied on a retrospective basis.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This Update, which is part of the FASB’s larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Furthermore, the acquirer should record in the same period’s financial statements, the effect on earnings from any changes in depreciation, amortization or other items impacting income. These changes resulting from adjustments to provisional amounts should be calculated as if the accounting had been completed at the actual acquisition date. Lastly, the Update requires the acquirer to present separately on the face of the income statement or in the footnote disclosures the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the actual acquisition date. This Update is effective for fiscal years beginning after December 15, 2016. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update, with earlier application permitted. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. Applicable disclosures for a change in an accounting principle are required in the year of adoption, including interim periods. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. The Company notes that this guidance may apply to its reporting requirements and will implement the new guidance accordingly.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2015

(2) NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In November 2015, the FASB issued ASU 2015-17 regarding Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring all deferred income tax liabilities and assets be classified as noncurrent on the consolidated balance sheets. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, with early adoption permitted. The standard would be effective for the Company’s fiscal year beginning April 1, 2017, however, we expect to early adopt the provisions of this standard effective January 1, 2016 on a prospective basis. The Company does not expect the early adoption of this guidance to have a material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 regarding Financial Instruments, which amended guidance on the classification and measurement of financial instruments. Under the new guidance, entities will be required to measure equity investments that are not consolidated or accounted for under the equity method at fair value with any changes in fair value recorded in net income, unless the entity has elected the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to separately present in other comprehensive income the portion of the changes in fair value attributable to instrument-specific credit risk. Additionally, the guidance amends certain disclosure requirements associated with the fair value of financial instruments. The standard will be effective for the Company’s fiscal year beginning April 1, 2018, including interim reporting periods within that fiscal year. The Company does not expect the early adoption of this guidance to have a material effect on our consolidated financial statements.

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

As Del Mar was unable to provide the required amount of Qualified NIBs by the extended due date of August 31, 2015, effective September 1, 2015, the agreements with Del Mar and Europa were cancelled

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2015

(3) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS (Continued)

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

(4) INVESTMENT IN NET INSURANCE BENEFITS

Investment in NIBs for the nine months ended December 31, 2015, and the fiscal year ended March 31, 2015, were as follows:

	December 31, 2015	March 31, 2015
Beginning Balance	$22,544,635	$12,243,411
Additional investments	3,368,380	7,846,746
Accretion of interest income	2,777,501	2,454,478
Distributions of investments	-	-
Impairment of investments	-	-
Total	$28,690,516	$22,544,635

As mentioned in Note 3, the Company transferred $3,368,380 from advance for investment in NIBs into investment in NIBs on September 30, 2015.

The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance contracts that have been financed by an independent third party via a loan from a senior lender and insured via a

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2015

(4) INVESTMENT IN NET INSURANCE BENEFITS (continued)

mortality risk insurance product or mortality re-insurance (“MRI”).  Future expected cash flow is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment and service provider or other third-party payments. The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.   The Company holds a 100% interest in the NIBs relating to the underlying life insurance policies as of March 31, 2015. The Company holds between 81% and 100% in the NIBs relating to the underlying life insurance policies as of December 31, 2015.

The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company.  At the time of transfer or purchase of an investment in NIBs, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations.  Subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion.  Any positive or adverse change in cash flows that does not result in the recognition of an “other-than-temporary impairment” (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income. We have not recognized any significant adverse change in future estimated cash flows relating to our investment in NIBs from January 31, 2013 (inception) to the period ended December 31, 2015.

During July, 2015, a group of persons located in the United States (the “Purchasers”) acquired the entities that owned all of the portfolios of life insurance contracts underlying the Company’s NIBs.   The Purchasers have also agreed to amend the NIBs agreements to provide greater disclosure to the Company and limit permitted expenses to be paid prior to payments to the NIBs holders, pending certain regulatory and tax approvals.  In connection with this purchase, the Purchasers and the respective owners of these portfolios entered into a Settlement Agreement releasing such owners and their managers from liability related to their ownership and management of the entities that owned the respective portfolios of life insurance contracts.  The Purchasers further required releases from the Company and the payment of certain accrued expenses.  Accordingly, effective as of July 17, 2015, the Purchasers acquired all of the ownership interests in the entities that owned all of the portfolios of life insurance contracts underlying the Company’s NIBs from their prior owners and executed a Settlement Agreement with such owners and the Company in relation to these matters.  The NIBs amendments are in process, and the Company believes the NIBs amendments will be in effect within the next three months. The Company and Purchasers agreed to indemnify the prior owners of such portfolios against future claims in connection with the issuance of the NIBs or their ownership or management of the entities sold, based on actions that occurred prior to this sale to the Purchasers.  During the three months ended December 31, 2015, the Company accrued for an $826,665 obligation related to the ownership change, which is recorded in General and Administrative Expenses. Management of the Company is presently not aware of the existence of any additional payments owed.  Neither the purchase of these entities nor the Settlement Agreement resulted in any material change in our NIBs ownership interest. The Company was supportive of the Purchasers acquiring the entities that owned the portfolios of life insurance contracts underlying the Company’s NIBs and was willing to provide the indemnification because it believes this ownership change will result in a reduction of costs and expenses associated with ownership of the NIBs, which should increase their intrinsic value.

(5) NOTES PAYABLE AND LINES-OF-CREDIT, RELATED PARTY

As of December 31, 2015, the Company had borrowed $2,667,000 from related parties under notes payable and lines-of-credit Agreements that allow for borrowings of up to $3,245,000 through the earlier of June 30, 2017, or when the Company completes a successful equity raise, at which time principal and interest is due in full.  The notes payable and lines-of-credit incur interest at 7.5 percent, allow for origination fees

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2015

(5) NOTES PAYABLE AND LINES-OF-CREDIT, RELATED PARTY (continued)

and are collateralized by Advance for Investment in NIBs.  The Company borrowed $1,367,000 under these agreements during the nine months ended December 31, 2015. The Company also repaid $200,000 during the nine months ended December 31, 2015.  The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. See Note 10 for amendment of this agreement subsequent to period end.

(6) NOTES PAYABLE TRANSFERRED TO REDEEMED COMMON STOCK PAYABLE

At March 31, 2014, the Company owed $1,455,904, including accrued interest for notes payable.  During the year ended March 31, 2015, the Company had accrued an additional $37,350 in interest.  The note incurred interest at 4%, was collateralized by NIBs and was due April 2015.  During the three months ended June 30, 2015, the note payable and related accrued interest was converted to temporary equity through the issuance of 187,500 shares of common stock with a redemption feature (See Part II, Item 5, below).  On June 9, 2015, the holder of the redemption feature exercised a portion of the redemption right relating to 93,750 shares and, as a result, the holder accepted the Company’s redemption payment of $750,000.  The redemption feature on the remaining 93,750 shares was eligible to be exercised by the holders on October 31, 2015. The holders of the redemption feature exercised the redemption feature on October 31, 2015, thus requiring the Company to pay the redemption feature, and the Company originally had elected to exercise its 45 day Cure Period to make the redemption payment of $750,000 on or before December 15, 2015, in consideration of the cancellation of the 93,750 common shares. As a result of the redemption feature being exercised by the holder, the $750,000 associated with the redemption has been reclassified from Temporary Equity to Redeemed Common Stock Payable. To date the cure period with the holder of the redemption feature has expired. The Company and the redemption holder are negotiating the terms and conditions of an extension agreement and anticipate completion by February 15, 2016.

(7) CONVERTIBLE DEBENTURE AGREEMENT

On June 2, 2015, the Company entered into an 8% Convertible Debenture Agreement that allows for borrowings of up to $3,000,000 through June 2, 2016, at which time principal and interest is due in full. On June 2, 2016, the holder can elect to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company.  The number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share.

As of December 31, 2015, the Company owed $700,000 under the agreement. Management has concluded there is currently no beneficial conversion feature associated with this instrument, as the conversion date is a year after the agreement was initiated and is also contingent. See Note 10 for amendment of this agreement subsequent to period end.

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
(UNAUDITED)
December 31, 2015

(8)  LIQUIDITY AND CAPITAL REQUIREMENTS (continued)

If the Company is unable to raise sufficient capital through the planned securities and debt offerings or other alternative sources of financing, management will curtail NIB purchases. Under this plan, expenditures for NIBs will be curtailed. The Company believes that it will be able to fund its operating working capital requirements with existing lines-of-credit and debentures agreements.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. To continue as a going concern beyond the period ended December 31, 2016, and in order to continue to purchase NIBs, the Company will need to complete planned equity and debt offerings or obtain alternative sources of financing. Absent additional financing, the Company will not have the resources to execute its current business plan.

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

(10) SUBSEQUENT EVENTS

On February 4, 2016, the Notes Payable and Lines-of-Credit Agreement – Related Party (See Note 5) was amended to allow for increased borrowings of $1,985,000.  With the new increase in effect, the total borrowings allowed from the related party entities was increased from $3,245,000 to $5,230,000.  All other terms of the Agreement remain in effect. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

On February 2, 2016, the Convertible Debenture Agreement (See note 7) was amended to extend the due date from June 2, 2016 to May 31, 2017.  All other terms of the Agreement remain in effect.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three- and nine-month periods ended December 31, 2015 and 2014.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2015.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as “may”, “should”, “expect”, “project”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “budget”, “forecast”, “predict”, “potential”, “continue”, “should”, “could”, “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers’ needs; price increases; employee limitations;  delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements and we hereby qualify all our forward-looking statements by these cautionary statements.

These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act) to reflect subsequent events or circumstances, whether as the result of new information, future events or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

Overview

We are engaged in the business of purchasing or acquiring and selling life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.”  A life settlement is the sale of an existing life insurance policy to a third party for more than the policy’s cash surrender value, but less than the face value of the policy benefit. After the sale, the new policy holder will pay the premiums due on the policy until maturity and then collect the settlement proceeds at maturity.

We do not typically purchase or hold life insurance policies but, rather, hold a contractual right to receive the net insurance benefits (“NIBs”) from a portfolio of life insurance policies held by a third party. These NIBs represent an indirect ownership interest in a portfolio of individual life insurance policies and they allow us to receive a portion of the settlement proceeds from such policies, after expenses related to the acquisition, financing, insuring and servicing of the policies underlying our NIBs have been paid.

Our plan of operation for the next 12 months is to continue the acquisition and possible sale of NIBs.  We began purchasing NIBs during our fiscal year ended March 31, 2013.

NIBs are generally sold by an entity that holds the underlying insurance policies, either directly or indirectly through a subsidiary, such an entity being referred to herein as a “Holder.” A Holder, either directly or through a wholly owned subsidiary, purchases life insurance policies either from the insured or on the secondary market and aggregates them into a portfolio of policies. At the time of purchase, the Holder also (i) contracts with a service provider to manage the servicing of the policies until maturity, (ii) purchases mortality re-insurance (“MRI”) coverage under which payments will be made to the Holder in the event the insurance policies do not mature according to actuarial life expectancies, and (iii) arranges financing to cover the initial purchase of the insurance policies, the servicing of the life insurance policies until maturity and the payment of the MRI premiums. The financing obtained by the Holder for a portfolio of insurance policies is secured by the insurance policies for which the financing was obtained. After a Holder purchases policies, aggregates them into a portfolio and arranges for the servicing, MRI coverage and financing, the Holder contracts to sell NIBs related to the policies, which gives the holder of the NIBs the right to receive the proceeds from the settlement of the insurance policies after all of the expenses related to such policies have been paid.

When an insurance policy underlying our NIBs comes to maturity, the insurance proceeds are first used to pay expenses associated with such policy. Once all of the expenses have been paid, the Holder will retain a small percentage of the proceeds and then will pay the remaining insurance proceeds to us in satisfaction of our related NIB.

Plan of Operations

Our plan of operation for the next 12 months is to continue the acquisition of NIBs. This is not a market sector without competition, and at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry, and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in our NIBs or through debt or equity financing. We may be required to expend not less than approximately $113.1 million on premiums, interest and servicing costs over the next five years to protect our interest in our NIBs, though we have no legal responsibility or adequate funds for these payments. These payments are currently being made through an unrelated senior lending facility.

We currently estimate proceeds of approximately $115.3 million on the NIBs owned as of December 31, 2015, and acquired from PCH Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“PCH”), Del Mar Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Del

Mar”) and HFII Assets Solutions, LLC, a Delaware limited liability company (“HFII”). This amount is based on the estimated proceeds from polices of approximately $401.9 million in face value, which includes estimated return of premiums; less the senior loan debt or MRI repayments outstanding of approximately $103.5 million, expected premium payments of approximately $110.2 million over the life expectancies of the insured persons in these portfolios and estimated expenses and interest of approximately $72.9 million over the term of the senior loans.

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

Results of Operations

Income Recognition

Interest income on investment in NIBs represents the excess of all cash flows attributable to the investment in net insurance benefits greater than the initial investment over the life of each pool of net insurance benefits using the effective yield method.  Changes in the estimate of expected cash flows from investments in NIBs are adjusted prospectively. Interest income on investment in NIBs totaled $1,090,031 and $616,547 for the three months ended December 31, 2015 and 2014, respectively.  The increase is primarily due to the additional interest income generated by the additional NIBs we acquired in March and September of 2015.

Interest income on investment in NIBs totaled $2,777,500 and $1,772,698 for the nine months ended December 31, 2015 and 2014, respectively.  The increase is primarily due to the additional interest income generated by the additional NIBs we acquired in March and September of 2015.

General & Administrative Expenses

General and administrative expenses totaled $1,549,676 and $526,797 during the three months ended December 31, 2015 and 2014, respectively.  During the three months ended December 31, 2015, the Company accrued an $826,665 obligation which was a result of a restructuring with the prior owners of the underlying life insurance portfolios to our NIBs (See Item 1. Financial Statements, Note 4). This obligation constituted the majority of the period increase in general and administrative expenses. During the nine months ended December 31, 2015 and 2014, general and administrative expenses totaled $3,043,267 and $1,726,169, respectively.  A significant portion of these expenses were professional fees, payroll and travel expenses, as well as the accrual for the claim described above.

Other Income and Expenses

Other income and expenses primarily consist of interest on the notes payable and lines-of-credits due to related-parties and a convertible debenture. During the three months ended December 31, 2015 and 2014, interest expense had accrued in the amount of $60,294 and $200,270, respectively.   During the nine months ended December 31, 2015 and 2014, interest expense had accrued in the amount of $150,887 and $233,442, respectively.

Income Taxes

During the three and nine months ended December 31, 2015 and 2014, we recorded no taxable income and elected to not record deferred tax assets relating to tax net operating loss carryforwards as a result of us placing an 100% valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

From our inception on January 31, 2013, through the nine months ended December 31, 2015, we incurred cumulative net losses of $868,940.  Management has expressed its belief that we need to raise approximately $40 million to $50 million in additional funds through equity or debt financing to continue our business model and to effectively compete in the life settlement industry during fiscal 2016 and beyond.  We raised $11,942,500 (gross) in our private placement of shares of our common stock that commenced in April 2013, and ended in November 2014. Our monthly expenses are between approximately $140,000 and $290,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. We believe that by obtaining financing through equity and debt offerings, leveraging our existing notes payable and lines-of-credit, or through other alternative sources of financing, we will have adequate cash resources for our estimated monthly expenses through February 15, 2017, excluding any other acquisitions of additional NIBs and other life settlement products.

We held cash assets at December 31, 2015, and March 31, 2015, of $74,114 and $336,370, respectively.  We have only common stock as our capital resource. We will be reliant upon stockholder loans or private placements of equity or debt to fund any future operations. Although management is actively pursuing opportunities to raise additional equity and debt capital, we have secured no sources of loans, and there is no assurance that we will be able to raise any required debt or equity financing. We do not anticipate having adequate revenues from operations for at least three to four years, and until a revenue stream has been established, we will require debt or equity funding to fund our current and intended business. If management is unsuccessful in these efforts, discontinuance of operations is probable.

For the nine months ended December 31, 2015 and 2014, we recorded net cash used in operating activities of $1,590,256 and $1,406,739, respectively. During September 2015, we obtained ownership and control of a portfolio of policies due to the cancellation of the Del Mar ATA.  On September 10, 2015, the Company received $1,094,335 as a result of the rights associated with a matured policy in the newly obtained portfolio.  These proceeds were allocated $547,308 to reimburse the Company for expense payments made to or on behalf of Del Mar, $239,415 to pay off a note receivable (including interest) and $307,612 as a refund of advance payments previously made to or on behalf of Del Mar as part of the Del Mar ATA.

During March 2015, we agreed to pay cash, issue common stock and forgive a note receivable in exchange for relief of a $1,493,254 note payable (explained in Debt, below) and the receipt of NIBs.  The net consideration given for the relief of note payable and receipt of NIBs totaled $1,493,254 and $7,846,746, respectively, for a total of $9,340,000 (of which $150,000 is cash, $150,000 is forgiveness of a note receivable and $9,040,000 is common stock consideration).  Of the 1,130,000 common shares issued, 187,500 shares contained a redemption feature that required us to buy back the shares for $8 per share ($1,500,000 in total) at the option of the holder. The 1,130,000 common shares, including the 187,500 shares containing a redemption feature, were issued on June 9, 2015.  On June 9, 2015, the redemption feature on 93,750 of these shares was exercised, and we paid the holders $750,000 and such 93,750 shares were cancelled.  The holders of the redemption feature exercised the redemption feature on the remaining

93,750 shares on October 31, 2015, thus requiring us to pay the redemption feature, and we elected to exercise its 45 day Cure Period to make the redemption payment of $750,000 on or before December 15, 2015, in consideration of the cancellation of the remaining 93,750 shares. As a result of the redemption feature being exercised by the holder, the $750,000 associated with the redemption has been reclassified from Temporary Equity to Redeemed Common Stock Payable. To date the cure period with the holder of the redemption feature has expired. The Company and the redemption holder are negotiating the terms and conditions of an extension agreement and anticipate completion by February 15, 2016.

Net cash provided by financing activities totaled $1,117,000 and $1,422,000 for the nine months ended December 31, 2015 and 2014, respectively.  During the nine months ended December 31, 2015, we drew $700,000 on an 8% Convertible Debenture dated June 2, 2015, as well as borrowed $1,167,000 from related parties, which amounts were offset by a $750,000 payment made on the exercise of the redemption feature on 93,750 common shares.

Under our current business plan, we purchase NIBs only when they fit our model and our cash flows are sufficient to fund those purchases (with exception of the Del Mar ATA wherein we committed to purchase a certain number of NIBs as they are made available by Del Mar).  We expect to finance our NIBs purchases, as well as our operating working capital requirements, with proceeds from public and/or private offerings of our securities and debt financing. There can be no assurance that we will be successful in the anticipated equity and debt offerings or that we will be successful in raising additional capital in the future on terms acceptable to us, or at all.

If we are unable to raise sufficient capital through the equity and debt offerings or other alternative sources of financing, management will curtail NIB purchases.  We believe that we will be able to fund our operating working capital requirements for at least the next 12 months through February 15, 2017, by leveraging our existing notes payable and lines-of-credit from related parties and an 8% Convertible Debenture Agreement, which together totaled $8,230,000 in available liquidity, of which $3,969,622 is available at February 9, 2016.

The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. To continue as a going concern beyond the period ending February 15, 2017, and in order to continue to acquire life insurance policies and residual interests in or financial products tied to life insurance policies we will need to complete the planned securities and debt offerings or obtain alternative sources of financing. Absent additional financing, we will not have the resources to execute our business plan.

Debt

At December 31, 2015, we owed $3,476,800, including accrued interest, for debt obligations. At December 31, 2015, we held notes payable and lines-of-credits from related parties of $2,667,000, excluding accrued interest, and an 8% Convertible Debenture of $700,000, excluding accrued interest. The notes payable and Lines-of-Credit – Related Parties are due June 30, 2017, or when the Company completes a successful equity raise, at which time principal and interest is due in full, and the Convertible Debenture is due May 31, 2017.  We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to certain market risks in the ordinary course of business. These risks result primarily from changes in interest rates, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. Cash is held in checking, savings and money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President, who is also deemed to be our principal executive officer and our acting Chief Financial Officer (“CFO”), concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were effective, and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system will be met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Prior to the period covered by the Quarterly Report for the period ended September 30, 2015, our President and our acting CFO, had concluded that our disclosure controls and procedures were not effective.  Prior to the period ended September 30, 2015, we appointed a Chief Operating Officer and hired advisors to help us adopt new measures to improve upon our disclosure controls.  Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process. There were no changes to our disclosure controls during the period ended December 31, 2015.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this quarterly report on Form 10-Q management is not aware of any material pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended March 31, 2015, and the quarterly reports on form 10-Q for the three months ended June 30, and six months ended September 30, 2015, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the quarter ended December 31, 2015.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

As of December 31, 2015, the Company had borrowed $2,667,000 from related parties under notes payable and lines-of-credit agreements that allows for borrowings of up to $3,245,000 through the earlier of June 30, 2017, or when the Company completes a successful equity raise, at which time principal and interest is due in full. On February 4, 2016, the notes payable and lines-of-credit agreements were amended to allow for increased borrowings of $1,985,000.  With the new increase in effect, the total borrowings allowed from the related party entities was increased from $3,245,000 to $5,230,000.  All other terms of the agreements remain in effect.   The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

On June 2, 2015, the Company entered into an 8% convertible debenture agreement that allowed for borrowings of up to $3,000,000 through June 2, 2016, at which time principal and interest was to be due in full. On February 2, 2016, the convertible debenture agreement was amended to extend the due date from June 2, 2016 to May 31, 2017.  All other terms of the Agreement remain in effect.

Item 6.  Exhibits

 Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC

Exhibit 10.2	Amendment to the convertible debenture agreement, dated February 2, 2016, between the Company and Sactco International, Limited.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and acting CFO.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date:	February 9, 2016	By:	/s/ Randall F. Pearson
Randall F. Pearson
President, Chief Executive Officer and Acting Chief Financial Officer