Form 10-K
period 2016-03-31
Sundance Strategies, Inc.
filed 2016-06-14
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-50547

SUNDANCE STRATEGIES, INC.
(Exact name of registrant as specified in its charter)
Nevada		88-0515333
(State or other jurisdiction of incorporation or organization)	4626 North 300 West, Suite No. 365 PROVO, UTAH 84604	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)

(801) 705-8968

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock of the Registrant owned by non-affiliate holders was approximately $59,196,791, based on 16,443,553 shares being held by non-affiliates and the closing bid price for the Registrant’s common stock on the OTCQB as of September 30, 2015, or the end of the Registrant’s second fiscal quarter, being $3.60 per share.

As of May 31, 2016, the registrant had 44,128,441 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents incorporated by reference.

Portions of the registrant’s definitive proxy statement—which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended March 31, 2016—are incorporated by reference into Part III of this report.

Item 14.	Principal Accounting Fees and Services	59

PART IV

Item 15.	Exhibits and Financial Statement Schedules	60

	SIGNATURES	62

SUNDANCE STRATEGIES, INC.

In this Annual Report, references to “Sundance,” the “Company,” “we,” “us,” “our” and words of similar import refer to Sundance Strategies, Inc., a Nevada corporation and its wholly-owned subsidiary, ANEW LIFE, INC., a Utah corporation (“ANEW LIFE”), unless the context requires otherwise.

Information Concerning Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as “may”, “should”, “expect”, “project”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “budget”, “forecast”, “predict”, “potential”, “continue”, “should”, “could”, “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements, however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers’ needs; price increases; employee limitations; or delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

PART I

Item 1.    Business

Organizational Background

Java Express, Inc., was organized under the laws of the State of Nevada on December 14, 2001, for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. These endeavors ceased in 2006, and it had no material business operations from 2006 until March of 2013. On March 29, 2013, the Company, its newly formed and wholly-owned subsidiary, Anew Acquisition Corp., a Utah corporation (“Merger Sub”), and ANEW LIFE, INC., a Utah corporation (“ANEW LIFE”), executed and delivered an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub merged with and into ANEW LIFE, ANEW LIFE was the surviving company under the merger and became a wholly-owned subsidiary of the Company on the closing of the merger (the “Merger”). On April 17, 2013, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to change its name from “Java Express, Inc.” to “Sundance Strategies, Inc.” Sundance Strategies, Inc. is referred to as the Company, us or we.

Our Business

We are a specialty financial services company engaged in the secondary market for interests in life insurance policies known generally as “life settlements.” A life settlement is the sale of an existing life insurance policy to a third party for more than the policy’s cash surrender value, but less than the face value of the policy benefit. After the sale, the new policy holder will pay the premiums due on the policy until maturity and then collect the settlement proceeds at maturity.

We do not purchase or hold life insurance policies but, rather, hold a contractual right to receive the net insurance benefits, or NIBs, from a portfolio of life insurance policies held by a third party. These NIBs represent an indirect, residual ownership interest in a portfolio of individual life insurance policies and they allow us to receive a portion of the settlement proceeds from such policies, after expenses related to the acquisition, financing, insuring and servicing of the policies underlying our NIBs have been paid, as more fully described below.

NIBs are generally sold by an entity that holds the underlying life insurance policies, either directly or indirectly through a subsidiary, such an entity being referred to herein as a “Holder.” A Holder, either directly or through a wholly owned subsidiary, purchases life insurance policies either from the insured or on the secondary market and aggregates them into a portfolio of policies. At the time of purchase, the Holder generally also (i) contracts with a service provider to manage the servicing of the policies until maturity, (ii) purchases mortality re-insurance, or MRI, coverage under which payments will be made to the Holder in the event the life insurance policies do not mature according to actuarial life expectancies, and (iii) arranges financing to cover the initial purchase of the life insurance policies, the servicing of the life insurance policies until maturity and the payment of the MRI premiums. The financing obtained by the Holder for a portfolio of life insurance policies is secured by the insurance policies for which the financing was obtained. After a Holder purchases policies, aggregates them into a portfolio and arranges for the servicing, MRI coverage and financing, the Holder contracts to sell NIBs related to the policies. The NIBs grant the holder of the NIBs the right to receive the proceeds from the settlement of the life insurance policies after all of the expenses related to such policies incurred by the Holder have been paid. The Company is not responsible for maintaining premiums or other expenses related to maintaining the life insurance policies underlying NIBs. Such obligations remain with the Holder.

When an insurance policy underlying our NIBs comes to maturity, the insurance proceeds are first used by the Holder to pay related debt and expenses associated with such policy. Once all of the expenses have been paid, the Holder will retain a small percentage of the proceeds and then will pay the remaining insurance proceeds to us in satisfaction of our related NIB.

Life Settlements Market

There are a number of reasons a policy owner may choose to sell his or her life insurance policy. The policy owner may no longer need or want his or her policy, he or she may wish to purchase a different kind of insurance policy, premium payments may no longer be affordable or the policy owner may need cash to fund healthcare or other expenses. In particular, policy holders 65 years of age and older and their families are faced with a variety of challenges as they seek to address their post-retirement financial needs and selling one’s life insurance policy may provide a unique and valuable financial solution to such challenges. From the early 2000s through 2008, the market for newly originated life settlements grew from virtually no activity to a peak of an estimated $12 billion of face value of U.S. life settlement policies settled annually in 2007 and 2008. Economic factors slowed the growth in 2009, when an estimated $8 billion of face value of U.S. life insurance was settled and growth has continued to decline since that time. According to a 2015 study done by the insurance research group Conning & Co., investors purchased $1.7 billion worth of U.S. life insurance face value in 2014, bringing its estimate of the total face value of life settlements held at year end to just over $32 billion. Looking ahead, however, Conning & Co. projected steady growth in the amount of face value available for life settlements, though it may take years to re-attract capital to pre-2009 levels to meet that supply. Regardless, we believe that the supply of policies has the potential to increase over time due to the aging population and increased awareness of the life settlement market as an alternative to allowing a policy to lapse for little or no value. A report from the AAP Life Settlement Market Update indicated that internal rates of return for life settlement transactions conducted in 2013 were in the high-teens. Participants in the secondary life settlement market have included major insurance companies which have purchased available pools of policies for their own investment, portfolio aggregators, private equity funds, and independent third-party investors.

Our Business Model

Predictability of Future Cash Flows. Predictability of future cash flows is one of the biggest challenges facing companies engaged in the life settlements industry. If a Holder is not able to adequately predict future cash flows and does not continually have enough cash to make a policy portfolio’s premium payments, the policies in the portfolio may lapse and we may lose our right to receive the proceeds from the settlement of the policies at maturity. Prediction of future cash flow requires the use of financial models, which rely on various assumptions. These assumptions include the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from those estimates. If projections of life expectancies are wrong, Holders may be obligated to service the related insurance policies for longer than expected, thereby increasing their costs and reducing the net insurance benefit available to us. Other than the NIBs initially acquired from Del Mar Financial S.a.r.l. as described below, we have mitigated some of this risk by only holding NIBs where the Holders of the insurance policies underlying such NIBs have (i) financed a portion of the purchase price of the policy portfolio underlying the NIBs and (ii) financed the policy portfolio’s premium payments and obtained MRI coverage for the policy portfolio.

Financing a portion of the purchase price. Financing a portion of the purchase price of a policy portfolio allows the Holder to leverage its investment and create a larger and diversified policy portfolio. When making an investment in a portfolio of life insurance policies, a Holder utilizes actuarial tables to determine when the policies in the portfolio can be expected to come to maturity. However, the Holder assumes the risk that the policies in the portfolio will come to maturity later than was predicted by the actuarial tables used at the time of purchase. The life expectancies provided by the actuarial tables are based on actual death rates in large populations of individuals with similar demographic characteristics. Thus, the more policies underlying a policy portfolio, the more reliable the use of actuarial tables becomes. In other words, the larger the policy portfolio, the more closely the underlying insureds would be expected to, on average, follow actuarial predictions and the lower the risk associated with future cash flows will be. Because we want predictability and stability in the cash flows generated by our NIBs, we have only purchased NIBs where the Holder of the underlying policy portfolio has maximized its investment in the policy portfolios by financing a portion of the purchase price.

Financing premium payments. Holding NIBs where the Holder of the policy portfolio has ensured its ability to pay policy premiums by financing such premium payments and ensured the predictability of future cash flows by obtaining MRI provides us with a more stable cash position and enables us to focus on long term growth.

MRI Coverage. Because of the uncertainty of maturity of insurance policies, the Holders have contracted with an insurance provider for MRI coverage. We do not have a contract with the MRI provider and the MRI provider does not provide any insurance to us but, rather, provides MRI coverage to the various Holders of life insurance policies underlying our NIBs. MRI coverage typically provides guaranteed cash flow based on the expected death benefits of the pool of policies being insured calculated at the issuance of the coverage and thereby provides credit enhancement to any bank providing financing to a Holder. The term of the MRI policies is usually 15 years. Any claims paid by the MRI to the Holder must be paid back to the MRI provider out of death benefit proceeds from the pool of policies being insured when such death benefit proceeds are eventually received. This enables the Holder to receive a smoother cash flow from a pool of policies over time and avoid “lumpiness” in the cash flows that would otherwise be more pronounced in the absence of the MRI coverage. Any claim payment balances would accrue interest, typically at a spread of 250 basis points over LIBOR, to the extent they remain outstanding. The MRI coverage is obtained by paying an MRI premium, typically at equal to 2% of the cumulative death benefit of the covered life insurance policies, at the outset of the coverage and, depending on the specific terms of the MRI policy, possibly an additional premium amount at a predetermined time during the effective coverage period (the “Commitment Fee”), which is typically 1% of the cumulative death benefits of the covered policies. The insurer under the MRI policy typically must approve the sale of any life insurance policies covered by the MRI policy if such sale does not result in the full repayment of any outstanding recovery amounts. It is our understanding that there is only one MRI Provider. While the MRI coverage is relatively expensive, we believe that insurance policies underlying NIBs that are covered by MRI have less volatility, are more liquid and should achieve higher values for purposes of financing and secondary market sales.

Financing a policy portfolio’s premium payments gives a Holder additional cash needed to satisfy the premium obligations of its portfolio. In addition, obtaining MRI increases the probability that the Holder will receive future cash flows in the event the underlying insureds live longer than expected. This combination provides the Holder with sufficient liquidity to stabilize its cash position and, in turn, increases the likelihood that we will receive the NIB we have purchased related to the Holder’s portfolio.

Life Settlement Financing Market

Because of the uncertainty of maturity of life insurance policies, financing for the purchase and servicing of life insurance policies has historically been difficult to secure. The lender (the “Holders’ Lender”) has provided financing to the Holders to finance the purchase of the insurance policies underlying our NIBs. To be clear, the Holders’ Lender does not provide any financing to us but, rather, provides financing to the various Holders of life insurance policies underlying our NIBs. We have no contract, arrangement or understanding with the Holders’ Lender. The Holders’ Lender contracts with the Holders for financing to purchase the insurance policies underlying our NIBs. We believe the Holders’ Lender is presently the only lender currently providing financing for insurance policy portfolios underlying NIBs. We believe other lenders may enter this market. No assurance can be given that the Holders’ Lender will be able to continue to provide financing for policy portfolios or that any such other lending sources will become available to participants in the life settlement market. The failure of the Holders’ Lender or other lenders to make loans to Holders may result in Holders’ inability to provide NIBs to us for purchase and our business model of purchasing and holding NIBs will suffer substantially. We do not have a direct contractual relationship with the Holders’ Lender.

We understand that a typical loan from the Holders’ Lender has a term of 4 to 5 years at an interest rate between 4.5% and 8% compounded quarterly (12.1% in the event of default) and is secured by the life insurance policies owned by the Holder. These loans also include a variety of covenants agreed to by the Holder and/or one of its subsidiaries. The use of funds disbursed under the loan is restricted to servicing the pledged portfolio of life insurance policies, including, among other uses, the policy premiums, MRI premiums, the payment of a commitment fee to the MRI provider and administration costs. The Holder must provide confirmation of MRI coverage prior to receiving any funds under the loan. In addition, if the outstanding loan amount exceeds 75% of the aggregate value of the life insurance policies securing the loan or if the loan balance exceeds applicable regulatory large exposure limits, the Holders’ Lender is not required to disburse funds under the loan.

We further understand that the Holders’ Lender also receives repayment priority as proceeds are received from the life insurance policies serving as collateral for the loan. Life insurance policy proceeds must first be used to repay interest and principal owed under the loan (as long as the outstanding loan amount exceeds 50% of the aggregate value of the life insurance policies securing the loan) including draws on the MRI, if applicable, next to pay the Holder’s servicing fees, then to repay any additional amounts owed to the Holders’ Lender and finally to an account designated by the Holder. If it is determined that the outstanding loan amount is less than 50%, and all other obligations have been paid in full, the Company may be eligible to receive a distribution.

While the loan typically matures 4 to 5 years after the first disbursement of funds, maturity of loan amounts is accelerated if the related life insurance policy is liquidated or at the time that the death benefit is received. Prepayment is subject to a prepayment fee equal to the difference between the interest that would have been received by the Holders’ Lender at maturity of the loan and the interest the Holders’ Lender would have received if it deposited the prepayment amount in an institution in the London interbank market until the maturity date.

Our NIB Purchasing Guidelines

Our objective is to acquire NIBs based on insurance policy portfolios that will produce returns in excess of the purchase, financing, servicing and insuring costs incurred by the Holder and hold those NIBs to maturity. The guidelines we generally follow regarding the purchase of NIBs include:

  the insured is 75 years old or older;
  all NIBs relate to U.S. Universal Life Insurance policies;
  all underlying insurance policies have qualified for financing that will cover at least four years of premiums following the date on which we acquire the NIBs;
  each policy must first be reviewed by the legal due diligence team of the lender providing financing for the acquisition and servicing of the life insurance policies, second by the MRI company’s due diligence team and then finally approved by our due diligence processes;
  all policies must qualify for MRI; and
  the projected proceeds payable on each life insurance policy upon the death of the underlying insured are projected to exceed the costs to service the life insurance policies, amounts due to creditors secured by such life insurance policy, such as the Holders’ Lender or the MRI provider, other costs and fees incurred by the Holder and the percentage of the remaining insurance benefit retained by the Holder before payment is made to us in satisfaction of our NIBs.

Competition

We are not aware of any other company engaged in the business of buying NIBs. However, we encounter significant competition in the life settlements industry generally from numerous companies, including hedge funds, investment banks, secured lenders, specialty life insurance finance companies and life insurance companies themselves who purchase life settlements. Many of these competitors have greater financial and other resources than we do and may have significantly lower cost of funds because they have greater access to insured deposits or the capital markets. Moreover, some of these competitors have significant cash reserves and can better fund shortfalls in collections that might have a more pronounced impact on companies such as ours. They also have greater market share. For example, Berkshire Hathaway purchased a portfolio of $300 million (face value) in life insurance policies in 2013. According to The Deal Pipeline, total life settlement transactions grew to $2.57 billion (face value) in 2013.

A report from the AAP Life Settlement Market Update indicated that internal rates of return for life settlement transactions conducted in 2013 were in the high-teens - an attractive return at a time when fixed income and other hedge positions were delivering minimal rates of return. In the event that certain better-financed companies make a significant effort to compete against our business or the secondary market in general, prices paid for existing portfolios of life insurance policies may rise and our ability to purchase NIBs or realize a return on NIBs may decline. In addition, recent shrinking of the market for life settlements has resulted in fewer available pools of insurance policies. As a result, price competition for the remaining pools has increased. Our limited resources prohibit us from competing for larger pools. These factors could adversely affect our profitability by reducing our return on investment or increasing our risk.

Our Current NIB Portfolio

We purchased all of the NIBs we currently own on the secondary market, not directly from a Holder. We currently own NIBs related to 13 portfolios of life insurance policies. Our current NIB portfolio consists of NIBs purchased from PCH Financial S.a.r.l., or “PCH,” Del Mar Financial S.a.r.l., or “Del Mar,” and HFII Assets Solutions, LLC, or “HFII.” We currently estimate proceeds of approximately $115 million on the NIBs owned by us as of March 31, 2016. This amount is based on the estimated proceeds from policies of approximately $401 million in face value. The policy portfolios underlying our NIBs currently contain 130 fractionalized policies on 71 individual insureds.

Through the combination of loans from the Holders’ Lender to and MRI coverage held by the Holder of the portfolios of policies underlying our NIBs and debt or equity financing by us, we currently believe we should be able to hold all the NIBs we acquired until maturity.  However, we will continuously analyze the senior loans, MRI payments, NIBs and underlying policies to determine, in conjunction with the Holders, whether any such assets should be liquidated. Further, in the event of any events of default under the senior loans or MRI, we plan to make a request to the relevant Holder, to sell the affected assets, if necessary or advisable. If we are not successful, we may lose our interest in the affected NIBs.  We believe there is an active secondary market for life insurance policies that we can access if it is determined that any of the life insurance policies or NIBs should be liquidated.  However, prices in the secondary market are relatively volatile, and our goal is to avoid the early sale of NIBs or life insurance policies so that we can realize the maximum net amount on maturity of the Policies.  Through relationships with well-known market participants, we believe we have substantial lines of communications with the potential participants active in the life settlement secondary market; however, no assurance can be given that if we are required to sell any of our NIBs or other insurance related products prior to maturity, that we will be able to do so without incurring a loss.

NIBs Acquired from PCH Financial. On March 11, 2013, pursuant to an agreement between PCH and ANEW LIFE, our wholly-owned subsidiary, ANEW LIFE acquired NIBs related to policies with an aggregate original face amount equal to $129,038,933, for an aggregate of $5,999,000, $3,000,000 of which was paid in cash and $2,999,000 of which was paid by the issuance of a secured promissory note by ANEW LIFE. Subsequent to the execution of the transfer agreement between PCH and ANEW LIFE, the secured promissory note was assigned to Del Mar and the face value of the note was reduced to $1,500,000. Ultimately the secured promissory note was assigned to Hyperion. In June 2015 the secured promissory note was converted to temporary equity through the issuance of 187,500 shares of common stock and the grant of a redemption right allowing Hyperion to require the Company to repurchase the shares. The redemption right was exercised with respect to 93,750 shares on June 9, 2015, for which the Company paid $750,000. On March 25, 2016, Hyperion exercised the redemption right in relation to the remaining 93,750 shares and on April 12, 2016, the Company paid $750,000 and the secured promissory note was settled. At March 31, 2016, the $750,000 with respect to the unexercised portion of the redemption right was classified on the balance sheet as Mandatorily Redeemable Common Stock.

The following table contains detailed information about the life insurance policies underlying the NIBs we acquired from PCH Financial.

	Face Amount	Gender	Current Age[1]	Life Expectancy (months)[2]	Age of LE Report (months)[3]	Carrier	Carrier Rating[4]
1	$10,000,000	Male	86	85	50	New York Life	AA+
2	$5,000,000	Male	88	77	46	Jefferson Pilot	AA-
3	$3,000,000	Male	80	134	55	Jefferson Pilot	AA-
4	$2,500,000	Male	83	104	49	Lincoln National	AA-
5	$8,000,000	Male	86	93	53	Lincoln National	AA-
6	$8,000,000	Female	86	116	56	Hancock	AA-
7	$10,000,000	Male	90	52	47	American General	A+
8	$5,000,000	Male	86	91	48	American General	A+
9	$5,000,000	Male	82	138	50	Hancock	AA-
10	$1,000,000	Male	88	70	47	AXA	A+
11	$4,000,000	Male	89	81	47	Lincoln National	AA-
12	$5,000,000	Male	84	131	54	Lincoln National	AA-
13	$10,000,000	Male	79	139	50	Lincoln National	AA-
14	$10,000,000	Male	80	137	48	ReliaStar NY	A
15	$10,000,000	Male	83	148	53	AXA	A+
16	$3,000,000	Male	78	138	47	Protective	AA-
17	$1,000,000	Male	84	122	55	Lincoln Benefit	BBB+
18	$1,600,000	Male	81	151	47	Transamerica	AA-
19	$11,856,734	Male	80	153	49	New York Life	AA+
20	$10,000,000	Female	85	140	50	AXA	A+
21	$3,000,000	Male	75	164	51	AXA	A+
22	$3,000,000	Male	79	147	48	Lincoln Benefit	BBB+
	$129,956,734

__________________

  Age at nearest birthday (as of March 31, 2016)
  The Life Expectancy ("LE") input is the 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio.  In purchasing and financing NIBs, we may use alternate life expectancy companies or may use weighted averages of two or more life expectancy companies, depending on the facts and circumstances of the case and requirements of the various counterparties. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.
  The Age of LE report represents the difference between the average date of the reports from which the Life Expectancy input were taken and of March 31, 2016 divided by 30.5 days to arrive at a number expressed in months. The age of an LE report is relevant to the reliability or aging of the Life Expectancy provided in the previous column.
  The carrier ratings are generally taken from S&P, but if a carrier is not rated by S&P, then the ratings are taken from the following agencies (in order): Moody's, Fitch, or A.M. Best.

Based on the original life expectancy report related to the life insurance portfolio underlying the NIBs we purchased from PCH Financial, with an adjustment made to reduce the Life Expectancies by the number of months since the last Life Expectancy report, we could expect 9 underlying policies, representing an aggregate face amount of $53.5 million, to mature within 5 years of March 31, 2016, and the remaining underlying policies, representing an aggregate face amount of approximately $76.5 million, to mature thereafter. These life expectancies, or “LEs”, are based on a 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio. It should be noted that the insured’s health, medical conditions and other considerations may have changed since the initial LE report, so the LE is simply an estimate. These LEs were produced by third-party life expectancy companies and represent the actuarial mean of how long an individual is expected to live using the LE provider's proprietary statistical model, which is typically based on individualized mortality curves for each life factoring in the insured's gender, age, health and family history, medical conditions, and other considerations. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.

Although paid by the holder of the policy portfolio underlying our NIBs, the estimated premiums and other expenses to be paid with respect to the underlying policies for each of the five succeeding fiscal years to keep the policies in force as of March 31, 2016, are as follows:

Estimated Expenses to be Paid by Holder
Year	Premiums	Expenses + Interest[1]	Total
Year 1	$3,763,141	$3,076,941	$6,840,082
Year 2	3,506,932	2,823,386	6,330,318
Year 3	4,187,879	3,037,504	7,225,383
Year 4	3,428,312	1,707,077	5,135,389
Year 5	3,491,163	1,549,062	5,040,225
Thereafter	10,187,839	6,790,301	16,978,140
Total	$28,565,266	$18,984,271	$47,549,537

__________________

1.	The amounts in this column represent what we expect the Holders expenses to be in relation to interest accrued on the Senior Loans, servicing fees, custodial fees and other administrative expenses and fees.

These premiums, along with other costs and expenses and repayments under the MRI, if any, will reduce the net insurance benefits payable to us under the policies underlying our NIBs.  Certain policies contain a return of premium provision, which will increase the net insured benefit as premium payments are made. As of March 31, 2016, we have not received any proceeds from the NIBs we acquired from PCH Financial. Based on our current projections, we expect to ultimately receive between 30% and 40% of the aggregate face amount of the life insurance policies underlying the NIBs we acquired from PCH Financial. Our current projections are based off of various assumptions including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. In addition, this expectation may not be realized for a number of reasons, such as if the Holder defaults on premium payments and the related life insurance policies underlying our NIBs lapse and the underlying insureds live longer than expected, thus increasing the length of time that the related life insurance policies must be maintained and amounts that must be repaid to MRI providers and related expenses.

NIBs Acquired from Del Mar. Effective June 7, 2013, we entered into an asset transfer agreement with Del Mar (the “Del Mar ATA”) to purchase NIBs based on two portfolios of life insurance policies having a face amount of approximately $284,270,924 as well as some additional assets, consisting primarily of approximately 72.2% of the NIBs associated with a portfolio of life settlement policies having a face value that originally totaled $94,000,000. These additional assets served as consideration and collateral for certain cash advances and expense payments made by the Company on Del Mar’s behalf. During June 2015, one of these life settlement policies matured for $10,000,000, lowering the remaining face value of such life settlement policies to $84,000,000.

A portion of the NIBs we initially acquired pursuant to the Del Mar ATA did not meet all of our NIB purchasing guidelines described above; such NIBs are referred to herein as the “Unqualified NIBs.” The Del Mar ATA provided that Del Mar would convert the Unqualified NIBs into NIBs that generally meet our NIB purchasing guidelines, or “Qualified NIBs,” and that Del Mar would make available for purchase by the Company an aggregate face amount of $400,000,000 of Qualified NIBs. The aggregate purchase price under the Del Mar ATA was $20,000,000, $5,000,000 of which was paid in cash up front with an additional $3,000,000 in cash and $12,000,000 in promissory notes to be paid or issued, as applicable, upon certain events described in the Del Mar ATA. In connection with entering into the Del Mar ATA, we also entered into an agreement with Europa Settlement Advisors Ltd. (“Europa”), whereby it was agreed that Europa would exclusively provide its NIBs related structuring and consulting services to us in relation to the NIBs acquired by us under the Del Mar ATA, with the understanding that we had no obligation to purchase any NIBs, qualified or otherwise, that Europa presented to us.  Europa received an initial cash advance of $340,000 for its services related to its structuring and consulting services regarding the Del Mar ATA.

Under the Del Mar ATA, Del Mar, with the assistance of Europa, was obligated to convert the Unqualified NIBs into Qualified NIBS. As soon as Del Mar met its obligation to provide Qualified NIBs to the Company, any remaining NIBs and any other consideration and collateral transferred to us pursuant to the Del Mar ATA would be returned or released to Del Mar. The original due date for the conversion was December 31, 2013.

As Del Mar was unable to provide the required amount of Qualified NIBs by the extended due date of August 31, 2015, effective September 1, 2015, the agreements with Del Mar and Europa were cancelled and the Company obtained full ownership and control of the collateral, which included the above mentioned approximately 72.2% of the NIBs associated with $84,000,000 face value of life settlement policies and certain rights to net proceeds relating to a policy that had matured prior to the due date.

The following table contains detailed information about the life insurance policies underlying the NIBs we acquired pursuant to the Del Mar ATA and held as of March 31, 2016.

	Face Amount	Policy Type	Gender	Current Age[1]	Life Expectancy[2]	Months Elapsed since latest LE3	Carrier	Carrier Rating[4]
1	$4,000,000	Universal Life	Male	86	65	34	Hancock	AA-
2	$10,000,000	Universal Life	Male	82	153	35	Lincoln National	AA-
3	$10,000,000	Universal Life	Female	85	144	35	Natl Western	A
4	$4,000,000	Universal Life	Female	82	142	33	AXA	A+
5	$10,000,000	Universal Life	Female	85	137	33	Sun Life	AA-
6	$10,000,000	Universal Life	Female	85	46	34	ReliaStar	A
7	$9,600,000	Universal Life	Female	85	125	35	Lincoln National	AA-
8	$5,000,000	Universal Life	Male	81	91	35	AXA	A+
9	$10,000,000	Universal Life	Male	84	94	35	Beneficial Life	A-
10	$10,000,000	Universal Life	Female	87	105	35	AXA	A+
11	$10,000,000[5]	Universal Life	Male	84	103	58	AXA	A+
12	$10,000,000[5]	Universal Life	Male	87	96	54	Jefferson Pilot	AA-
13	$9,000,000[5]	Universal Life	Male	82	129	52	Transamerica	AA-
14	$10,000,000[5]	Universal Life	Female	86	127	60	AXA	A+
15	$10,000,000[5]	Universal Life	Male	85	108	54	AXA	A+
16	$10,000,000[5]	Universal Life	Male	85	119	53	Lincoln National	AA-
17	$5,000,000[5]	Universal Life	Female	85	138	55	Sun Life	AA-
18	$5,000,000[5]	Universal Life	Male	85	90	61	Lincoln Benefit	BBB+
19	$5,000,000[5]	Universal Life	Male	94	54	60	AXA	A+
20	$5,000,000[5]	Universal Life	Female	86	115	60	AXA	A+
21	$5,000,000[5]	Universal Life	Female	89	106	54	Jefferson Pilot	AA-
	$166,600,000

__________________

1.	Age at nearest birthday (as of March 31, 2016)
2.	The Life Expectancy ("LE") input is the 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio. In purchasing, financing or insuring NIBs, we may use alternate life expectancy companies or may use weighted averages of two or more life expectancy companies, depending on the facts and circumstances of the case and requirements of the various counterparties. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.
3.	The Age of LE report represents the difference between the average date of the reports from which the Life Expectancy input were taken and of March 31, 2016 divided by 30.5 days to arrive at a number expressed in months. The age of an LE report is relevant to the reliability or aging of the Life Expectancy provided in the previous column.
4.	The carrier ratings are generally taken from S&P, but if a carrier is not rated by S&P, then the ratings are taken from the following agencies (in order): Moody's, Fitch, or A.M. Best.

5. Company has ownership and control of 72.2% of the NIBs associated with this policy.

Based on the original life expectancy report related to the life insurance portfolio underlying the NIBs we purchased from Del Mar, with an adjustment made to reduce the Life Expectancies by the number of months since the last Life Expectancy report, we could expect 11 underlying policies, representing an aggregate face amount, of approximately $65.1 million, to mature within 5 years of March 31, 2016, and the remaining underlying policies, representing an aggregate face amount of approximately $24.6   million, to mature thereafter. These face values are after consideration is given to the Company’s 72.2% ownership of a portion of the policies, and the life expectancies, or “LEs”, are based on a 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio. It should be noted that the insured’s health, medical conditions and other considerations may have changed since the initial LE report, so the LE is simply an estimate. These LEs were produced by third-party life expectancy companies and represent the actuarial mean of how long an individual is expected to live using the LE provider's proprietary statistical model, which is typically based on individualized mortality curves for each life factoring in the insured's gender, age, health and family history, medical conditions, and other considerations. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.

Although paid by the Holder, the estimated premiums and other expenses to be paid with respect to the policies underlying the NIBs and Qualified NIBs purchased by us from Del Mar for each of the five succeeding fiscal years to keep such policies in force as of March 31, 2016, are as follows:

Estimated Expenses to be Paid by Holder
Year	Premiums	Expenses + Interest[1]	Total
Year 1	$5,059,565	$3,040,590	$8,100,155
Year 2	5,120,554	2,771,385	7,891,939
Year 3	5,339,277	2,631,075	7,970,352
Year 4	5,466,646	2,575,767	8,042,413
Year 5	5,564,748	2,528,579	8,093,327
Thereafter	11,761,659	7,918,053	19,679,712
Total	$38,312,449	$21,465,449	$59,777,898

__________________

1.	The amounts in this column represent what we expect the Holders expenses to be in relation to interest accrued on the Senior Loans, servicing fees, custodial fees and other administrative expenses and fees. .

These premiums, along with other costs and expenses and repayments under the MRI, if any, will reduce the net insurance benefits payable to us under the policies.  As of March 31, 2016, we have not received any proceeds from the NIBs we acquired from Del Mar. Based on our current projections, we expect to ultimately receive between 30% and 40% of the aggregate face amount of the life insurance policies underlying the NIBs we acquired from Del Mar. Our current projections are based off of various assumptions including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. In addition, this expectation may not be realized for a number of reasons, such as if the Holder defaults on premium payments and the related life insurance policies underlying our NIBs lapse and the underlying insureds live longer than expected, thus increasing the length of time that the related life insurance policies must be maintained and amounts that must be repaid to MRI providers and related expenses.

Qualified NIBs acquired under the HFII Asset Transfer Agreement

On March 31, 2015, we entered into an asset purchase agreement with HFII, which was subsequently amended on March 31, 2015, pursuant to which we purchased NIBs related to four portfolios of life insurance policies with an aggregate face value of approximately $124,375,000 and which meet our NIB purchasing guidelines. The following table contains detailed information about the life insurance policies underlying the NIBs we acquired from HFII Assets.

	Face Amount	Policy Type	Gender	Current Age[1]	Life Expectancy[2]	Months Elapsed since latest LE3	Carrier	Carrier Rating[4]
1	$1,500,000	Universal Life	Male	93	63	43	AXA	A+
2	$1,500,000	Universal Life	Male	85	92	44	AXA	A+
3	$7,000,000	Universal Life	Female	83	94	49	Jefferson Pilot	AA-
4	$10,000,000	Universal Life	Male	81	135	49	AXA	A+
5	$1,500,000	Universal Life	Male	89	66	47	Protective	AA-
6	$2,000,000	Universal Life	Male	79	96	48	Natl Western	A
7	$10,000,000	Universal Life	Male	78	145	46	Hartford	BBB+
8	$5,000,000	Universal Life	Male	78	152	47	AXA	A+
9	$5,000,000	Universal Life	Male	78	152	47	AXA	A+
10	$3,000,000	Universal Life	Female	85	119	46	ReliaStar	A
11	$10,000,000	Universal Life	Female	85	110	48	AXA	A+
12	$3,000,000	Universal Life	Male	91	55	49	Hancock	AA-
13	$975,000	Universal Life	Male	94	53	40	Columbus	AA
14	$2,500,000	Universal Life	Male	86	107	53	Natl Western	A
15	$1,500,000	Universal Life	Male	82	97	54	Hancock	AA-
16	$5,000,000	Universal Life	Male	85	110	54	West Coast	AA-
17	$5,000,000	Universal Life	Male	85	109	54	Lincoln Benefit	BBB+
18	$5,000,000	Universal Life	Female	87	129	54	Columbus	AA
19	$7,000,000	Universal Life	Male	81	148	47	Lincoln National	AA-
20	$5,000,000	Universal Life	Female	89	92	44	AXA	A+
21	$4,000,000	Universal Life	Female	87	124	49	Security Life of Denver	A
22	$2,400,000	Universal Life	Male	83	134	54	Lincoln National	AA-
23	$5,000,000	Universal Life	Male	89	80	45	AXA	A+
24	$4,500,000	Universal Life	Male	85	81	46	Columbus	AA
25	$3,000,000	Universal Life	Male	90	67	54	AXA	A+
26	$2,000,000	Universal Life	Male	83	124	48	Hancock	AA-
27	$5,000,000	Universal Life	Female	86	116	53	Security Life of Denver	A
28	$2,000,000	Universal Life	Male	80	130	53	Security Life of Denver	A
29	$5,000,000	Universal Life	Male	86	111	48	Prudential	AA-
	$124,375,000

__________________

  Age at nearest birthday (as of March 31, 2016)
  The Life Expectancy ("LE") input is the 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio.  In purchasing, financing or insuring life insurance policies or NIBs, we may use alternate life expectancy companies or may use weighted averages of two or more life expectancy companies, depending on the facts and circumstances of the case and requirements of the various counterparties. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.
  The Age of LE report represents the difference between the average date of the reports from which the Life Expectancy input were taken and of March 31, 2016 divided by 30.5 days to arrive at a number expressed in months. The age of an LE report is relevant to the reliability or aging of the Life Expectancy provided in the previous column.
  The carrier ratings are generally taken from S&P, but if a carrier is not rated by S&P, then the ratings are taken from the following agencies (in order): Moody's, Fitch, or A.M. Best.

Based on the original life expectancy report related to the life insurance portfolio underlying the NIBs we purchased from HFII, with an adjustment made to reduce the Life Expectancies by the number of months since the last Life Expectancy report, we could expect 11 underlying policies, representing an aggregate face amount, of approximately $65.1 million, to mature within 5 years of March 31, 2016, and the remaining underlying policies, representing an aggregate face amount of approximately $24.6 million, to mature thereafter. These life expectancies, or “LEs”, are based on a 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio. It should be noted that the insured’s health, medical conditions and other considerations may have changed since the initial LE report, so the LE is simply an estimate. These LEs were produced by third-party life expectancy companies and represent the actuarial mean of how long an individual is expected to live using the LE provider's proprietary statistical model, which is typically based on individualized mortality curves for each life factoring in the insured's gender, age, health and family history, medical conditions, and other considerations. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.

Although paid by the Holder, the estimated premiums and other expenses to be paid with respect to the policies underlying the NIBs purchased by us from HFII for each of the five succeeding fiscal years to keep such policies in force as of March 31, 2016, are as follows:

Estimated Expenses to be Paid by Holder
Year	Premiums	Expenses + Interest[1]	Total
Year 1	$4,411,072	$2,736,063	$7,147,135
Year 2	4,864,459	3,601,079	8,465,538
Year 3	5,536,981	2,970,498	8,507,479
Year 4	5,707,835	3,062,397	8,770,232
Year 5	5,208,199	3,364,619	8,572,818
Thereafter	13,958,338	14,241,447	28,199,786
Total	$39,686,884	$29,976,104	$69,662,988

__________________

1.	The amounts in this column represent what we expect the Holders expenses to be in relation to interest accrued on the Senior Loans, servicing fees, custodial fees and other administrative expenses and fees.

These premiums, along with other costs and expenses and repayments under the MRI, if any, will reduce the net insurance benefits payable to us under the policies.  As of March 31, 2016, we have not received any proceeds from the NIBs we acquired from HFII. Based on our current projections, we expect to ultimately receive between 10% and 20% of the aggregate face amount of the life insurance policies underlying the NIBs we acquired from HFII. Our current projections are based off of various assumptions including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. In addition, this expectation may not be realized for a number of reasons, such as if the Holder defaults on premium payments and the related life insurance policies underlying our NIBs lapse and the underlying insureds live longer than expected, thus increasing the length of time that the related life insurance policies must be maintained and amounts that must be repaid to MRI providers and related expenses.

Employees

We have three full-time employees: Randall F. Pearson, our President, Chief Executive Officer and Chief Financial Officer; Matthew G. Pearson, our Chief Operating Officer; and Lisa L. Fuller, Esq., our general legal counsel.

Available Information

Our website address is www.sundancestrategies.com. We make available free of charge on the Investor Relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.    Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to other information contained in this Form 10-K, including our consolidated financial statements and related notes.

Risk Factors relating to Our Company

We have historically incurred net losses since our inception and may continue to incur substantial net losses for the foreseeable future. We may never achieve sustained profitability.

We have historically incurred substantial net losses. Though for the year ended March 31, 2016 we recognized net income of $83,729, for the years ended March 31, 2015 and 2014 we incurred a net loss of $146,740 and $206,138, respectively. For the years ended March 31, 2016, 2015 and 2014, we used cash in operations of about $2.8 million, $2 million and $10.5 million, respectively. We have an accumulated deficit of $373,799 million at March 31, 2016. Even if we are successful in acquiring additional NIBs supported by larger pools of insurance policies, we may continue to incur substantial losses for the foreseeable future as we continue to acquire NIBs.

99% of our total assets are interests in life settlement policies, resulting in a lack of diversification of assets and concentration in assets that are subject to significant fluctuations in value.

Our currently owned NIBs comprise approximately 99% of our assets as of March 31, 2016.  Life settlement products like our NIBs are subject to substantial fluctuations in value, primarily based upon matters that are not within our control, such as the current health and life expectancy of the insureds underlying our NIBs, the solvency of the Holders of the policies and the Holders’ Lender, the Holders’ financing costs and ability to acquire policies and the solvency of the insurance companies. Each of these factors can result in significant fluctuations of the value of the life insurance policies underlying the NIBs, thereby affecting our interests. If Holders fail to pay the costs of maintaining the insurance policies underlying our NIBs, the value of our NIB portfolio could be reduced to zero.

Limitations to the financial model we use may result in inaccurate or incomplete projections of future cash flow from the insurance policies underlying our NIBs.

Our financial model used to project our future cash flows was chosen because of its straight-forward approach in calculating expected cash flows. We believe the methodology used in the model is particularly desirable because it has parameters that are easily verifiable and does not require complex calculations or mathematic simulations to confirm results. However, with every financial model, there are limitations. Most require assumptions to be made. Our model is no exception. Our assumptions may prove to be wrong and, therefore, our model may be wrong. Our model relies on actuarial life-expectancy reports prepared by third parties from which the estimated date of maturity is calculated. It is assumed that these reports were accurately made and properly reflect real life expectancies. Our model then uses minimum premiums generated by the industry-standard MAPS model as the assumed premium payments up until the date of maturity. We assume that such results are accurate and capture all the terms of a given policy. Our model also requires other inputs including but not limited to the following: (i) a 15-year period for projections; (ii) a distinct number of lives; (iii) a distinct number of policies; (iv) life expectancy tables and projections; (v) premiums; (vi) senior lending fees; (vii) MRI fees; and (viii) insurance, servicing and custodial fees. While this method of modeling cash flows is helpful in setting general expectations of potential returns that might be produced from a given portfolio, there is no way such results can be guaranteed. In addition to our assumptions, there are many factors that may affect the selection of inputs for the model.

The individuals insured by the life insurance policies underlying our NIBs may live longer than their actuarial life expectancies and thereby, our cash flows from life insurance policies underlying our NIBs coming to maturity may be delayed.

The actual date of death of an insured with respect to a life insurance policy is uncertain. Life expectancies are projected from the medical records of the insured and actuarial data based upon the historical experience of similarly situated persons.  However, it is impossible to predict with certainty any insured’s life expectancy. We have and will continue to base our longevity assumptions on the reports of third-party life expectancy providers, among whom there is no uniformity of assumptions, approach or procedure. There are also significant disputes among third-party life expectancy providers regarding the mortality rate relating to certain disease states and the efficacy of certain treatments. Some factors that may affect the accuracy of a life expectancy report or other calculation of the estimated length of an individual’s life are:

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

We rely primarily on four different life expectancy providers, 21st Services LLC, American Viatical Services LLC, Fasano Associates and EMSI. A life expectancy, or LE, can be considered the life expectancy provider’s “best estimate” as to how long a person would live. We assume that the life expectancies were accurately calculated and properly assessed for purposes of our model. To introduce some “checks and balances” into our cash flow projections, we use at least two LE reports from different third-party LE providers for each policy. We do this to try to avoid any systemic bias introduced by dependency on life expectancies produced by a single source. In addition, our model gives greater weight to the longer (and more conservative) of the two LEs. By using such a long/short weighted average, our model attempts to hedge against unexpected longevities in a portfolio.

Changes in actuarial based life expectancy methodologies (which are determined by the Society of Actuaries and are amended every three to five years) could have the effect of reducing the internal rate of return on the life insurance policies underlying our NIBs and could cause increased difficulty in financing premiums.  If changes are significant, they could lower prices for future NIBs (to our benefit), but could also lower the value of the life insurance policies underlying our NIBs due to the lower resulting present value of the death benefits forecasted to be paid at later dates.  Holders’ senior loans require that certain loan to value ratios be maintained and decreases in policy values could result in violations of these provisions. Default by Holders on their senior loans may impair their ability to obtain financing necessary to maintain the life insurance policies underlying our NIBs, which could reduce the value of our NIBs. If Holders are unable to make premium payments and the insurance policies lapse, our NIBs related to such policies would be worthless.

In addition, because our cash flow is dependent on the life insurance policies underlying our NIBs coming to maturity, if life expectancies prove wrong we may not receive cash as projected. If the insured lives longer than any or all of the life expectancy appraisals predict, then the amounts available to us on our NIBs or other life settlement interests could be diminished, perhaps significantly, due to the additional time during which premiums will have to be paid and financing and other related expenses incurred in order to keep the related policy in force. If the insureds with respect to too many life insurance policies underlying our NIBs live longer than their respective life expectancies, then Holders may have to liquidate such life insurance policies. The market value of such Policies will necessarily be significantly less than the related death benefits, which could result in the NIBs held by us losing some or all of their value.

Having relatively few insureds underlying our NIBs could cause the overall performance of our NIBs to be unduly influenced by a relatively small number of underlying policies that perform better or worse than expected.

There are only 71 individual insureds underlying the NIBs we currently hold. Therefore, our life expectancy actuarial results related to our portfolios may not be as reliable as they would be if the underlying portfolios were larger. We understand that Standard & Poors has stated that at least 1,000 lives are required to achieve actuarial stability, while A.M. Best concluded that at least 300 lives are necessary. Having fewer lives in a policy portfolio can cause the overall performance of such portfolio to be unduly influenced by a relatively small number of “outliers” where the assets perform better or worse than expected. We have sought to mitigate this risk by obtaining MRI coverage, which has the effect of accelerating cash flows in cases where the assets underperform and reducing the volatility normally associated with a portfolio with fewer lives.

Increased interests rates could increase the carrying costs of the life insurance policies underlying our NIBs and correspondingly reduce the cash flows from our NIBs.

If interest rates increase, the value of our NIBs is likely to decrease.  Some of the Holder’s carrying costs associated with the life insurance policy portfolios underlying our NIBs (specifically interest payments on the MRI coverage outstanding balance) are tied to interest rates. If interest rates increase, the Holder’s carrying costs will increase and the return on our investment will decrease. Because the Holders pay all of the costs associated with the life insurance policy portfolios underlying our NIBs before they pay us, an increase in the Holder’s carrying costs will correspondingly decrease the amount we receive from the NIBs we hold.

In addition, if the interest rates used to determine the market value of a life insurance policy change, the present value of the policy may also change. Generally, as interest rates increase, the present value of a life insurance policy decreases.  If a Holder is forced to sell a policy in a higher interest rate environment, the market price for the policies underlying our NIBs may be less than the price at which such policy was acquired. Furthermore, Holders are generally obligated under the senior loans financing the purchase of life insurance policies to maintain certain loan to value ratios. If the present value of the life insurance policies decreases significantly, the Holder may be in breach of such obligations, which could impair the Holder’s ability to obtain financing necessary to service existing life insurance policies or acquire new policies. As a result, our NIBs may decline in value or become worthless.

In order to compensate for the possibility of increased interest rates in the future, our projections utilize an interest rate that is almost twice as much as the current interest rate. Nevertheless, if interest rates increase, the value of the life insurance policies underlying our NIBs and our NIBs may be decreased.

The Holders may not be able to refinance the loans related to the life insurance policies underlying our NIBs.

The life insurance portfolios underlying our NIBs typically involve loans originated with 4-5 year terms. We assume that the Holders will be able to refinance their loans at the end of the respective loan terms. However, the Holders’ Lender’s ability to offer replacement loans is governed by factors that are beyond our control or the control of the Holders. If the Holders are unable to refinance their loans with the Holders’ Lender, the Holders may not be able to continue to pay the premiums on the life insurance policies they hold and such life insurance policies may need to be liquidated, thereby potentially reducing the return on our NIBs.

The Holders may be unable to service their obligations under their loans and may default on such obligations, which could reduce the amount we realize on our investment in our NIBs.

The financing obtained by Holders to fund the purchase and premium payments of life insurance policies underlying our NIBs is secured by such insurance policies. These financing agreements allow the Holders’ Lender, in response to certain events, to refuse to advance additional funds, demand that the life insurance policies securing the loans be liquidated to repay outstanding balances or foreclose on the policies. Because we are not party to the financing agreements between the Holders and the Holders’ Lender, we have no right to receive notice of the Holders’ Lender’s intent to take action in response to a Holder’s default. If the Holders’ Lender refuses to advance additional funds and a Holder is unable to find alternative funds with which to pay premiums on the life insurance policies, such policies will lapse. If the Holders’ Lender demands that the life insurance policies be liquidated, the proceeds of such liquidation would be used to pay the Holders’ Lender and, therefore, the net insurance benefit of such policies payable to us could be materially impaired and possibly reduced to zero. Our right to payment on our NIBs is unsecured and is not guaranteed.

The Holders’ Lender is believed to be one of only one or two current sources for financing the Senior Loans.

We currently believe there are only one or two current sources of financing for senior loans. One of these is the Holders’ Lender, which has provided the senior loans for the acquisition and servicing of the life insurance policies underlying our present NIBs portfolio.  The Holders’ Lender is currently unrated. We have no direct contractual or other arrangement or relationship with the Holders’ Lender, nor are we party to any of the agreements between the Holders’ Lender and the Holders from whom we purchase NIBs and similar life settlement products. No assurance can be given that the Holders’ Lender will continue to be able to fund portfolio purchases by Holders. The Holders’ Lender may cease making loans to Holders at any time and for any reason, including strategic, regulatory and other reasons. If the Holders’ Lender ceases making loans to Holders to finance purchases of life settlement policies we will be unable to purchase NIBs in the manner we have historically, unless another lender or financing source can be located by Holders on terms that make NIBs a valuable asset. Without financing from the Holders’ Lender or other sources, Holders may not be able to purchase policies and sell us NIBs. Our business of purchasing and holding NIBs would be materially and adversely harmed.

Changes to foreign banking laws and regulations or decreased lending capacity for life settlements could have a negative impact on ability of Holders to obtain loans with respect to purchases of life settlements and, thereby, limit our ability to acquire additional NIBs.

Our current business model relies on the availability to the Holders of senior loans from the Holders’ Lender or any other lender.  In the event of adverse regulatory changes or reduced capacity for life settlement lending, the Holders could experience the same liquidity issues that have plagued other market participants.  Changes to the Holders’ Lender’s loan to value requirements, compliance with regulatory large exposure limits and changes to regulatory large exposure limits could also result in liquidity issues for the Holders and corresponding liquidity issues for us.  As mentioned above, changes in life expectancies could cause decreases in policy values, which could result in loan to value violations and violations of large exposure limits. Either violation could result in a need to provide liquidity to pay down the loan balances, which could result in the liquidation of the life insurance policies underlying our NIBs and a corresponding loss of the value of our NIBs.

The availability of MRI coverage is a condition of our business model and assumptions, which, if unavailable, will substantially increase our risk of failure.

The MRI is a relatively new product and there are no guarantees that the MRI provider will be able to meet the Holders’ coverage needs.  In addition, it is our understanding that there is only one MRI provider. The MRI provider may be unable to meet the Holders’ coverage needs or refuse to provide future coverage to the Holders. Without the MRI coverage, the Holders will have limited options when the senior loans mature (in four to five years).  At such time, the Holders’ Lender could demand repayment of all outstanding amounts under the senior loans, which could result in the complete loss of the value of our NIBs.

The lapse of life insurance policies underlying our NIBs will result in the entire loss of our interest in the death benefits from those particular policies.

The Holders are required to make premium payments on the life insurance policies underlying our NIBs in order to keep such policies in force.  These payments generally will be made from amounts available to the Holders pursuant to the senior loans, death benefits, and MRI payments.  If there are insufficient funds available for this purpose or if the Holders do not pay premiums on a policy in a timely manner, the policy could lapse and the value of the asset could be lost, decreasing the value of our NIBs.

The Holders we contract with for the ownership of our NIBs and their related business partners and service providers may not have financial strength, be solvent or have integrity.

The value of our NIBs is based on our contracts with the Holders and is dependent on the financial strength, solvency and integrity of the Holders and their various business partners and service providers. We may be exposed to financial risk if the Holders and their business partners and service providers default on their obligations to lenders, do not pay the expenses to maintain the policies, do not comply with the terms of our contract or otherwise determine unilaterally to take action to our detriment.

Our management team relies on outside consultants and others in our industry to make informed business decisions; potential conflicts of interest involving those parties who are relied upon could adversely affect the value of our NIBs.

Our management team has relied and will continue to rely on consultants and service providers in our industry, in evaluating life insurance products for purchase.  Many of these consultants or service providers represent or provide services to others in this industry, and no assurance can be given that we, as a small competitor competing with larger competitors in our industry, will be able to engage these consultants.  In addition, our inability to retain such consultants would negatively affect our ability to identify and evaluate life insurance products for purchase. Even as our management accumulates expertise in this industry, we will still rely on the expertise of outside consultants for a variety of information, including valuation, life expectancies, actuarials and other matters specific to life insurance policies. If we cannot obtain such services at an affordable price, our business will be harmed.

Actual results from our NIBs and similar life settlement products may not match our expected results, which could reduce our return on investment in our NIBs and also adversely affect our ability to service and grow our NIB portfolio for actuarial stability.

Our business model relies on achieving actual results that are in line with the results we expect to attain from our investments in NIBs. Our projections are based on our ability to purchase NIBs related to policies with combined face amounts in excess of $500,000,000 and at least 100 underlying insureds. We believe that the larger the portfolio of policies underlying the NIBs we own, the more reliable our actuarial estimates will be and, likewise, the greater the likelihood that we will achieve our expected results.

In a study published in 2012, A.M. Best concluded that at least 300 lives are necessary to narrow the band of cash flow volatility and achieve actuarial stability, while Standard & Poor’s has indicated that actuarial stability is unlikely to be achieved with a pool of less than 1,000 lives. As of March 31, 2016, we owned NIBs with life insurance policies in 13 portfolios with an aggregate original face amount of $421 million covering 71 lives. The relatively low number of insureds underlying our NIBs makes our models and projections less reliable. While there is a risk with a portfolio of any size that actual yield may be less than expected, we believe that the risk we face is presently more significant given the relatively low number of insureds underlying or NIBs as compared to rating agency recommendations.

Even if our portfolio reaches the size that is actuarially stable according to the rating agencies, we still may experience differences between the actuarial models we use and actual mortalities. Differences between our expectations and actuarial models, and actual mortality results, could have a materially adverse effect on our operating results and cash flow. In such a case, we may face liquidity problems, including difficulties acquiring new NIBs and other life settlement products. Continued or material failures to meet our expected results could decrease the attractiveness of our securities in the eyes of potential investors, thereby making it even more difficult to obtain capital needed to acquire additional NIBs and obtain desired diversification and expansion of the underlying insureds.

The limited number of sellers of NIBs and similar life settlement products in the secondary market may limit our ability to negotiate favorable prices in the acquisition of such life settlement interests.

To our knowledge, Del Mar, PCH and HFII, the three sellers from whom we have acquired all of our present interests in NIBs are the only sellers of NIBs. Because we are not currently licensed to purchase life insurance policies directly from the insureds, we rely on re-sellers like Del Mar, PCH and HFII for such products.

Unless other sources become available or we are able to create our own NIBs, our ability to purchase the life settlement products desired under our business model may be limited. In addition, the limited number of sellers could limit our ability to negotiate favorable prices to purchase NIBs and similar life settlement products, which could reduce the profitability of the NIBs and other products we purchase. Furthermore, recent declines in the secondary market for life settlements have limited the availability of pools of life insurance policies, resulting in increased price competition. Holders facing increased prices may in turn demand higher prices for the NIBs we purchase under our business model, which would reduce the profitability of our NIBs.

We do not track concentrations of pre-existing medical conditions of insureds in our guidelines for purchasing NIBs.

Concentrations of pre-existing medical conditions in insureds could affect the valuation of the portfolios and NIBs that such policies underlie. We do not track concentrations of pre-existing medical conditions in our purchases of NIBs and similar life settlement products. Thus, the valuation of such interests and our estimates of cash flows therefrom could be inaccurate.

Current and future federal regulation under the Dodd-Frank Act’s consumer protection provisions may have an adverse effect on our business and our planned business operations.

On July 21, 2010, President Barack Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act contains significant changes to the regulation of financial institutions including the creation of new federal regulatory agencies and the granting of additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms.  The Dodd-Frank Act also provides for enhanced regulation of derivatives and asset-backed securities offerings, restrictions on executive compensation and enhanced oversight of credit rating agencies.  The provisions include a new independent Bureau of Consumer Financial Protection to regulate consumer financial services and products, and life settlement transactions may be within the scope of its jurisdiction. Actions taken by the Bureau of Consumer Financial Protection may have material adverse effects on the life settlement industry and could affect the value of the insurance policies underlying our NIBs and the value of our NIBs.  In addition, the Dodd-Frank Act also limits the ability of federal laws to preempt state and local consumer laws.  While it is too early to assess the full impact of the Dodd-Frank Act generally on our business and prospects, prospective investors should be aware that the changes in the regulatory and business landscape as a result of the Dodd-Frank Act could have an adverse impact on us and the entities from which we acquire NIBs and similar life settlement products.

If NIBs and related life settlement products we purchase are determined to be “securities,” we may be required to register as an investment company under the Investment Company Act, which would substantially increase our SEC reporting costs and oversight of our business operations.

On July 22, 2010, the SEC released a Staff Report by the Life Settlements Task Force that recommended the SEC consider recommending to Congress that it amend the definition of “security” under the federal securities laws to include life settlement policies as securities.  One U.S. Congressman has sought to introduce a bill to make such amendment.  While that attempt did not result in any action, there can be no assurance that such a bill will not be passed at some future date.  If federal securities laws are indeed amended to include such policies within the definition of “security,” or if courts with relevant jurisdiction interpret existing securities laws to that effect, our ability to operate our business under our current business model may be constrained by additional regulatory requirements under the Securities Act, the Exchange Act and the Investment Company Act.

Such requirements could, among other things, limit our ability to change investment policies without stockholder approval, prohibit our acquisition of assets from an affiliate without SEC approval, limit leveraging of our assets to one-third of our total asset value, require accounting for all derivatives as a leverage of assets to the extent that they create an obligation on our part to pay out assets to a counterparty ahead of our stockholders and generally and require 40% of our directors to be independent directors. In addition, intermediaries with whom we work to purchase NIBs and similar life settlement products may be required to register as broker-dealers or registered investment advisers and would otherwise be subject to oversight by the SEC and the Financial Industry Regulatory Authority, which require adherence to numerous rules and regulations. Such regulations could substantially increase our compliance and reporting costs, which would negatively affect our profitability.

There is poor liquidity in the secondary market for life insurance and life settlements.

The secondary market for life insurance policies and life settlements is relatively illiquid, and it is often difficult to sell life insurance policies or interests in life insurance policies at attractive prices, if at all.  The ability to sell life insurance policies may be made even more difficult due to the nature in which the policies were originated, especially with respect to policies where the premiums were financed by the original owner, creating an increased risk associated with holding such policies.  Holders may be limited in their ability to liquidate assets if they need to do so in order to raise funds to pay premiums, or otherwise.  We may experience a loss of the value of our NIBs (including a total loss) if the life insurance policies underlying our NIBs must be liquidated under adverse circumstances.

Our NIBs, and therefore our common stock, are highly speculative and may lose all of their value.

Life settlements are highly speculative investments. It is not possible with respect to the life insurance policies underlying our NIBs, to determine in advance either the exact time that a life insurance policy will reach maturity (i.e., at the death of the insured) or the profit, loss or return on an investment in a life insurance policy. Our NIBs are net interest benefits in life insurance policies that will mature at uncertain times and bear associated premium and other costs. The longer the period between our purchase of the NIBs and the payout on the underlying policy at maturity, the lower our return will be on our NIBs because of the cost to maintain the underlying policies. This renders our NIBs, and therefore our common stock, highly speculative investments.

In addition, no assurance can be given that any life insurance policy will perform in accordance with projections, and any such life insurance policy may decline in value. Consequently, there can be no assurance that we will realize a positive return on our investment and these types of investments should be considered to be highly speculative in nature. This, in turn, may directly affect the amount and timing of funding sought or received by us, which in turn will affect our ability to conduct our business.  Thus, an investment in our Company is suitable only for investors having substantial financial resources, a clear understanding of the risk factors associated with such investments and the ability to withstand the potential loss of their entire investment.

General economic conditions could have an adverse effect on our business.

Changes in general economic conditions, including, for example, interest rates, investor sentiment, market and regulatory changes specifically affecting the insurance industry, competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, can substantially and adversely affect our business and prospects. There continues to be uncertainty about the prospects for growth in the U.S. economy as well as economies of other countries, driven by factors such as high current unemployment, rising government debt levels, prospective Federal Reserve (and similar foreign bodies) policy shifts, the withdrawal of government interventions in financial markets, changing consumer spending patterns, and changing expectations for inflation and deflation. These factors have adversely affected the financial markets and the claims-paying ability of many insurers. Such uncertainties and general economic trends can affect our ability to obtain funds to finance our purchase of NIBs and similar life settlement products and the ability of the Holders we rely on for such products to acquire and market them. None of these risks are or will be within our control.

The costs in time and expense of being a publicly-held company are substantial and will only increase if our business model is successful.

We are a “reporting issuer” under Section 13 of the Exchange Act, required to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports respecting certain events on Form 8-K, along with proxy or information statements for any meeting of stockholders or written consents of stockholders holding sufficient securities to effect corporate actions.  Most of these reports require generating and compiling significant accounting, legal and financial information, including audited year-end financial statements and reviewed quarterly financial statements.  The preparation of these reports, their review by management and professionals and the auditing and review process of such financial statements consumes significant resources, in terms of management time and focus, as well as expenses related to legal, accounting and audit fees. It is difficult to quantify these costs, but we believe them to be not less than between approximately $150,000 and $250,000 annually.  As our business grows, these costs can only increase.

Inadequate funding will impede our planned purchase of NIBs.

We began purchasing NIBs during our fiscal year ended March 31, 2013. At present, we are a minor participant in this market and face significant competition from much larger competitors. We will need substantial additional funds to effectively compete in this industry, and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interests in the NIBs or through debt or equity financing.   We expect to finance NIB purchases, as well as our operating working capital requirements, with proceeds from planned public and/or private offerings of our securities and debt financing. There can be no assurance that we will be successful in raising debt or equity capital or that we will be successful in raising additional capital in the future on terms acceptable to us, or at all.

We may be unable to access capital on a timely basis to fund our operations, which would adversely affect our ability to continue as a going concern.

Our inability to access capital may limit our ability to adequately fund our operations and continue as a going concern. The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. To continue as a going concern and in order to continue to purchase NIBs, we will need to raise substantial amounts of capital. Absent additional financing, we will not have the resources to execute our business plan and continue as a going concern.

We may default on our obligations under various debt arrangements, which may accelerate our repayment obligations or otherwise limit our access to future financing.

If we fail to make timely repayments of amounts received under notes payable and lines-of-credit with related parties or the 8% convertible debenture agreement entered into on June 2, 2015 we will be in default of such obligations. In an event of default our repayment obligations may be accelerated, which may force us to liquidate some or all of our NIBs in circumstances unfavorable to us. Our default under these obligations may also limit our ability to obtain future financing from related or third parties.

Risks Related to the Life Insurance Policies underlying our NIBs.

Our Policies may be determined to have been issued without an “insurable interest” and could be void or voidable.

State insurance laws in the United States require that an insurance policy may only be initially procured by a person that has an insurable interest in the continuance of the life of the insured. Whether an owner has an insurable interest in the insured is a question of applicable state law. The general concept is that a person with an insurable interest is a person that has a continuing interest in the insured remaining alive, whether through the bonds of love and affection or due to certain recognized economic relationships. Typically this includes the insured, the insured’s spouse and children, and in some states, other close relatives. In some jurisdictions, however, this could also include entities such as the insured’s creditors, employer, business partners or certain charitable institutions.  It also typically includes a trust that owns a life insurance policy insuring the life of the grantor or settlor of the trust where the beneficiaries of the trust are persons, who, by virtue of certain familial relationships with the grantor or settlor, also have an insurable interest in the life of the insured.

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

Generally, state insurance law is clear that an individual has an insurable interest in his or her own life and may procure life insurance on his or her own life and may name any person as beneficiary. However, if a person purchases insurance on his or her own life for the benefit of a party who does not have an insurable interest in the life of the insured for the purpose of evading the insurable interest laws, the purchase may be viewed under applicable state law as a violation of the state’s insurable interest laws. Should the issuer own an interest in a policy that was originally issued to an owner or for the benefit of a beneficiary (if required) that did not have an insurable interest, it is possible that the issuer may not have a valid claim for the death benefits on such policy, and upon the death of the insured, the issuing insurance company may refuse to pay the death benefits on the policy to us or may be required to pay the death benefit to other beneficiaries of the insured.  Should any such claims be successful in relation to the policies underlying our NIBs, we may lose some or all of the amounts we have invested in our NIBs, although in some states the issuing insurance company may be required to repay the premiums if it rescinds the policy.  Some states, such as Florida, allow the carrier to retain all the premiums and some states that require premiums to be returned permit the carrier to maintain an action for damages.  Even if such claims are unsuccessful, significant amounts may need to be expended in defending such claims, thereby reducing the amounts we may receive from our NIBs and other life settlement interests we may purchase.

Concern also exists regarding the applicability of state insurable interest requirements applicable to the purchase of a policy by an insured or a person with an insurable interest in the life of the insured in circumstances in which the owner of the policy obtains a loan secured by the policy to finance the payment of premiums on the policy, often referred to as a premium finance transaction. A substantial number of the life insurance policies underlying our NIBs were originated pursuant to premium finance transactions.  While it is generally accepted by state law that an individual has an insurable interest in his or her own life, it is possible that a court might construe a premium finance transaction as an attempt to evade the requirement that an insurable interest exist at the time an insurance policy is issued. If the borrower in such a transaction is found to be acting, in fact, on behalf of a premium finance company to procure an insurance policy, it is possible that a court might find that the real party in interest is the premium finance company, which by itself would not have an insurable interest sufficient to support the insurance policy. As a result, the insurance policy may be void or subject to attack, which could diminish the value of the policy. States have varying precedent on this subject.  California and New York have case law is very favorable to the policy owner (see Lincoln v. Jack Teren and Jonathan S. Berck, as trustee of the Jack Teren Insurance Trust (Superior Court of the State of California, San Diego) and Alice Kramer v. Lockwood Pension Services, Inc., et al., (United States District Court – Southern District of New York)).  These courts have held life insurance policies to be enforceable even where the policies were clearly purchased with an intent to sell the policies in the future.  Florida has case law that is more favorable to the insurance carrier (see PrucoLife Insurance Company v. Steven M. Brasner, et. al. (US District Court Southern District of Florida). Delaware has laws which benefit the insurance carrier and others that are more favorable to the policy owner (see PHL Variable Insurance Co. vs. Price Dawe, (Supreme Court of Delaware) and Principal Life Insurance Company v. Lawence Rucker 2007 Insurance Trust (District Court of Delaware)).  These courts have invalidated policies where the original policy owners financed the policies and did not intend to purchase the policies with their own money and further intended to ultimately sell the policies in the life settlement markets. However, the Rucker case did provide that premium financing could qualify as an insured procuring a policy and satisfy requirements related to insurable interest. There is also legislation in most states regulating premium financing that must be complied with for policies originated after the legislation was enacted.

Also, in every state that has addressed the question other than New York and Michigan, the expiration of an insurance policy’s contestability period may not cut off the insurer’s ability to raise the insurable interest issue as a defense to the payment of the policy proceeds.

One or more states could adopt legislation that would require a holder of an insurance policy to have an insurable interest in the insured at the time a policy is purchased and at the time of death of the insured. Neither us nor the Holders will have an insurable interest in the insureds polices acquired by or on our behalf. If such legislation were to be adopted without a ‘grandfathering’ provision (i.e., so as not to be applicable to insurance policies then in force), then we may be unable to collect the proceeds on the death benefits of the insured persons under our NIBs purchased prior to the enactment of such legislation and our NIBs would be worthless.

Additional insurable interest concerns regarding life insurance policies originated pursuant to premium finance transactions may also result in adverse decisions that could affect our NIBS.

The legality and merit of “investor-initiated” or “stranger-originated” life insurance products have been questioned by members of the insurance industry, including by many life insurance companies and insurance regulators.  For example, the New York Department of Insurance issued a General Counsel’s opinion in 2005 concluding that a premium finance program that was coupled with the right of the policy owner to put the financed insurance policy to a third party violated New York’s insurable interest statute and may also constitute a violation of New York State’s prohibition against premium rebates/free insurance.  More recently, many states have enacted laws expressly defining and prohibiting stranger-originated life insurance (“STOLI”) practices, which in general involve the issuance of life insurance policies as part of or in connection with a practice or plan to initiate life insurance policies for the benefit of a third-party investor who, at the time of the policy issuance, lacks a valid insurable interest in the life of the insured.  Under these laws, certain premium finance loan structures are treated as life settlements and, accordingly, may not be entered into at the time of policy issuance and for a two or five year period thereafter, depending on the state.  Certain court decisions issued over the past few years may also increase concerns with premium financed policies.  In 2011, the Delaware Supreme Court stated in PHL Variable Insurance Company v. Price Dawe 2006 Insurance Trust that the key focus in insurable interest cases is who paid the premiums.  While the decision was not issued in connection with a premium financed policy, investors were concerned with how the court would apply such reasoning to premium financed policies.  This concern was alleviated in the 2012 Delaware District Court case of Principal Life Insurance Company v. Lawrence Rucker 2007 Insurance Trust that concluded that “an insured’s ability to procure a policy is not limited to paying the premiums with his own funds; borrowing money with an obligation to repay would also qualify as an insured procuring a policy.”

We cannot predict whether a state regulator, insurance carrier or other party will assert that any of the policies underlying our NIBs should be treated as having been issued as part of a STOLI transaction or otherwise were issued in contravention of applicable insurable interest laws.  This risk is greater where the insured materially misstated his or her income and/or net worth in the life insurance application. Decisions in Florida have increased the risk that challenges to premium financed policies may be decided in favor of the issuing insurance company.  Moreover, because the life insurance policies underlying our NIBs were originated in the same or a similar manner and in a limited number of states (generally, California and Wisconsin, although the insured may reside in other states), there is a heightened risk that an adverse court decision or other challenge or determination by a regulatory or other interested party with respect to a policy could have a material adverse effect on a significant number of other policies, including the rescission of policies or the occurrence of other actions that prevent us from being entitled to receive or retain the net death benefit related to the policies underlying or NIBs.  Concerns of such nature could also negatively affect the market value and/or liquidity of the life insurance policies underlying our NIBs. In the event of such adverse legal or regulatory developments, our NIBs would be worthless.

Fraud in the application for life insurance can also affect our assets and our interest in our NIBs.

There are risks that the policies underlying our NIBs were procured on the basis of fraud or misrepresentation in connection with the application for the policy.  Types of fraud that have enabled carriers to successfully rescind or void the related policies include, among others, misrepresentations concerning an insured’s financial net worth and/or income, need for and purpose of the life insurance protection, medical history and current physical condition, including age and whether the insured is a smoker.  Such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans or other structured programs.  In particular, there is a significant risk that applicants and potential insureds may not answer truthfully or completely questions related to whether the life insurance policy premiums will be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of the life insurance policy. Such risk may be further increased to the extent life insurance agents communicate to applicants and potential insureds regarding potential premium finance arrangements or profits to be made on policies that will be sold after the contestability period.  If an insured has made any material misrepresentation on his/her application for life insurance, there is a heightened risk that the insurance company will contest or successfully rescind or void the related policy, although an issuing insurance company may not be able to raise such claims after the expiration of the contestability period.  Each of the policies underlying our NIBs is beyond the contestability period.  Even if such fraud in the application could not serve as a basis to challenge a policy because the contestability period has expired, it may be raised as evidence that the policy was provided as part of a STOLI arrangement. Furthermore, such misrepresentations can adversely affect the actuarial value of the death benefit under the related life insurance policies underlying our NIBs.

The risk of litigation with issuing insurance companies could substantially raise our costs of operation and increase our risk of loss.

Some of the programs relating to the premium finance transactions through which the underlying insurance policies were originated, or other programs having similar characteristics, may be objectionable to certain life insurance companies and other parties, including certain regulators, on the basis of constituting a means of originating stranger-originated life insurance.  Additionally, as described above, life insurance policies that are originated through the use of premium finance programs often present a greater risk of there having been fraud and/or misrepresentations in connection with the issuance of the policies.  For these reasons, among others, it is possible that we may become subject to, or may otherwise become affected by, litigation involving one or more issuing insurance companies (either as a plaintiff or a defendant), including claims by an issuing insurance company seeking to rescind a policy prior to or after the death of the related insured.  Moreover, such risk may be enhanced with respect to an issuing insurance company that is experiencing financial difficulty, since a successful claim by an issuing insurance company could reduce its financial liabilities.  In the event any litigation involving us was to occur, we would bear the costs of such litigation, and would be unable to predict its outcome, which could include losing our right to receive (or retain) the proceeds otherwise payable under one or more of the underlying policies.

The contestation of the life insurance policies underlying our NIBs by the applicable issuing insurance companies could result in the loss of the benefits from such life insurance policies and materially and adversely affect our business and the results of our operations.

The ability of an issuing insurance company to seek to rescind one or more of the life insurance policies underlying our NIBs depends on whether such issuing insurance company is barred from bringing a rescission action by operation of an incontestability clause contained in the life insurance policies or contestability limitations applicable as a matter of state law.  Each life insurance policy, in accordance with laws adopted in virtually every state in the United States, contains a provision that provides that, absent a failure to pay premiums, a policy shall be incontestable after it has been in force during the lifetime of the insured for a period of not more than two years after its date of issue.  However, some states recognize an exception to incontestability where there was actual fraud in the procurement of the policy.  A new contestability period may also arise in connection with information provided on any application for reinstatement of a life insurance policy following lapse of a policy due to non-payment of premiums, or an application for an increase in policy benefits.  The successful contestation of the life insurance policies underlying our NIBs by the applicable issuing insurance companies could materially and adversely affect our business and the results of our operations.

Increases in cost of insurance could reduce our estimated returns and lower our revenues.

Insurers pass on a portion of their expenses to operate their business and administer their life insurance policies in the form of policy charges borne by each policyholder.  In the event an insurer experiences significantly higher than anticipated expenses associated with operation and/or policy administration, the insurer has the right to increase the charges to each of its policy owners.  In the event the charges to a life insurance policy are materially increased, additional premium payments may be required to maintain enforceability of such policy.

AXA Equitable has issued cost-of-insurance, referred to herein as “COI,” increases on twelve (12) of the life insurance policies underlying our NIBs. Other carriers have been issuing COI increases that impact life insurance policies held by large settlement funds. Multiple lawsuits, including class actions, against Phoenix Life, Lincoln National Insurance Company, AXA Equitable, Banner Life, and Transamerica Life Insurance Company are currently ongoing and we are hopeful that we will be able to avoid any COI increases impacting our life insurance policies. However, most of these lawsuits are in the very early stages.

No assurance can be given that the Holders will have sufficient funds available to pay all the premiums on the life insurance policies underlying our NIBs if policy premiums increase. If the Holders do not have sufficient funds available to pay all the premiums on the life insurance policies underlying our NIBs, our NIBs may lose all of their value.

Carrier and service partner credit risk can adversely affect our interest in our NIBs or other life settlements.

We are subject to the credit risk associated with the viability of the various insurance companies that issued the life insurance policies underlying our NIBs.  The insolvency of an issuing insurance company or a downgrade in the ratings of an issuing insurance company could have a material adverse impact on the value of the policies underlying our NIBs issued by such issuing insurance company, the collectability of the related death benefits and the ability of such issuing insurance company to pay the cash surrender value or other amounts agreed to be paid by the issuing insurance company.  Any such impairment of the claims-paying ability of the issuing insurance company could materially and adversely affect the value of the policies issued by such insurance company, the ability of the Holder to pay the premiums due on other insurance policies and the Holders ability to pay any required policy premiums, fees and expenses of the service providers and our other expenses, which could materially and adversely affect the value of our NIBs.

The inability to keep track of the insureds could keep us from updating the medical records of the insured.

It is important for the Holder of the life insurance policies underlying our NIBs to track the health status of an insured and keep information current, which is done by contacting the insured and/or other designated persons and obtaining updated medical records from an insured’s physician.  There are significant U.S. federal and state laws relating to privacy of personal information that affect the operations of the servicer and its ability to properly service the policies underlying our NIBs, especially with regard to obtaining current information from an insured’s physician.

Under the Health Insurance Portability and Accountability Act or HIPAA, the federal law that governs the release of medical records from medical record custodians, an insured may revoke his or her authorization for previously authorized third parties to receive medical records at any time, leaving the Holder unable to receive additional medical records.

The Holder may have to rely on a third party servicer to track an insured, especially if states continue to adopt laws that would limit the ability of person other than a licensed life settlement provider or its authorized representative to contact insureds for tracking purposes, and the servicer may lose contact with such insured.  For example, the insured may move and not notify the servicer or any other third party that has authority to contact the insured.  The servicer attempts to maintain contact information for the insured and/or one or more close family friends or relatives whenever possible so it can maintain contact with the insured.  Additionally, the servicer subscribes to various databases that use public records and other information to track individuals.  The servicer also subscribes to death notification services which use Social Security and public records information to notify the servicer if an insured has passed away so that it can begin the process of obtaining a death certificate and arranging for the payout of the policy.  Changes to the Social Security Administration’s Death Master File have resulted in the elimination of many state records that were previously included in the Death Master File.  The number of new records being added to the Death Master File has been reduced by approximately 40%. Thus, it has become necessary to enhance alternative methods for learning of an insured’s death. On average, it now takes longer to learn about an insured’s death as compared to periods prior to the changes in the Death Master File.

Despite these various tracking methods, it is still possible for the Holder to lose contact with an insured, making any additional updates of medical condition for the insured impossible.  There can also be no assurance that the Holder will learn of an insured’s death on a timely basis.  Delays in receiving insurance proceeds result in a decrease in the death benefit.

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

The death of an insured must have occurred to permit the servicer to file a claim with the issuing insurance company for the death benefit.  Obtaining actual knowledge of death of an insured, as discussed above, may prove difficult and time-consuming due to the need to comply with applicable law regarding the contacting of the insured’s family to ascertain the fact of death and to obtain a copy of the death certificate or other necessary documents in order to file the claim.  The death benefit typically increases subsequent to death by an interest rate that is less than the interest rate under the senior loan; thus, the policy proceeds become less valuable as time passes.

U.S. life settlement and viatical regulations may result in our being determined to have violated applicable law.

The purchase and sale of insurance policies in the secondary market from the policy’s original owner and among secondary market participants is subject to regulation in approximately 45 states and Puerto Rico. The scope of the regulations and the consequences of their violation vary from state to state. In addition, within a given state, the regulations may vary based upon the life expectancy of the insured at the time of sale or purchase. In many states, a policy on an insured with a life expectancy of two years or less is referred to as a “viatical settlement” or a “viatical.” A policy on an insured with a life expectancy of more than two years is referred to as a “life settlement.” The Holders have not, and do not intend to, purchase viatical settlements and should not be subject to the regulatory regimes that govern these policies. However, the states vary in their technical definitions of viatical settlements and life settlements, and state insurance regulators, who are charged with interpretation and administration of insurance laws and regulations, vary in their interpretations. Therefore, despite our expectations, it may be possible that under the rules of a particular state, a policy underlying our NIBs that is not commonly thought of as a viatical settlement may meet the technical definition thereof. Engaging in the purchase or sale of life settlements or viatical settlements in violation of applicable regulatory regimes could result in fines, administrative and civil sanctions and, in some instances, criminal sanctions. United States and state securities laws could have an adverse effect on the Holders’ ability to liquidate any policies we or they believe should be sold.

It is possible that, depending on the facts and circumstances attending a particular sale of a life insurance policy, a sale could implicate state and federal securities laws. The failure to comply with applicable securities laws in connection with dealings in life settlement transactions could result in fines, administrative and civil sanctions and, in some instances, criminal sanctions. In addition, parties may be entitled to a remedy of rescission regarding such transactions.  State guaranteed funds give some protection for payments under life insurance policies, but no assurance can be given that we will benefit from them.

State protections for the insolvency of an insurance company are limited.

With respect to the life insurance policies underlying our NIBs, the payment of death benefits by issuing insurance companies is supported by state regulated reserves held by the issuing insurance companies and, under certain circumstances and in limited amounts that vary from state to state, state-supported life and health insurance guaranty associations or funds.  However, such reserves and guaranty funds, to the extent in existence, may be insufficient to pay all death benefits under the life insurance policies underlying our NIBs issued by an issuing insurance company if such issuing insurance company becomes insolvent.  Even if such guaranty funds are sufficient, the obligation of a state guaranty fund to make payments may not be triggered in certain circumstances.

The benefits of most or all of such state supported guaranty funds are capped per insured life (irrespective of the number of policies issued and outstanding on the life of such individual), which caps are generally less than the net death benefits of the insurance policies. Guaranty fund laws often include aggregate limits payable with respect to any one life across different types of insurance policies, generally $300,000 to $500,000 depending on the state.  Most state guaranty funds are statutorily created and the legislatures may amend or repeal the laws that govern them.  In addition, most state guaranty fund laws were enacted with the stated goal of assisting policyholders resident in such states.  Therefore, non-resident policyholders, beneficiaries, and claimants may not be covered or may be covered only in limited circumstances.  As a result, state guaranty funds will likely provide little protection to us in the event of the insolvency of an issuing insurance company. In addition, in the event of an issuing insurance company’s insolvency, courts and receivers may impose moratoriums or delays on payments of cash surrender values and/or death benefits.

We may incur liability for failing to comply with U.S. privacy safeguards.

Both federal and state statutes safeguard an insured’s private health information. In addition, insureds frequently have an expectation of confidentiality even if they are not legally entitled to it. If any of the entities providing services related to the life insurance policies underlying our NIBs properly obtains and uses otherwise private health information, but fails to maintain the confidentiality of such information, such service provider may receive complaints from the affected individuals, their families and relatives and, potentially, interested regulatory authorities. Because of the uncertainty of applicable law, it is not possible to predict the outcome of such disputes.

Additionally, it is possible that, due to a misunderstanding regarding the scope of consents that a service provider possesses, such service provider may request and receive from health care providers information that it in fact did not have a right to request or receive. Once again, if a service provider receives complaints for these acts, it is not possible to predict what the results will be.  This uncertainty also increases the likelihood that a service provider may sell, or cause to be sold, life insurance policies in violation of applicable law, which could potentially result in additional costs related to defending claims or enduring regulatory inquiries, rescinding such transactions, possible legal damages and penalties and probable reduced market value of the affected life insurance policies. Each of the foregoing factors may delay or reduce the return on the life insurance policies underlying our NIBs, and we may suffer a loss (including a total loss) on our investment in our NIBs or other life settlement interests.

Cyber-attacks or other security breaches could have a material adverse effect on our business.

In the normal course of business, we have access to sensitive and confidential information regarding the insureds underlying our NIBs. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.

Information security risks have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks designed to disrupt key business services, such as customer-facing websites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding the insureds underlying our NIBs could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in our business, which could have a material adverse effect on our business, financial condition or results of operations.

U.S. privacy concerns may affect the access to accurate and current medical information regarding the insured under the life insurance policies underlying or NIBs.

The value of a life insurance policy underlying our NIBs is inherently tied to the remaining life expectancy of the insured and information necessary to perform this valuation may not be available at the time of purchase or sale. For example, if a policy is being purchased in the secondary market from an entity that had earlier purchased the policy directly from the insured, it is likely that the insured made his or her medical records available at the time of his or her sale of the policy to the initial purchaser. However, if necessary consents were not obtained from the insured, it is possible that this information cannot legally be made available at the time of the subsequent purchase of the policy. If it is legally available to the subsequent purchaser, it is possible that such information is outdated and of little utility for a current evaluation of the remaining life expectancy of the insured. Even if the insured granted a general consent that gave the owner of the policy the right to subsequently request and receive medical information from the insured’s health providers, it is possible for the insured to subsequently revoked such consent. Likewise, it is possible that, under applicable law, the consent expires after a certain period of time. Even if the consent is effective, without the cooperation of the insured, it may be difficult to convince the insured’s health care providers of the consent’s efficacy and such health providers may be reluctant to release medical information. These impediments to accessing current medical information can prove to be a significant obstacle to the proper valuation of a policy at the time of either the policy’s purchase or sale.

Risk Factors Related To Our Common Stock

There is a limited public market for our common stock, and any market that may develop could be volatile.

The market for our common stock has been limited due to, among other factors, low public float of our common stock, low trading volume and the small number of brokerage firms acting as market makers. There were approximately 16,443,553 shares of our common stock held by non-affiliates as of March 31, 2016. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to.

An active trading market for shares of our common stock may never develop or be sustained. If no trading market develops, securities analysts may not initiate or maintain research coverage of our company, which could further depress the market for our common stock. As a result, investors may not be able to sell their shares of our common stock at the time that they would like to sell. The limited market for our shares may also impair our ability to raise capital by selling additional shares and our ability to acquire other companies or technologies by using our common stock as consideration. The following may result in short-term or long-term negative pressure on the trading price of our shares, among other factors:

•	Conditions and publicity regarding the life settlement market and related regulations generally;
•	Regulatory developments in the life settlement market;
•	Lack of listing for our common stock;
•	Lack of shares of our common stock in public float;
•	Lack of market makers with respect to our common stock;
•	Inability to raise needed capital;
•	Low volume of trading of our common stock;
•	Price and volume fluctuations in the stock market at large, which do not relate to our operating performance; and
•	Comments by securities analysts or government officials, including those with regard to the viability or profitability of the life settlement industry generally or with regard to our ability to meet market expectations.

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board. If we do, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” may make it harder for investors to analyze our results of operations and financial prospects.

Our management and two stockholders beneficially own approximately 63% of our outstanding common stock and therefore can exert control over our business.

Members of our management team and two stockholders together beneficially own approximately 63% of our outstanding common stock. This percentage of stock ownership is significant in that it could carry any vote on any matter requiring stockholder approval, including the subsequent election of directors, who in turn appoint all officers.  As a result, these persons control the Company, regardless of the vote of other stockholders. As a result, other stockholders may not have an effective voice in our affairs.

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 44,222,191 shares of our common stock that were outstanding as of March 31, 2016, which amount includes 93,750 shares subject to mandatory redemption and thus not included in stockholders’ equity, 34,931,250 of such shares are subject to lock-up/leak-out agreements. Pursuant to such agreements, each of these stockholder’s common stock can only be sold in an amount equal to 0.0025 (1/4%) of our outstanding securities  (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the four quarterly periods beginning on January 1, 2016; 0.005 (1/2%) of our outstanding securities during each of the next four successive quarterly periods; and 0.01 (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”).  Notwithstanding the foregoing, any stockholder subject to a lock-up/leak-out agreement that owns less than 100,000 shares of common stock that are covered thereby, is allowed to sell such stockholder’s common stock.  Our remaining outstanding shares are mostly freely tradable under Rule 144, except for 1,036,250 shares held by HFII which are subject to 12 month lock-up period that began on March 2, 2015, and certain limitations on the number of shares that can be sold quarterly by “affiliates” of the Company as defined under the Securities Act.  Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock.  See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Part II, Item 5, below for further information.  Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

We will not solicit the approval of our stockholders for the issuance of authorized but unissued shares of our common stock unless this approval is deemed advisable by our Board of Directors or is required by applicable law, regulation or any applicable stock exchange listing requirements. The issuance of additional shares would dilute the value of our outstanding shares of common stock.

Item 1B.     Unresolved Staff Comments

None.

Item 2.      Properties

We conduct our business through our executive office, located in Provo, Utah, with approximately 3,000 square feet of office space. We also lease approximately 1,000 square feet of office space located in Irvine, California. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our affiliates. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3.     Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCQB under the symbol “SUND.”  There is no “established trading market” for our shares of common stock.  No assurance can be given that any established trading market for our common stock will develop or be maintained, and if an established trading market develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” or “control securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2016, and 2015.  These bid prices were obtained from The OTC Markets Group, Inc. or other qualified interdealer quotation medium.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2016
April 1 through June 30, 2015	7.50	3.25
July 1 through September 30, 2015	4.25	3.15
October 1 through December 31, 2015	3.80	2.76
January 1 through March 31, 2016	3.20	2.20
March 31, 2015
April 1 through June 30, 2014	8.20	6.02
July 1 through September 30, 2014	7.75	3.00
October 1 through December 31, 2014	8.00	3.00
January 1 through March 31, 2015	8.20	3.80

Holders

We had 81 stockholders of record as of May 31, 2016, and an indeterminate number of stockholders who hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.  The stock options described below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities” were granted subject to such terms and conditions as the Board of Directors may set to maintain and attract key personnel.

Recent Sales of Unregistered Securities

The following table and related footnotes contains information about all sales of unregistered securities by us during the fiscal years ended March 31, 2016, 2015, and 2014.  All of these securities were issued pursuant to exemptions from registration under the Securities Act under Sections 4(a)(2) thereof and SEC Regulation D and Rule 506(b) promulgated under Regulation D.

Description of Securities Issued	Shares Issued	Price Per Share
ANEW LIFE Merger	37,037,369 (1)	(1)
Stock Option Grants	2,185,000	(2)
Private Placement	3,518,500 (3)	(3)

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

(2) We granted 2,185,000 stock options to directors, officers, consultants and employees, the terms and conditions of which are to be consistent with a yet to be adopted equity stock option or similar plan. For additional information on these stock options, see Footnote (13) of our audited consolidated financial statements that accompany this Annual Report.

(3) On April 8, 2013, the Company approved a private offering of up to 3,000,000 common shares of restricted stock to investors at $5.00 per share. The purpose of the offering was to acquire additional NIBs. As of the year ended March 31, 2016, we raised $11,942,500 in the sale of 2,388,000 shares of our common stock at $5.00 per share.  We paid $841,651 in introduction fees; and we issued two year warrants to acquire 70,000 shares of our common stock at an exercise price of $5.00 per share. The warrants expired on May 31, 2015. During March 2015, we agreed to pay $150,000 in cash, issue 1,130,000 shares of common stock and forgive a note receivable with an outstanding amount of $150,000 in exchange for relief of a $1,493,254 note payable and the receipt of NIBs. The net consideration given for the relief of the note payable and receipt of NIBs totaled $1,493,254 and $7,846,746, respectively, for a total of $9,340,000. The holder of the shares issued pursuant to the transaction was given the right to require us to redeem 187,500 shares for $8.00 per share ($1,500,000 in total). On June 9, 2015, the holder exercised a portion of the redemption right relating to 93,750 shares and, as a result, the Company paid the holder $750,000 to redeem the shares. On March 25, 2016, the holder exercised the redemption right in relation to the remaining shares and on April 12, 2016, the Company paid the holder an additional $750,000 to redeem the remaining shares. At March 31, 2016, the $750,000 associated with the redemption had been classified on the balance sheet as Mandatorily Redeemable Common Stock.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the fiscal year ended March 31, 2016 there were no purchases of equity securities by us or by our “affiliates.”

Item 6.     Selected Financial Data

The following selected consolidated financial data as of and for the years ended March 31, 2013, 2014, 2015 and 2016 have been derived from the audited consolidated financial statements:

						From Inception [January 31, 2013] to March 31, 2013
	Year Ended		Year Ended	Year Ended
	March 31,		March 31,	March 31,
	2016		2015	2014

Income Statement Data:
Interest Income on Investment in Net Insurance Benefits	$3,909,171		$2,454,478	$508,411	(1)	$-	(1)
General and Administrative Expenses	3,597,439	(2)	2,338,265	2,278,009		98,074
Income from Operations	311,732		116,213	(1,769,598)		(98,074)
Other Income (Expense)
Gain on Extinguishment of Debt	-		-	1,672,124	(3)	-
Interest Income	5,241		17,947	13,788		-
Interest Expense	(233,244)		(287,203)	(122,452)		(6,577)
Other, net	-		6,303	-		-
Total Other Expense	(228,003)		(262,953)	1,563,460		(6,577)
Income (Loss) Before Income Taxes	83,729		(146,740)	(206,138)		(104,651)
Income Tax Provision	-		-	-		-
Net Income (Loss)	$83,729		$(146,740)	$(206,138)		$(104,651)

Basic and Diluted:
Basic Earnings (Loss) Per Share	$0.00		$(0.01)	$(0.01)		$(0.01)
Fully Diluted Earnings (Loss) Per Share	$0.00		$(0.01)	$(0.01)		$(0.01)

Basic Weighted Average Number of Shares Outstanding	44,026,832		43,137,990	42,559,660		35,469,179
Fully Diluted Weighted Average Number of Shares Outstanding	45,373,208		43,137,990	42,559,660		35,469,179

Balance Sheet Data (at end of period):
Cash and Cash Equivalents and Prepaid Expenses	$26,592		$338,245	$377,212		$545,417
Long Term Assets	29,822,186		26,368,449	16,703,040		6,299,000
Total Assets	29,848,778		26,706,694	17,080,252		6,844,417
Short-term Debt	750,000		2,826,876	90,000		3,002,441
Other Current Liabilities	351,671		437,278	52,915		93,082
Long-term Debt	4,712,335		-	1,455,904		-
Total Liabilities	5,814,006		3,264,154	1,598,819		3,095,523
Stockholders' Equity	24,034,772		23,442,540	15,481,433		3,748,894

(1) Non-accrual status of income recognition was removed as of January 2014.

(2) Includes an $826,665 obligation which was a result of a restructuring with the prior owners of the life insurance portfolios underlying our NIBs

(3) Gain on Extinguishment of debt as a result of a restructure and amendment to the PCH Secured Promissory Note payable.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are engaged in the business of purchasing residual economic interests in a portfolio of life settlements. A life settlement is the sale of an existing life insurance policy to a third party for more than the policy’s cash surrender value, but less than the face value of the policy benefit. After the sale, the new policy holder will pay the premiums due on the policy until maturity and then collect the settlement proceeds at maturity.

We do not purchase or hold life insurance policies but, rather, hold a contractual right to receive the net insurance benefits, or NIBs, from a portfolio of life insurance policies held by a third party. These NIBs represent an indirect, residual ownership interest in a portfolio of individual life insurance policies and they allow us to receive a portion of the settlement proceeds from such policies, after expenses related to the acquisition, financing, insuring and servicing of the policies underlying our NIBs have been paid.

We are not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Ownership of the underlying life insurance policies, and the related obligation to maintain such policies, remains with the entity that holds such policies.

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

Plan of Operations

Our plan of operation for the next 12 months is to continue the acquisition and possible sale of NIBs. This is not a market sector without competition and, at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in our NIBs or through debt or equity financing. We may be required to expend not less than approximately $113.1 million on premiums, interest and servicing costs over the next five years to protect our interest in our NIBs, though we have no legal responsibility or adequate funds for these payments. These payments are currently being made through an unrelated senior lending facility.

We currently estimate proceeds of approximately $115 million on the NIBs we owned as of March 31, 2016, and acquired from PCH Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“PCH”), Del Mar Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Del Mar”), and HFII Assets Solutions, LLC, a Delaware limited liability company (“HFII”).  This amount is based on the estimated proceeds from polices of $401 million in face value, which includes estimated return of premiums; less the senior loan debt and MRI repayments outstanding of approximately $109 million, expected premium payments of $107 million over the life expectancies of the insured persons in these portfolios and estimated expenses and interest of approximately $70 million over the term of the senior loans.

We use an estimation methodology to project cash flows and returns as presented. The estimation model requires many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in our portfolio would exhibit similar experience to a statistically diverse portfolio from which mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LEs”) provided by LE providers represent the actuarial mean of the life expectancies of the insureds in our portfolio, (iii) the weighted average of the LEs provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LEs; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifetime of our portfolio; and (vi) the Holders’ Lender fees, MRI fees, and insurance, servicing and custodial fees will not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from our initial assumptions. These portfolios currently contain only 130 fractionalized policies on 71 individual insureds, though insurance rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect; therefore, no assurance can be given that these estimated results will occur.

Results of Operations

2016 Compared to 2015

Income Recognition

At the time of transfer or purchase of an investment in NIBs, we estimate the future expected cash flows from such NIBs and determine the effective interest rate that, when applied to our initial investment in such NIBs, would yield these estimated cash flows. The Company accrues income on a monthly basis by applying this interest rate to our investment in the related NIBs, and such income is recorded as interest income on investment in NIBs in the statement of operations. This accretable income is based on the effective yield method and effectively represents the total amount of cash flows we expect to receive over the life of each pool of NIBs less the amount of our initial investment in such NIBs. Subsequent to the purchase of a given pool of NIBs and on a regular basis, these future estimated cash flows are evaluated for changes. If we determine that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated and applied prospectively. Any positive or adverse change in cash flows that does not result in the recognition of an “other-than-temporary impairment” (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income. We have not recognized any significant adverse change in future estimated cash flows relating to our investment in NIBs since inception.

Interest income on investment in NIBs totaled $3,909,171 and $2,454,478 for the years ended March 31, 2016, and 2015, respectively.  The increase is primarily due to the additional interest income generated by the additional NIBs we acquired in March and September of 2015.

General & Administrative Expenses

General and administrative expenses totaled $3,597,439 and $2,338,265 during the years ended March 31, 2016, and 2015, respectively.  A significant portion of these expenses were professional fees, payroll and travel expenses. Included in the general and administrative expenses for the fiscal year ended March 31, 2016 is an $826,665 obligation which was a result of a restructuring with the prior owners of the life insurance portfolios underlying our NIBs. This obligation constituted the majority of the period increase in general and administrative expenses.

Other Income and Expenses

Other income and expenses primarily consist of interest on the notes payable and lines-of-credit due to related-parties and a convertible debenture. During the years ended March 31, 2016, and 2015, interest expense has accrued in the amount of $233,244 and $287,203, respectively. The decrease in interest expense from 2015 to 2016 was primarily due to the reduction in fees associated with related-party debt.

Income Taxes

During the fiscal years ended March 31, 2016, and 2015, we recorded no taxable income and elected to not record net deferred tax assets relating to tax net operating loss carryforwards as a result of us placing a 100% valuation allowance on our deferred tax assets.

2015 Compared to 2014

Income Recognition

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

General & Administrative Expenses

During the fiscal years ended March 31, 2015, and 2014, we engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies. General and administrative expenses totaled $2,338,266 and $2,278,009 during the fiscal years ended March 31, 2015, and 2014, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. Approximately $363,000 of the professional fees were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act. Payroll is made up of payroll costs and non-cash equity issuances to management, directors and others.

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

Liquidity and Capital Resources

Since our inception on January 31, 2013, our operations have been primarily financed through sales of equity, debt financing, lines of credit from related parties and the issuance of notes payable and convertible debentures to related parties. As of March 31, 2016, we had $24,717 of cash assets, compared to $336,370 as of March 31, 2015. Our monthly cash expenses are between approximately $140,000 and $290,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. We believe that our existing capital resources, together with the issuance of additional notes payable and convertible debentures and availability under our existing lines of credit with related parties, will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through June 15, 2017. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through June 15, 2017, we do not anticipate having adequate cash flows from operations for three to four years, and until a cash flow stream from NIBs has been established. We will require debt or equity financing to fund our current and intended business and any future purchases of NIBs.

As a result, we believe that we will need to raise approximately $45 million in additional funds through equity or debt financing to continue our business model and to effectively compete in the life settlement industry during 2016 and beyond. Although we are actively pursuing opportunities to raise additional equity and debt capital, funding may not be available to us on acceptable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we may need to reduce, or discontinue, operations.

2016 Compared to 2015

As of March 31, 2016, we had incurred cumulative net losses of $373,799.  We raised $11,942,500 (gross) in our private placement that commenced in April 2013.  Net cash provided by financing activities totaled $2,270,178 and $1,560,000 for the years ended March 31, 2016, and 2015, respectively.  The increase in cash from financing activities was primarily related to the proceeds from the issuance of notes payable and from drawing on lines-of-credit we have with related parties, as well as proceeds from the issuance of a convertible debenture.

For the years ended March 31, 2016 and 2015, we recorded net cash used in operating activities of $2,792,831 and $1,998,842, respectively. During September 2015, we obtained ownership and control of a portfolio of policies due to the cancellation of the Del Mar ATA. On September 10, 2015, the Company received $1,094,335 as a result of the rights associated with a matured policy in the newly obtained portfolio. These proceeds were allocated as follows: (i) $547,308 to reimburse the Company for expense payments made to or on behalf of Del Mar, (ii) $239,415 to pay off a note receivable (including interest) and (iii) $307,612 as a refund of advance payments previously made to or on behalf of Del Mar as part of the Del Mar ATA.

During March 2015, we agreed to pay $150,000 in cash, issue 1,130,000 shares of common stock and forgive a note receivable with an outstanding amount of $150,000 in exchange for relief of a $1,493,254 note payable and the receipt of NIBs. The net consideration given for the relief of the note payable and receipt of NIBs totaled $1,493,254 and $7,846,746, respectively, for a total of $9,340,000. The holder of the shares issued pursuant to the transaction was given the right to require us to redeem 187,500 shares for $8.00 per share ($1,500,000 in total). On June 9, 2015, the holder exercised a portion of the redemption right relating to 93,750 shares and, as a result, the Company paid the holder $750,000 to redeem the shares. On March 25, 2016, the holder exercised the redemption right in relation to the remaining shares and on April 12, 2016, the Company paid the holder an additional $750,000 to redeem the remaining shares. At March 31, 2016, the $750,000 associated with the redemption had been classified on the balance sheet as Mandatorily Redeemable Common Stock.

2015 Compared to 2014

We had cash assets at March 31, 2015, and 2014, of $336,370 and $375,212, respectively. We have only common stock as our capital resource. We will be reliant upon stockholder loans or private placements of equity or debt to fund any future operations. Although management is actively pursuing opportunities to raise additional equity and debt capital, there is no assurance that we will be able to raise sufficient additional debt or equity financing. We do not anticipate having adequate cash flows from operations for three to four years, and until a revenue stream has been established, we will require debt or equity funding to fund our current and intended business. If management is unsuccessful in these efforts, discontinuance of operations is a possibility.

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

During March 2015, we agreed to pay $150,000 in cash, issue 1,130,000 shares of common stock and forgive a note receivable with an outstanding amount of $150,000 in exchange for relief of a $1,493,254 note payable and the receipt of NIBs. The net consideration given for the relief of the note payable and receipt of NIBs totaled $1,493,254 and $7,846,746, respectively, for a total of $9,340,000. The holder of the shares issued pursuant to the transaction was given the right to require us to redeem 187,500 shares for $8.00 per share ($1,500,000 in total). The 1,130,000 common shares, including the 187,500 shares subject to the redemption right, were issued on June 9, 2015.

Net cash provided by financing activities totaled $1,560,000 and $11,161,875 for the fiscal years ended March 31, 2015, and 2014, respectively. The decrease in cash from financing activities was also the result of the Del Mar delay, as funds were not needed to purchase the Del Mar NIBs.

The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. To continue as a going concern beyond the year ended March 31, 2016 and to continue to acquire NIBs we will need to complete securities and debt offerings or obtain alternative sources of financing. Absent additional financing, we will not have the necessary resources to execute our business plan.

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations as of March 31, 2016:

	Total	Year Ended March 31, 2017	Year Ended March 31, 2018	Thereafter

Long-term debt obligations	$ 4,520,178	$ -	$ 4,520,178	$ -
Interest payable	192,157	-	192,157	-
Total	$ 4,712,335	$ -	$ 4,712,335	$ -

Debt

At March 31, 2016, we owed $5,462,335, including accrued interest, for debt obligations and Mandatorily Redeemable Common Stock. At March 31, 2016, we owed $3,820,178, excluding accrued interest, pursuant to notes payable and lines-of-credits from related parties and $700,000, excluding accrued interest, pursuant to an 8%

Convertible Debenture. The notes payable and lines-of-credit are due on June 30, 2017, or when the Company completes a successful equity raise, at which time principal and interest is due in full, and the convertible debenture is due August 31, 2017. As of June 14, 2016, there was $1,509,822 available under the lines-of-credit we currently have with related parties. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the valuation of investment in NIBs and related income recognition. Increases in general interest rates would similarly increase the interest rates used in our financial models. Such increases would result in decreases in the present value of expected future cash flows from our NIBs and, as a result, decrease income accrued on our investment in NIBs.

Item 8.    Financial Statements and Supplementary Data

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets as of March 31, 2016 and 2015	42

Consolidated Statements of Operations for the Years Ended March 31, 2016, 2015 and 2014	43

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2016, 2015 and 2014	44

Consolidated Statements of Cash Flows for the Years Ended March 31, 2016, 2015 and 2014	45

Notes to the Consolidated Financial Statements	46-58

Report of Independent Registered Public Accounting Firm

Board of Directors

Sundance Strategies, Inc.

Provo, Utah

We have audited the accompanying consolidated balance sheets of Sundance Strategies, Inc. as of March 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sundance Strategies, Inc. at March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended March, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, UT

June 14, 2016

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2016 and 2015

	March 31,	March 31,
	2016	2015

ASSETS
Current Assets
Cash and Cash Equivalents	$24,717	$336,370
Prepaid Expenses	1,875	1,875

Total Current Assets	26,592	338,245

Long-Term Assets
Investment in Net Insurance Benefits	29,822,186	22,544,635
Advance for Investment in Net Insurance Benefits	-	3,596,386
Notes Receivable	-	211,000
Other	-	16,428

Total Long-term Assets	29,822,186	26,368,449

Total Assets	$29,848,778	$26,706,694

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$351,671	$255,361
Accrued Expenses	-	181,917
Notes Payable	-	1,326,876
Note Payable-Related Party	-	1,500,000
Mandatorily Redeemable Common Stock	750,000	-

Total Current Liabilities	1,101,671	3,264,154

Long-Term Liabilities
Note Payable-Related Party	3,820,178	-
Convertible Debenture	700,000	-
Accrued Expenses	192,157	-

Total Long-Term Liabilities	4,712,335	-

Total Liabilities	$5,814,006	$3,264,154

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares,
par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares,
par value $0.001; 44,128,441 and 43,185,941 shares issued and outstanding, respectively	44,129	43,186
Additional Paid In Capital	24,364,442	16,316,882
Additional Paid In Capital- Stock to be Issued	-	7,540,000
Accumulated Deficit	(373,799)	(457,528)

Total Stockholders' Equity	24,034,772	23,442,540

Total Liabilities and Stockholders' Equity	$29,848,778	$26,706,694

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended March 31, 2016, 2015 and 2014

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2016	2015	2014

Interest Income on Investment in Net Insurance Benefits	$3,909,171	$2,454,478	$508,411

General and Administrative Expenses	3,597,439	2,338,265	2,278,009

Income (Loss) from Operations	311,732	116,213	(1,769,598)

Other Income (Expense)
Gain on Extinguishment of Debt	-	-	1,672,124
Interest Income	5,241	17,947	13,788
Interest Expense	(233,244)	(287,203)	(122,452)
Other, net	-	6,303	-

Total Other Income (Expense)	(228,003)	(262,953)	1,563,460

Income (Loss) Before Income Taxes	83,729	(146,740)	(206,138)
Income Tax Provision	-	-	-

Net Income (Loss)	$83,729	$(146,740)	$(206,138)

Basic and Diluted:
Basic Earnings (Loss) Per Share	$0.00	$(0.01)	$(0.01)
Fully Diluted Earnings (Loss) Per Share	$0.00	$(0.01)	$(0.01)

Basic Weighted Average Number of Shares Outstanding	44,026,832	43,137,990	42,559,660
Fully Diluted Weighted Average Number of Shares Outstanding	45,373,208	43,137,990	42,559,660

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2016, 2015 and 2014

			Additional	Receivable for	Common		Total
	Common Stock		Paid In	Common Stock	Stock to	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscribed	be Issued	Deficit	Equity

Balance, April 1, 2013	40,797,441	$40,798	$3,850,257	$(37,510)	$-	$(104,650)	$3,748,895

Common Stock issued for cash	2,218,500	2,218	11,090,281	-	-	-	11,092,499

Stock issuance costs	-	-	(845,886)	4,235	-	-	(841,651)

Cash for shares to be issued	-	-	-	-	700,000	-	700,000

Cash received for subscription receivable	-	-	-	31,775	-	-	31,775

Amortization of options issued for compensation	-	-	816,802	-	-	-	816,802

Amortization of warrants issued for services	-	-	139,251	-	-	-	139,251

Net loss for the year	-	-	-	-	-	(206,138)	(206,138)

Balance, March 31, 2014	43,015,941	$43,016	$15,050,705	$(1,500)	$700,000	$(310,788)	$15,481,433

Common Stock issued for cash	30,000	30	149,970	-	-	-	150,000

Removal of Expired Subscription	-	-	(1,500)	1,500	-	-	-

Common Stock to be Issued for settlement of debt and receipt of Net Insurance Benefits	-	-	-	-	7,540,000	-	7,540,000

Issuance of stock to be issued	140,000	140	699,860	-	(700,000)	-	-

Amortization of options issued for compensation	-	-	417,847	-	-	-	417,847

Net loss for the year	-	-	-	-	-	(146,740)	(146,740)

Balance, March 31, 2015	43,185,941	43,186	16,316,882	-	7,540,000	(457,528)	23,442,540

Common Stock issued for cash	-	-	-	-	-	-	-

Removal of Expired Subscription	-	-	-	-	-	-	-

Common Stock to be Issued for settlement of debt and receipt of Net Insurance Benefits	-	-	-	-	-	-	-

Issuance of stock to be issued	942,500	943	7,539,058	-	(7,540,000)	-	-

Amortization of options issued for compensation	-	-	508,503	-	-	-	508,503

Net income for the year	-	-	-	-	-	83,729	83,729

Balance, March 31, 2016	44,128,441	$44,129	$24,364,442	$-	$-	$(373,799)	$24,034,772

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2016, 2015 and 2014

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2016	2015	2014

Operating Activities

Net Income (Loss)	$83,729	$(146,740)	$(206,138)
Adjustments to reconcile to cash from operating activities:
Gain on Extinguishment of Debt	-	-	(1,672,124)
Share Based Compensation - Options	508,503	417,846	816,802
Accrued Interest on NIBs	(3,909,171)	(2,454,478)	(508,411)
Advance for Investments in Net Insurance Benefits	(626,914)	(815,798)	(3,584,862)
Refund of Advance for Investments in Net Insurance Benefits	854,920	904,274	-
Other Current Assets	-	-	-
Changes in Operating Assets and Liabilities
Accrued Interest Income	16,428	(9,405)	(13,767)
Prepaid Expenses	-	125	(2,000)
Accounts Payable	96,310	202,446	135,420
Accrued Expenses	183,364	52,888	-
Investment in Net Insurance Benefits	-	(150,000)	(5,436,000)

Net Cash from Operating Activities	(2,792,831)	(1,998,842)	(10,471,080)

Investing Activities

Issuance of Note Receivable	-	(150,000)	(861,000)
Proceeds from Notes Receivable	211,000	550,000	-

Net Cash from Investing Activities	211,000	400,000	(861,000)

Financing Activities

Proceeds from Issuance of Notes Payable and Lines-of-Credit, Related Party	2,320,178	1,410,000	-
Proceeds from Issuance of Convertible Debenture	700,000	-	-
Common Stock Issued for Cash	-	150,000	10,461,875
Common Stock to be Issued	-	-	700,000
Redemption of Temporary Equity	(750,000)	-	-

Net Cash from Financing Activities	2,270,178	1,560,000	11,161,875

Net Change in Cash	(311,653)	(38,842)	(170,205)
Cash at Beginning of Period	336,370	375,212	545,417

Cash at End of Period	$24,717	$336,370	$375,212

Non Cash Financing & Investing Activities
Cash Paid for Interest	$-	$117,471	$-
Notes Receivables Exchanged for Advance for Investment in NIBs	$-	$100,000	$-
Fair Value of Warrants Issued as Stock Issuance Costs	$-	$-	$139,251
Gain on extinguishment of debt	$-	$-	$1,672,124
Common Stock to be Issued and Note Payable and Note Receivable settled for Investment in Net Insurance Benefits	$-	$7,540,000	$-
Exchange Note Payable and Accrued Interest for Temporary Equity	$1,500,000	$-	$-
Advanced funds paid converted to Net Insurance Benefits	$3,368,380	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(1) ORGANIZATION AND BASIS OF PRESENTATION

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, and engaged in the retail selling of beverage products to the general public until these endeavors ceased in 2006; it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company” or “we”). The Company is engaged in the business of purchasing or acquiring and selling life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” Currently, the Company is focused on the purchase and sale of net insurance benefit contracts (“NIB”) based on life insurance policies. The Company does not take possession or control of the policies. The Holder of the life insurance policies acquire such policies at a discount to their face value. The Holder has available credit to pay premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the net insurance benefit after all borrowings, interest and expenses have been paid by the Holder out of the settlement proceeds.

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

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended March 31, 2016 and 2015, is summarized as follows:

	March 31, 2016	March 31, 2015	March 31, 2014
Basic weighted-average number of common shares outstanding during the year	44,026,832	43,137,990	42,559,660
Weighted-average number of dilutive common stock equivalents outstanding during the year	1,346,376	-	-
Diluted weighted-average number of common and common equivalent shares outstanding during the year	45,373,208	43,137,990	42,559,660

Outstanding common stock equivalents not included in the computation of diluted net loss per common share totaled 1,766,374 as of March 31, 2015 and 1,208,152 as of March 31, 2014.  These common stock equivalents were not included in the computation because to do so would have been antidilutive.

Stock Based Compensation, The Company measures stock-based compensation expense related to employee stock-based awards based on the estimated fair value of the awards as determined on the date of grant and is recognized as expense over the remaining requisite service period. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the estimated fair value of the Company’s common stock on the date of grant, the expected term of the stock option, and the expected volatility of the Company’s common stock over the period equal to the expected term of the grant. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Reclassification – Not Material, Certain reclassifications have been made to the 2014 and 2015 balances to conform to the 2016 presentation. These reclassifications did not affect net income (loss) for the periods.

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

Investment in Net Insurance Benefits, The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance contracts that have been financed by an independent third party via a loan from a lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”).  Future expected cash flow is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment, and service provider or other third-party payments.  The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.   The Company held a 100% interest in the NIBs relating to the underlying life insurance policies as of March 31, 2015. The Company holds between 72.2% and 100% in the NIBs relating to the underlying life insurance policies as of March 31, 2016.

The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company. At the time of transfer or purchase of an investment in NIBs, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations. Subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows that does not result in the recognition of an “other-than-temporary impairment” (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income. We have not recognized any significant adverse change in future estimated cash flows relating to our investment in NIBs from January 31, 2013 (inception) to the period ended March 31, 2016.

We evaluate the carrying value of our investment in NIBs for impairment on a regular basis and, if necessary, adjust our total basis in the NIBs using new or updated information that affects our assumptions.  We recognize impairment on a NIB contract if the expected discounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and direct external costs, if any. We have not recognized any impairment on our investment in NIBs from January 31, 2013 (inception), to the periods ended March 31, 2016.

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

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

(3) NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, 2015-14 and 2016-8 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of the ASUs is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASUs also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements. The Company does not believe adoption of the ASUs will have a material impact on the consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01 regarding Financial Instruments, which amended guidance on the classification and measurement of financial instruments. Under the new guidance, entities will be required to measure equity investments that are not consolidated or accounted for under the equity method at fair value with any changes in fair value recorded in net income, unless the entity has elected the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to separately present in other comprehensive income the portion of the changes in fair value attributable to instrument-specific credit risk. Additionally, the guidance amends certain disclosure requirements associated with the fair value of financial instruments. The standard will be effective for the Company’s fiscal year beginning April 1, 2018, including interim reporting periods within that fiscal year. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet, while expense recognition on the income statement remains similar to current lease accounting guidance. The guidance also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

In March 2016, the FASB issued ASU 2016-06 related to the embedded derivative analysis for debt instruments with contingent call or put options. This pronouncement clarifies that an exercise contingency does not need to be evaluated to determine whether it relates only to interest rates or credit risk. Instead, the contingent put or call option should be evaluated for possible bifurcation as a derivative in accordance with the four-step decision sequence detailed in FASB ASC 815-15, without regard to the nature of the exercise contingency. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company does not believe the adoption of this guidance will have a material effect on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is designed to simplify the areas of share based payments relating to income tax consequences. ASU 2016-09 is effective for the Company for its fiscal year beginning April 1, 2017. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(4) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists principally of currency on hand and demand deposits at commercial banks. The Company had $24,717 and $336,370 in cash and cash equivalents as of March 31, 2016, and 2015, respectively. The Company maintains non-interest bearing accounts at one financial institution. The accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.

(5) INVESTMENT IN NET INSURANCE BENEFITS

Investment in NIBs for the fiscal year ended March 31, 2016, and 2015 were as follows:

	March 31, 2016	March 31, 2015
Beginning Balance	$ 22,544,635	$ 12,243,411
Transfers from Advance for Investment in NIBs	3,368,380	-
Accretion of interest income	3,909,171	2,454,478
Additional purchases	-	7,846,746
Distributions of investments	-	-
Impairment of investments	-	-
Total	$ 29,822,186	$ 22,544,635

As explained in Note 6, the Company transferred $3,368,380 from advance for investment in NIBs into investment in NIBs on September 30, 2015.

During March 2015, the Company agreed to pay cash, issue common stock and forgive a note receivable in exchange for relief of a note payable and the receipts of NIBs. The net consideration given for the NIBs totaled $7,846,746 (see Notes 11 and 15).

The estimated fair value of the Company’s investment in NIBs approximated carrying value at March 31, 2016, with fair value calculated using level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

The table below describes the underlying life insurance policies relating to our investment in NIBs at March 31, 2016, with an adjustment made to reduce the Life Expectancies by the number of months since the last Life Expectancy report:

Adjusted Life Expectancies** (in years)	Number of Interests in Life Settlement Contracts	Face Value of Underlying Policies
0-1	4	$26,611,111
1-2	5	7,975,000
2-3	7	36,111,111
3-4	8	37,444,444
4-5	12	59,444,444
Thereafter	37	230,012,289
Total of all policies	72	$397,598,400

** The Life Expectancy ("LE") input is the 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio.  The Adjusted Life Expectancy is an unofficial calculation that simply reduces the original LE by the number of months since the last LE report. It should be noted that the insured’s health, medical conditions and other considerations may have changed since the LE report, so that the Adjusted LE is simply an estimate. These LEs were produced by third-party life expectancy companies and represent the actuarial mean of how long an individual is expected to live. The number is a calculation done with the LE provider's proprietary statistical model that is typically based on individualized mortality curves for each life factoring in the insured's gender, age, health and family history, medical conditions, and other considerations. In purchasing, financing or insuring life insurance policies or NIBs, we may use alternate life expectancy companies or may use weighted averages of two or more life expectancy companies, depending on the facts and circumstances of the case and requirements of the various counterparties. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.

The original face value of the underlying life insurance policies was $412,820,622. This value takes into account the approximately 72.2% of the NIBs associated with a portfolio of life settlement policies having a face value that originally totaled $94,000,000 (see Note 6). One policy matured during March 2014, totaling $8,000,000. Another policy with a face value of $10,000,000 matured during June 2015, of which value approximately 72.2% was apportioned to the Company. The remaining $397,598,400 represents the total insurance settlement on the life insurance policies as of March 31, 2016, including the estimated future increase for certain policies that have return of premium provisions. Effectively, as of March 31, 2016, the policy holders had paid $106,107,649 on policy premiums and other expenses on the insurance contracts. The policy holders are independent of the Company, and as separate entities there is a risk that such entities might not continue to pay the policy premiums and other expenses as has been done historically. The Company monitors the policy holders’ ability to maintain the underlying policies, and in the event the policy holders are unable to make the required payments, the Company would evaluate whether to directly maintain the underlying policies through the policy holders or allow them to elapse. The policy holders currently have senior loan agreements and MRI reinsurance to cover these payments. As of March 31, 2016, none of the underlying policies have elapsed and the required payments remain current.

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

The table below describes the future estimated premiums payments, other expenses and interest paid by external parties expected to be paid on the policies for the five years subsequent to March 31, 2016.  Significant estimates are made as part of the calculation of the premium payments, other expenses and interest amounts identified in the table below. The following table only includes the percentage of the future estimated premium payments, other expenses and interest relating to the portfolio of which the Company only has partially owned NIBs. The following table does not include all of the estimation factors used by the Company in estimating expected net cash receipts for interest income calculation purposes, and is intended to only provide the estimated premium payments, other expenses and interest amounts related to the policies underlying the Company’s NIBs (totals do not include premiums, expenses and interest paid for prior years):

Year	Premiums	Expenses + Interest	Total
Year 1	$13,233,777	$8,853,594	$22,087,371
Year 2	13,491,946	9,195,850	22,687,796
Year 3	15,064,136	8,639,077	23,703,213
Year 4	14,602,792	7,345,242	21,948,034
Year 5	14,264,110	7,442,259	21,706,369
Thereafter	35,907,837	28,949,802	64,857,639
Total	$106,564,598	$70,425,824	$176,990,422

The projected premiums, interest and expenses were created using the expected remaining life expectancies on the policies and other key assumptions. The expenses and interest calculations were based on the interest rates on the loans to the holders of the policies, current reinsurance interest rates, origination fees, servicing fees and other custodial fees expected during the life of the investment. The lender for the holders of the policies provides the loans at a high rate of interest and loan payments are guaranteed by the MRI or reinsurance coverage. The policy holders receive ongoing fees and a percentage of death benefits when a policy matures which we included in the estimated expenses. The Company receives cash flows from its investments in NIBs after all other loan balances, costs and expenses are paid.

During July 2015, a group of persons located in the United States (the “Purchasers”) acquired the entities that owned all of the portfolios of life insurance contracts underlying the Company’s NIBs. The Purchasers have also agreed to amend the NIBs agreements to provide greater disclosure to the Company and limit permitted expenses to be paid prior to payments to the NIB holders, pending certain regulatory and tax approvals. In connection with this purchase, the Purchasers and the respective owners of these portfolios entered into a Settlement Agreement releasing such owners and their managers from liability related to their ownership and management of the entities that owned the respective portfolios of life insurance contracts. The Purchasers further required releases from the Company and the payment of certain accrued expenses. Accordingly, effective as of July 17, 2015, the Purchasers acquired all of the ownership interests in the entities that owned all of the portfolios of life insurance contracts underlying the Company’s NIBs from their prior owners and executed a Settlement Agreement with such owners and the Company in relation to these matters. The NIBs amendments are in process, and the Company believes the NIBs amendments will be in effect before calendar year end 2016. The Company and Purchasers agreed to indemnify the prior owners of such portfolios against future claims in connection with the issuance of the NIBs or their ownership or management of the entities sold, based on actions that occurred prior to this sale to the Purchasers. During the year ended March 31, 2016, the Company paid an $826,665 obligation related to the ownership change, which is recorded in General and Administrative Expenses. Management of the Company is presently not aware of the existence of any additional payments owed. Neither the purchase of these entities nor the Settlement Agreement resulted in any material change in our NIBs ownership interest. The Company was supportive of the Purchasers acquiring the entities that owned the portfolios of life insurance contracts underlying the Company’s NIBs and was willing to provide the indemnification because it believes this ownership change will result in a reduction of costs and expenses associated with ownership of the NIBs, which should increase their intrinsic value.

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

The remaining consideration and collateral under the Del Mar ATA, as of September 1, 2015, primarily consisted of approximately 72.2% of the NIBs associated with a portfolio of life settlement policies having a face value that originally totaled $94,000,000. The remaining 27.8% interested in the NIBs were held by other parties. During June 2015, one of the life settlement policies matured for $10,000,000 (the “Matured Policy”), lowering the remaining face value of such life settlement policies to $84,000,000. The premiums and expenses related to the maintenance of these life insurance policies are financed by a loan from a lender.

As Del Mar was unable to provide the required amount of Qualified NIBs by the extended due date of August 31, 2015, effective September 1, 2015, the agreements with Del Mar and Europa were cancelled and the Company obtained full ownership and control of the collateral, which included the above mentioned approximately 72.2% of the NIBs associated with the $84,000,000 face value of life settlement policies and certain rights to net proceeds relating to the Matured Policy.

On September 30, 2015, the Company transferred to Investment in NIBs the remaining balance of advances and expense payments to Del Mar, totaling $3,368,380, which approximates fair value. This amount was residing in advance for investment in NIBs before being transferred to investment in NIBs (see Note 5).

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

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

(7) NOTES RECEIVABLE

On December 9, 2013, the Company made a loan totaling $211,000 in the form of a note receivable to Majestic Ventures S.a.r.l. The Company had a secondary security interest in certain assets of Majestic, which are participating life settlements.

On September 10, 2015, the company received $1,094,335 as a result of a matured policy (see Note 6). $239,415 of these proceeds were allocated to pay off the note receivable (including interest).

(8) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Pursuant to a month-to-month lease agreement, we currently occupy office space located in Provo, Utah. The total lease expense is approximately $2,700 per month, payable in cash.

We also entered into a lease agreement during November 2013 to lease 6,000 square feet of office space on a month-to-month basis in Irvine, California. The total rent agreement for the office space is $9,000 per month, payable in cash.

Rent expense for the year ended March 31, 2016, was $112,956.

(9) PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. In the Company’s opinion, it is uncertain whether it will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.

The provision for income taxes for the years ended March 31, 2016, 2015 and 2014 consists of the following:

	2016	2015	2014
Current Taxes
Federal	$ -	$ -	$ -
State	-	-	-
Deferred Taxes
Federal	(1,027,873)	(676,558)	(485,850)
Benefits of operating loss carryforwards	1,127,637	742,224	533,006
State	(99,764)	(65,666)	(47,156)
Total Provision	$ -	$ -	$ -

The tax effects of significant items comprising the Company’s net deferred taxes as of March 31, 2016, 2015 and 2014, were as follows:

	2016	2015	2014
Deferred Tax assets:
Net operating loss carry forwards	$ 2,811,596	$ 1,574,512	$ 760,250
Stock and warrant compensation	650,196	512,465	356,608
Valuation allowance	(274,811)	(358,117)	(303,518)
Net deferred tax asset	3,186,981	1,728,860	813,340
Deferred tax liability:
Investment in net insurance benefits	(3,186,981)	(1,728,860)	(813,340)
Net deferred tax liability	$ -	$ -	$ -

The cumulative Net Operating Loss (“NOL”) totaled $7,537,790 and $4,221,212 at March 31, 2016 and 2015, respectively, and will begin to expire in 2020. The total valuation allowance is equal to the total deferred tax asset less any associated deferred tax liabilities. The valuation allowance was $326,752 and $358,117 for the years ended March 31, 2016, and 2015, respectively.

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 34% to pretax income from continuing operations for the years ended March 31, 2016, 2015 and 2014 due to the following:

	2016	2015	2014

Income tax benefit at U. S. federal statutory rates:	$ 28,468	$ (49,892)	$ (70,087)
State tax, net of federal benefit	2,762	(4,842)	(6,803)
Permanent and other differences	52,076	135	2,395
Net operating losses	-	-	(188,209)
Change in valuation allowance	(83,306)	54,599	262,704
	$ -	$ -	$ -

The Company has no tax positions at March 31, 2016 and 2015, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from January 31, 2013 (date of inception), through March 31, 2016, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at March 31, 2016 and 2015.

The tax years 2012 through 2016 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

(10) NOTES PAYABLE AND LINES-OF-CREDIT, RELATED PARTY

As of March 31, 2016, the Company had borrowed $3,820,178 from related parties under notes payable and lines-of-credit agreements that allow for borrowings of up to $5,230,000 through the earlier of June 30, 2017, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The notes payable and lines-of-credit incur interest at 7.5 percent, allow for origination fees and are collateralized by Investment in NIBs. The Company borrowed $2,520,178 and $1,500,000 under these agreements during the years ended March 31, 2016 and 2015, respectively. The Company also repaid $200,000 during the year ended March 31, 2016. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

(11) NOTES PAYABLE TRANSFERRED TO REDEEMED COMMON STOCK PAYABLE

At March 31, 2014, the Company owed $1,455,904, including accrued interest, for notes payable. During the year ended March 31, 2015, the Company had accrued an additional $37,350 in interest. The note incurred interest at 4%, was collateralized by NIBs and was due in April 2015. During June 2015, the note payable and related accrued interest were converted to equity through the issuance of 187,500 shares of common stock and the holder was granted the right to require the Company to redeem the common stock for $8.00 per share. On June 9, 2015, the holder exercised a portion of the redemption right relating to 93,750 shares and, as a result, the Company paid the holder $750,000 to redeem the shares. On March 25, 2016, the holder exercised the redemption right in relation to the remaining shares and on April 12, 2016, the Company paid the holder an additional $750,000 to redeem the remaining shares. At March 31, 2016, the $750,000 associated with the redemption had been classified on the balance sheet as Mandatorily Redeemable Common Stock.

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

 (12) CONVERTIBLE DEBENTURE AGREEMENT

On June 2, 2015, the Company entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended to May 31, 2017. See footnote 17 “Subsequent Events” for discussion on an extension of the due date and the conversion rights to August 31, 2017. As of March 31, 2016, the Company owed $700,000 under the agreement.

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

On April 5, 2013, the Company issued 1,700,000 stock options to certain officers, employees and members of the Board of Directors of the Company. The stock options have an exercise price of $0.77 per share. All options have a contractual term of five years.

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

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

measurement date guidelines enumerated in FASB ASC 505-50-30. The Company valued the 80,000 options using the Black-Scholes option pricing model under the following assumptions: $1.0294 market price, $0.77 exercise price, 5 years expected life, 79% volatility, 0.68% risk free rate.

On October 11, 2013, the Company issued 400,000 stock options to an executive. The stock options have an exercise price of $5.00 per share. The options have a contractual term of five years.

The 400,000 stock options vest in several tranches, wherein 10% of the options vesting six months after the date of issuance and the remaining options to vest monthly over the next 36 months subject to continuing employment with the Company. The Company valued the 400,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions: $5.00 market price, $5.00 exercise price, 3.40 years expected life, 68% volatility, 0.76% risk free rate. On July 22, 2015, the Board of Directors approved an amendment to modify the vesting schedule for stock options issued to the executive. The amendment clarified that the option to purchase 400,000 shares of the Company’s $0.001 par value common stock at $5.00 per share, with a five year term, expiring March 31, 2018, was at a vesting rate of 11,111 stock options monthly, commencing with October, 2013, and ending with September 30, 2016, subject to continued employment with the Company. As a result of this modification, the Company recorded a true-up amortization expense of $98,655 during September 2015, to adjust the amortization of the stock options to the amended vesting schedule as of the modification date of July 22, 2015. In addition, the Company adjusted the going forward quarterly amortization, beginning July 2015, of the stock options from $73,202 to $78,728. No incremental value was applied to the amended stock options and, therefore, the original grant date fair value continues to be applicable.

The Company has recorded stock-based compensation expense of $508,503 related to these options for year ended March 31, 2016.

The remaining 182,571.78 will be recognized as stock based compensation expense ratably over the weighted average service period through September 2016.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Value if Exercised
Balance March 31, 2013	-	$-	$-	-	$-
Granted	2,185,000	1.54	0.91	4.50	3,374,450
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2014	2,185,000	$1.54	$0.91	4.50	$3,374,450
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2015	2,185,000	$1.54	$0.91	4.50	$3,374,450
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(78,125)	0.77	0.57	-	(60,156)
Outstanding as of March 31, 2016	2,106,875	$1.57	$1.04	3.50	$3,314,294
Vested and Expected to Vest as of March 31, 2016	2,106,875	$1.57	$1.04	3.50	$3,314,294

Exercisable as of March 31, 2014	1,072,500	$1.54	$0.91	4.50	$1,656,338
Exercisable as of March 31, 2015	1,506,875	1.54	0.91	3.50	2,327,174
Exercisable as of March 31, 2016	1,865,205	1.57	$1.04	3.50	$2,934,126

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

As of March 31, 2016, all warrants had expired.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value
Outstanding as of March 31, 2013	-	$-	$-	-	$-
Granted	70,000	5.00	1.92	1.17	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2014	70,000	$5.00	$1.92	1.17	$-
Granted	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2015	70,000	$5.00	$1.92	0.17	-
Granted	-	-	-	-	-
Cancelled/Expired	(70,000)	5.00	1.92	-	-
Outstanding as of March 31, 2016	-	$-	$-	-	$-

Exercisable as of March 31, 2014	70,000	$5.00	$1.92	1.17	$-
Exercisable as of March 31, 2015	70,000	$5.00	$1.92	0.17	-
Exercisable as of March 31, 2016	-	$-	$-	-	$-

(15) STOCK TRANSACTIONS

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

During March 2015, we agreed to pay $150,000 in cash, issue 1,130,000 shares of common stock and forgive a note receivable with an outstanding amount of $150,000 in exchange for relief of a $1,493,254 note payable and the receipt of NIBs. The net consideration given for the relief of the note payable and receipt of NIBs totaled $1,493,254 and $7,846,746, respectively, for a total of $9,340,000. (See Notes 5, 11 and 18).  Of the 1,130,000 common shares to be issued, 187,500 shares were subject to a redemption right that requires the Company to buy back the shares for $8.00 per share at the option of the holder.  The total common stock still subject to the redemption right at March 31, 2016, was recorded as Mandatorily Redeemable Common Stock on the consolidated balance sheet (see Note 11).

On June 9, 2015 the remaining 942,500 common shares were issued. In addition, as explained in Note 5, 11 and 18, the 187,500 of redeemable common shares were issued and subsequently redeemed.

(16)  LIQUIDITY AND CAPITAL REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing, lines of credit from related parties and the issuance of notes payable and convertible debentures to related parties. As of March 31, 2016, the Company had $24,717 of cash assets, compared to $336,370 as of March 31, 2015. The Company’s monthly expenses are between approximately $140,000 and $290,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. The Company believes that its existing capital resources, together with the issuance of additional notes payable and convertible debentures and availability under its existing lines of credit with related parties, will be sufficient to fund its operating working capital requirements for at least the next 12

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

months, or through June 15, 2017. While the Company believes it have sufficient liquidity and capital resources to fund its projected operating requirements through June 15, 2017, it does not anticipate having adequate cash flows from operations for three to four years, and until a revenue stream has been established, it will require debt or equity financing to fund its current and intended business and any future purchases of NIBs.

If the Company is unable to raise sufficient capital through the planned securities and debt offerings or other alternative sources of financing, management will curtail NIB purchases. Under this plan, expenditures for NIBs will be curtailed.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. To continue as a going concern beyond the year ended March 31, 2017, and in order to continue to purchase NIBs, the Company will need to raise additional capital to fund operations and purchase NIBs. Absent additional financing, the Company will not have the resources to execute its current business plan and continue operations.

(17) QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data for the periods shown as revised:

	2016				2015
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$824,030	$863,439	$1,090,031	$1,131,671	$563,498	$592,653	$616,547	$681,780
Income (Loss) from Operations	228,076	(34,198)	(459,645)	577,499	(52,868)	9,647	89,750	69,684
Net Income (Loss)	193,576	(85,049)	(519,939)	495,141	(58,364)	(2,906)	(105,952)	20,482
Net Income (Loss) per Share:
Basic	0.01	(0.01)	(0.01)	0.01	-	-	(0.01)	-
Diluted	0.01	(0.01)	(0.01)	0.01	-	-	(0.01)	-

(18) SUBSEQUENT EVENTS

As explained in Note 11, on April 12, 2016, 93,750 shares of Mandatorily Redeemable Common Stock were redeemed and cancelled by the Company for $750,000.

During April 2016, the Company received an additional $1,417,870 in proceeds associated with the $10,000,000 maturity explained in Note 6 and miscellaneous adjustments to other underlying policies.

On June 1, 2016, the Company agreed to amend the 8% Convertible Debenture Agreement (see Note 12) that extends the due date and conversion rights to August 31, 2017.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedure

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President who is also deemed to be our acting CFO, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 version).  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of March 31, 2016, our internal controls over financial reporting were effective based upon present Company activity.

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

Changes in Internal Control Over Financial Reporting

None.

Item 9B.    Other Information

None.

PART  III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. "Business" of this Annual Report on Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this report.

(2)	Financial statement schedules

There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.3	NIBs Asset Transfer Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
10.4	Form of Senior Loan Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.5	Form of MRI Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10..6	Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 20, 2013, file no. 000-50547)
10.7	Del Mar Financial, S.a.r..l. Asset Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2013, file no. 000-50547)
10.8	Amendment No. 1 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.9	Collateral Release Agreement from PCH to the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.10	Amendment No. 2 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.11	Brown Exclusivity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)

10.12	Amended and Restated Secured Promissory Note of ANEW LIFE, INC. to DMF (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.13	Assignment Agreement of Amended and Restated Secured Promissory Note from the Company to DMF (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.14	Amended and Restated Assignment Agreement from DMF to Hyperion (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.15	Assignment of Buyback Rights of Amended and Restated Secured Promissory Note by DMF to the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.16	Amendment No. 3 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-KA-4 filed July 10, 2014, file no. 000-50547)
10.17	Form of Extension Agreement to Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2014, file no. 000-50547)
10.18	HFII Letter of Intent (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed December 8, 2014, file no. 000-50547)
10.19	HFII Asset Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed June 15, 2015, file no. 000-50547)
10.20	Amendment No. 1 to HFII Asset Transfer Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed June 15, 2015, file no. 000-50547)
10.21	Debenture Agreement Dated June 2, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.23	Line-of-Credit Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**

* Filed herewith.
** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: June 14, 2016	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Chief Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Kraig T. Higginson	Chairman of the Board of Directors	June 14, 2016
Kraig T. Higginson

/s/ Randall F. Pearson Randall F. Pearson	President, Chief Executive Officer, Chief Financial Officer and Director	June 14, 2016

/s/ Ty Mattingly	Director	June 14, 2016
Ty Mattingly