Form 10-Q
period 2016-06-30
Sundance Strategies, Inc.
filed 2016-08-09
CIK 1171838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 000-50547

SUNDANCE STRATEGIES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	88-0515333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4626 North 300 West, Suite No. 365, Provo, Utah	84604
(Address of principal executive offices)	(Zip Code)

(801) 717-3935

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

As of August 9, 2016 the registrant had 44,128,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of the Company and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The results from operations for the three month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2017. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2016 Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which was filed with the SEC on June 14, 2016, and which is referenced in Part II, Item 6, below.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
June 30, 2016 and March 31, 2016
(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS

Current Assets
Cash and Cash Equivalents	$6,254	$24,717
Prepaid Expenses	10,000	1,875

Total Current Assets	16,254	26,592

Long-Term Assets
Investment in Net Insurance Benefits	29,858,188	29,822,186
Other	2,204	—

Total Long-term Assets	29,860,392	29,822,186

Total Assets	$29,876,646	$29,848,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$389,936	$351,671
Mandatorily Redeemable Common Stock	—	750,000

Total Current Liabilities	389,936	1,101,671

Long-Term Liabilities
Note Payable-Related Party	3,875,178	3,820,178
Convertible Debenture	700,000	700,000
Accrued Expenses	132,370	192,157

Total Long-Term Liabilities	4,707,548	4,712,335

Total Liabilities	5,097,484	5,814,006

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares,
par value $0.001; -0- shares issued and outstanding	—	—
Common Stock, authorized 500,000,000 shares,
par value $0.001; 44,128,441 and 44,128,441 shares issued and outstanding, respectively	44,129	44,129
Additional Paid In Capital	24,468,286	24,364,442
Retained Earnings (Accumulated Deficit)	266,748	(373,799)

Total Stockholders' Equity	24,779,162	24,034,772

Total Liabilities and Stockholders' Equity	$29,876,646	$29,848,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Interest Income on Investment in Net Insurance Benefits	$1,453,872	$824,030

General and Administrative Expenses	727,443	595,954

Income from Operations	726,429	228,076

Other Income (Expense)
Interest Income	—	4,702
Interest Expense	(85,882)	(39,202)

Total Other Expense	(85,882)	(34,500)

Income Before Income Taxes	640,547	193,576
Income Tax Provision	—	—

Net Income	$640,547	$193,576

Basic and Diluted:
Basic Earnings Per Share	$0.01	$—
Fully Diluted Earnings Per Share	$0.01	$—

Basic Weighted Average Number of Shares Outstanding	44,140,669	43,433,750
Fully Diluted Weighted Average Number of Shares Outstanding	45,482,299	44,826,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015

Operating Activities

Net Income	$640,547	$193,576
Adjustments to reconcile to cash from operating activities:
Share Based Compensation - Options	103,843	98,317
Accrued Interest on NIBs	(1,453,872)	(824,030)
Cash Received on Accrued Interest Income on NIBs	1,417,870	—
Advance for Investments in Net Insurance Benefits	—	(237,647)
Changes in Operating Assets and Liabilities
Accrued Interest Income	(2,204)	(11,447)
Prepaid Expenses	(8,125)	1,875
Accounts Payable	38,265	93,990
Accrued Expenses	(59,787)	45,947

Net Cash from Operating Activities	676,537	(639,419)

Financing Activities

Proceeds from Issuance of Notes Payable and Lines-of-Credit, Related Party	205,000	375,000
Repayment of Notes Payable and Lines-of-Credit, Related Party	(150,000)	—
Proceeds from Issuance of Convertible Debenture	—	700,000
Redemption of Temporary Equity	—	(750,000)
Redemption of Mandatorily Redeemable Common Stock	(750,000)	—

Net Cash from Financing Activities	(695,000)	325,000

Net Change in Cash	(18,463)	(314,419)
Cash at Beginning of Period	24,717	336,370

Cash at End of Period	$6,254	$21,951

Non Cash Financing & Investing Activities
Exchange Note Payable and Accrued Interest for Temporary Equity	$—	$1,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could materially differ from those estimates. These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, and engaged in the retail selling of beverage products to the general public until these endeavors ceased in 2006; it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company” or “we”). The Company is engaged in the business of purchasing or acquiring and selling life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” Currently, the Company is focused on the purchase and sale of net insurance benefit contracts (“NIBs”) based on life settlements or life insurance policies. The Company does not take possession or control of the policies. The Holder of the life settlements or life insurance policies acquire such policies at a discount to their face value. The Holder has available credit to pay premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the net insurance benefit after all borrowings, interest and expenses have been paid by the Holder out of the settlement proceeds.

(2) NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, 2015-14 and 2016-8, 10,11 and 12 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of the ASUs is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASUs also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

statements. The Company does not believe adoption of the ASUs will have a material impact on the consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(4) INVESTMENT IN NET INSURANCE BENEFITS

Investment in NIBs for the three months ended June 30, 2016, and the fiscal year ended March 31, 2016 were as follows:

	June 30, 2016	March 31, 2016
Beginning Balance	$29,822,186	$22,544,635
Transfers from Advance for Investment in NIBs	—	3,368,380
Accretion of interest income	1,453,872	3,909,171
Cash received on accrued interest income	(1,417,870)	—
Additional purchases	—	—
Distributions of investments	—	—
Impairment of investments	—	—
Total	$29,858,188	$29,822,186

As explained in Note 3, the Company transferred $3,368,380 from advance for investment in NIBs into investment in NIBs on September 30, 2015.

The estimated fair value of the Company’s investment in NIBs approximated carrying value at June 30, 2016, with fair value calculated using level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.

During April 2016, the Company received $1,417,870 in cash proceeds associated with the $10,000,000 maturity explained in Note 2 and miscellaneous adjustments to other underlying policies. The cash proceeds had the effect of reducing accrued interest on NIBs.

The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance policies that have been financed by an independent third party via a loan from a senior lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”).  Future expected cash flow is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment and service provider or other third-party payments. The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.   The Company holds a 100% interest in the NIBs relating to the underlying life insurance policies as of March 31, 2015. During the year ended March 31, 2016 we acquired NIBs in which the holders of the underlying policies only owned 72%. Therefore, as of June 30, 2016 the Company holds between 72% and 100% in the NIBs relating to the underlying life insurance policies.

The Company accounts for its investment in NIBs     at the initial investment value increased for interest income and decreased for cash receipts received by the Company.  At the time of transfer or purchase of an investment in NIBs, the Company estimates the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations.  Our current projections are based off of various assumptions including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows that does not result in the recognition of an “other-than-temporary impairment” (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income. We have not recognized any significant adverse change in future estimated cash flows relating to our investment in NIBs from our inception in 2013 to the period ended June 30, 2016. During the quarter ended June 30, 2016, and in conjunction with the $1,417,870 cash received in April 2016, the Company received updated information from the policy holders regarding reduced management fees relating to maintaining the underlying policies, and favorable changes in the senior debt balances and related loan-to-value ratios. These changes prompted the Company to reevaluate and make appropriate adjustments to the cash flow models used to calculate accretable income, which resulted in an increase to the effective interest rate used to recognize income on the NIBs. The resulting increase on the Interest Income on Investment in NIBs for the period ending June 30, 2016 was $265,920 over the accretable income that would have been recognized under the prior models. This increase had no significant effect on the Company’s earnings per share.

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(5) NOTES PAYABLE AND LINES-OF-CREDIT, RELATED PARTY

As of June 30, 2016, the Company had borrowed $3,875,178, excluding accrued interest, from related parties under notes payable and lines-of-credit agreements that allow for borrowings of up to $5,230,000 through the earlier of August 31, 2017, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The notes payable and lines-of-credit incur interest at 7.5%, allow for origination fees and are collateralized by Investment in NIBs. During the three months ended June 30, 2016, the Company borrowed an additional $205,000 under these agreements. The Company also repaid $150,000 during the three months ended June 30, 2016. As of August 9, 2016 the Company can still borrow up to $1,097,322 on these lines-of-credit. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

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

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended to May 31, 2017. On June 1, 2016, the Company agreed to amend the 8% Convertible Debenture Agreement that extended the due date and conversion rights to August 31, 2017. As of June 30, 2016, the Company owed $700,000 under the agreement, excluding accrued interest. As of August 9, 2016, the Company is still able to borrow up to $2,300,000 on this agreement.

(8)  LIQUIDITY AND CAPITAL REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing, lines of credit from related parties and the issuance of notes payable and convertible debentures. As of June 30, 2016, the Company had $6,254 of cash assets, compared to $24,717 as of March 31, 2016. As of August 9, 2016, the Company has access to draw an additional $1,097,322 on the notes payable and lines-of-credit, related party (see Note 5) and $2,300,000 on the Convertible Debenture Agreement (See Note 7). The Company’s monthly expenses are between approximately $140,000 and $290,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. The Company believes that its existing capital resources, together with the issuance of additional notes payable and convertible debentures and availability under its existing lines of credit with related

 SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

parties, will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through August 15, 2017. While the Company believes it has sufficient liquidity and capital resources to fund its projected operating requirements through August 15, 2017, it does not anticipate having adequate cash flows from operations for three to four years, and until a revenue stream has been established, it will require debt or equity financing to fund its current and intended business and any future purchases of NIBs.

If the Company is unable to raise sufficient capital through the planned securities and debt offerings or other alternative sources of financing, management will curtail NIB purchases. Under this plan, expenditures for NIBs will be curtailed.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. To continue as a going concern beyond the period ended June 30, 2017, and in order to continue to purchase NIBs, the Company will need to raise additional capital to fund operations and purchase NIBs. Absent additional financing, the Company will not have the resources to execute its current business plan and continue operations.

(9) COMMITMENTS AND CONTINGENCIES

As explained in Note 1, the Company is focused on the purchase and sale of NIB’s based on life settlements or life insurance policies. The Company does not take possession or control of the policies. The Holder of the life settlements or life insurance policies acquire such policies at a discount to their face value. The Holder has available credit to pay premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the net insurance benefit after all borrowings, interest and expenses have been paid by the Holder out of the settlement proceeds. However, in the event of default of the Holder, the Company may be required to expend funds on premiums, interest and servicing costs over the next five years to protect its interest in NIBs, though the Company has no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, the Company would be required to evaluate its investment in NIBs for possible adverse impairment.

(10) SUBSEQUENT EVENTS

Management has considered subsequent events through August 9, 2016, the date these financial statements were issued. No events have occurred subsequent to June 30, 2016 which would have a material effect on the financial statements of the Company.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three month periods ended June 30, 2016 and 2015.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2016.

Forward-looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity.  Without limiting the foregoing, words such as “may”, “should”, “expect”, “project”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “budget”, “forecast”, “predict”, “potential”, “continue”, “should”, “could”, “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements, however, the absence of these words does not necessarily mean that a statement is not forward-looking.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers’ needs; price increases; employee limitations; or delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

We do not purchase or hold life settlement or life insurance policies but, rather, hold a contractual right to receive the net insurance benefits, or NIBs, from a portfolio of life insurance policies held by a third party. These NIBs represent an indirect, residual ownership interest in a portfolio of individual life insurance policies and they allow us to receive a portion of the settlement proceeds from such policies, after expenses related to the acquisition, financing, insuring and servicing of the policies underlying our NIBs have been paid.

We are not responsible for maintaining premiums or other expenses related to maintaining the underlying life settlement or life insurance policies. Ownership of the underlying life settlement or life insurance policies, and the related obligation to maintain such policies, remains with the entity that holds such policies.

NIBs are generally sold by an entity that holds the underlying life settlement or life insurance policies, either directly or indirectly through a subsidiary, such an entity being referred to herein as a “Holder.” A Holder, either directly or through a wholly owned subsidiary, purchases life insurance policies either from the insured or on the secondary market and aggregates them into a portfolio of policies. At the time of purchase, the Holder also (i) contracts with a service provider to manage the servicing of the policies until maturity, (ii) purchases mortality re-insurance (“MRI”) coverage under which payments will be made to the Holder in the event the insurance policies do not mature according to actuarial life expectancies, and (iii) arranges financing to cover the initial purchase of the insurance policies, the servicing of the life insurance policies until maturity and the payment of the MRI premiums. The financing obtained by the Holder for a portfolio of life settlement or life insurance policies is secured by the insurance policies for which the financing was obtained. After a Holder purchases policies, aggregates them into a portfolio and arranges for the servicing, MRI coverage and financing, the Holder contracts to sell NIBs related to the policies, which gives the holder of the NIBs the right to receive the proceeds from the settlement of the insurance policies after all of the expenses related to such policies have been paid. When an insurance policy underlying our NIBs comes to maturity, the insurance proceeds are first used to pay expenses associated with such policy. Once all of the expenses have been paid, the Holder will retain a small percentage of the proceeds and then will pay the remaining insurance proceeds to us in satisfaction of our related NIBs.

We began purchasing NIBs during our fiscal year ended March 31, 2013.

 Plan of Operations

Our plan of operation for the next 12 months is to continue the acquisition and possible sale of NIBs. This is not a market sector without competition and, at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in our NIBs or through debt or equity financing. We may be required to expend funds on premiums, interest and servicing costs over the next five years to protect our interest in NIBs, though we have no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, we would be required to evaluate our investment in NIBs for possible adverse impairment. These payments are currently being made through an unrelated senior lending facility.

 We currently estimate proceeds of approximately $107.9 million on the NIBs we owned as of June 30, 2016, and acquired from PCH Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“PCH”), Del Mar Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Del Mar”), and HFII Assets Solutions, LLC, a Delaware limited liability company (“HFII”).  This amount is based on the estimated proceeds from polices of $402.5 million in face value, which includes estimated return of premiums; less the senior loan debt and MRI repayments outstanding of approximately $115.5 million, expected premium payments of $106.9 million over the life expectancies of the insured persons in these portfolios and estimated expenses and interest of approximately $72.1 million over the term of the senior loans.

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

Three-Months Ended June 30, 2016 Compared with Three-Months Ended June 30, 2015

Interest Income

Interest income on investment in NIBs totaled $1,453,872 and $824,030 for the three months ended June 30, 2016, and 2015 respectively.  The increase is primarily due to the acquisition of additional NIBs in September 2015, and adjustments to the cash flow models during the quarter ended June 30, 2016, which resulted in an increase to the effective interest rate used to recognize income on the NIBs.

General & Administrative Expenses

General and administrative expenses totaled $727,443 and $595,954 during the three months ended June 30, 2016, and 2015, respectively.  A significant portion of these expenses were professional fees, payroll and travel expenses, and the increase was mainly due to an increase professional fees, including accounting and legal fees related to our year-end audit, as well as increased travel expenses  .

Other Income and Expenses

Other income and expenses primarily consist of interest on the note payable related-party and convertible debenture, as well as interest income. During the three months ended June 30, 2016, and 2015, interest expense has accrued in the amount of $85,882 and $39,202 respectively.

Income Taxes

During the three months ended June 30, 2016, and 2015, we recorded net income for financial reporting purposes, but had no income tax expense due to the existence of net operating loss carryforwards which are fully reserved with a valuation allowance.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of June 30, 2016, we had $6,254 of cash assets, compared to $24,717 as of March 31, 2016. Our monthly cash expenses are between approximately $140,000 and $250,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. We believe that our existing capital resources, together with the issuance of additional notes payable and convertible debentures and availability under our existing lines of credit with related parties, will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through August 15, 2017. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through August 15, 2017, we do not anticipate having adequate cash flows from operations for three to four years, and until a cash flow stream from NIBs has been established. We will require debt or equity financing to fund our current and intended business and any future purchases of NIBs.

As a result, we believe that we will need to raise approximately $45 million in additional funds through equity or debt financing to fully expand on our business model during 2016 and beyond. Although we are actively pursuing opportunities to raise additional equity and debt capital, funding may not be available to us on acceptable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we may need to reduce, or discontinue, operations.

We raised $11,942,500 (gross) in our private placement that commenced in April 2013. During the three months ended June 30, 2016, we used $695,000 in financing activities compared to $325,000 net cash provided by financing activities during the three months ended June 30, 2015. During the three months ended June 30, 2016, the Company borrowed an additional $205,000 under the Notes Payable and Lines of Credit, Related Party agreements. The Company also repaid $150,000 during the three months ended June 30, 2016. In addition, during the three months ended June 30, 2016, we paid out the $750,000 Mandatorily Redeemable Common Stock Payable recorded on the balance sheet as of March 31, 2016.

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

For the three months ended June 30, 2016 we recorded net cash provided by operating activities of $676,537, compared to $639,419 used in operating activities during the three months ended June 30, 2015. The increase in operating cash flows was primarily due to the receipt of approximately $1,400,000, which was an approved distribution from the policy holders as a return on our interest in NIBs. During the three month period ended June 30, 2016, we had an unusual net inflow of cash from operating activities. However, because we are in the early stages of our accretion model, we typically expect to use cash from operating activities during most reporting periods.

The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. To continue as a going concern beyond the period ending August 15, 2017 and to continue to acquire NIBs we will need to complete securities and debt offerings or obtain alternative sources of financing. Absent additional financing, we will not have the necessary resources to execute our business plan.

Debt

At June 30, 2016, we owed $4,707,548, including accrued interest, for debt obligations, including $3,875,178, excluding accrued interest, pursuant to notes payable and lines-of-credits from related parties and $700,000, excluding accrued interest, pursuant to an 8% Convertible Debenture. The notes payable and lines-of-credit are due on August 31, 2017, or when the Company completes a successful equity raise, at which time principal and interest is due in full, and the convertible debenture is due August 31, 2017. As of August 9, 2016, there was $1,097,322 available under the notes payable and lines-of-credit we currently have with related parties and $2,300,000 available under the 8% convertible debenture agreement. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

The notes payable and lines-of-credit incur interest at 7.5 percent, allow for origination fees and are collateralized by Investment in NIBs. During the three months ended June 30, 2016, the Company borrowed an additional $205,000 under these agreements. The Company also repaid $150,000 during the three months ended

June 30, 2016. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President who is also deemed to be our acting CFO, concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were effective and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2016, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended June 30, 2016 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the quarter ended June 30, 2016.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1 – 30, 2016	93,750	$8.00
May 1 – 31, 2016
June 1 – 30, 2016
Total	93,750

(1) On March 25, 2016, the holder of notes payable exercised its redemption right and on April 12, 2016, the Company paid the holder $750,000 to redeem the remaining the shares. For a further description of this transaction, see Liquidity and Capital Resources above.

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

SUNDANCE STRATEGIES, INC.

Date:	August 9, 2016	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Chief Financial Officer