Form 10-Q
period 2016-09-30
Sundance Strategies, Inc.
filed 2016-11-09
CIK 1171838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 9, 2016 the registrant had 44,128,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of the Company and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The results from operations for the three and six month periods ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2017. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2016, Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form10-K for the fiscal year ended March 31, 2016, which was filed with the SEC on June 14, 2016.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
September 30, 2016 and March 31, 2016
(Unaudited)
	September 30,	March 31,
	2016	2016

ASSETS

Current Assets
Cash and Cash Equivalents	$34,348	$24,717
Prepaid Expenses	7,500	1,875

Total Current Assets	41,848	26,592

Long-Term Assets
Investment in Net Insurance Benefits	31,277,614	29,822,186
Financing Advance	100,000	—
Other	2,205	—

Total Long-term Assets	31,379,819	29,822,186

Total Assets	$31,421,667	$29,848,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$442,053	$351,671
Accrued Expenses	316,667	—
Mandatorily Redeemable Common Stock	—	750,000

Total Current Liabilities	758,720	1,101,671

Long-Term Liabilities
Deferred Income Taxes	261,862	—
Note Payable-Related Party	4,438,753	3,820,178
Convertible Debenture	700,000	700,000
Accrued Expenses	225,315	192,157

Total Long-Term Liabilities	5,625,930	4,712,335

Total Liabilities	6,384,650	5,814,006

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares,
par value $0.001; -0- shares issued and outstanding	—	—
Common Stock, authorized 500,000,000 shares,
par value $0.001; 44,128,441 and 44,128,441 shares issued and outstanding, respectively	44,129	44,129
Additional Paid In Capital	24,547,014	24,364,442
Retained Earnings (Accumulated Deficit)	445,874	(373,799)

Total Stockholders' Equity	25,037,017	24,034,772

Total Liabilities and Stockholders' Equity	$31,421,667	$29,848,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Interest Income on Investment in Net Insurance Benefits	$1,419,427	$863,439	$2,873,298	$1,687,469

General and Administrative Expenses	885,493	897,637	1,612,935	1,493,591

Income (Loss) from Operations	533,934	(34,198)	1,260,363	193,878

Other Income (Expense)
Interest Income	—	539	—	5,241
Interest Expense	(92,946)	(51,390)	(178,828)	(90,592)

Total Other Expense	(92,946)	(50,851)	(178,828)	(85,351)

Income (Loss) Before Income Taxes	440,988	(85,049)	1,081,535	108,527
Income Tax Provision	261,862	—	261,862	—

Net Income (Loss)	$179,126	$(85,049)	$819,673	$108,527

Basic and Diluted:
Basic Earnings Per Share	$—	$(0.01)	$0.02	$—
Fully Diluted Earnings Per Share	$—	$(0.01)	$0.02	$—

Basic Weighted Average Number of Shares Outstanding	44,128,441	44,315,941	44,134,555	43,886,050
Fully Diluted Weighted Average Number of Shares Outstanding	45,563,821	44,315,941	45,476,185	45,231,174

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 2016 and 2015
(Unaudited)

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2016	2015

Operating Activities

Net Income	$819,673	$108,527
Adjustments to reconcile to cash from operating activities:
Share Based Compensation - Options	182,572	300,816
Deferred Income Taxes	261,862	—
Accrued Interest on NIBs	(2,873,298)	(1,687,469)
Cash Received on Accrued Interest Income on NIBs	1,417,870	—
Advance for Investments in Net Insurance Benefits	—	(626,914)
Refund of Advance for Investments in Net Insurance Benefits	—	854,920
Changes in Operating Assets and Liabilities
Other Current Assets	(2,205)	16,428
Prepaid Expenses	(5,625)	(3,750)
Accounts Payable	90,382	(39,403)
Accrued Expenses	349,825	40,712

Net Cash from Operating Activities	241,056	(1,036,133)

Investing Activities

Proceeds from Notes Receivable	—	211,000

Net Cash from Investing Activities	—	211,000

Financing Activities

Proceeds from Issuance of Notes Payable and Lines-of-Credit, Related Party	768,575	632,000
Repayment of Notes Payable and Lines-of-Credit, Related Party	(150,000)	—
Proceeds from Issuance of Convertible Debenture	—	700,000
Redemption of Temporary Equity	—	(750,000)
Redemption of Mandatorily Redeemable Common Stock	(750,000)	—
Financing Advance	(100,000)	—

Net Cash from Financing Activities	(231,425)	582,000

Net Change in Cash and Cash Equivalents	9,631	(243,133)
Cash and Cash Equivalents at Beginning of Period	24,717	336,370

Cash and Cash Equivalents at End of Period	$34,348	$93,237

Non Cash Financing & Investing Activities
Advanced funds paid converted to Net Insurance Benefits	$—	$3,368,380
Exchange Note Payable and Accrued Interest for Temporary Equity	$—	$1,500,000

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

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, and engaged in the retail selling of beverage products to the general public until these endeavors ceased in 2006; it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company” or “we”). The Company is engaged in the business of purchasing or acquiring and selling life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” Currently, the Company is focused on the purchase and sale of net insurance benefit contracts (“NIBs”) based on life settlements or life insurance policies. The Company does not take possession or control of the policies. The Holder of the life settlements or life insurance policies acquire such policies at a discount to their face value. The Holder has available credit to pay forecasted premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the net insurance benefit after all borrowings, interest and expenses have been paid by the Holder out of the settlement proceeds.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows. To reduce the existing diversity in practice, this update addresses the eight cash flow issues as listed in the pronouncement. The amendments in this update are effective for fiscal years beginning April 1, 2018, and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation - Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. Under the new ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The amendments in this Update are effective for fiscal years beginning April 1, 2017, including interim periods within that fiscal year. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

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

(4) INVESTMENT IN NET INSURANCE BENEFITS

Investment in NIBs for the six months ended September 30, 2016, and the fiscal year ended March 31, 2016 were as follows:

	September 30, 2016	March 31, 2016
Beginning Balance	$29,822,186	$22,544,635
Transfers from Advance for Investment in NIBs	—	3,368,380
Accretion of interest income	2,873,298	3,909,171
Cash received on accrued interest income	(1,417,870)	—
Additional purchases	—	—
Distributions of investments	—	—
Impairment of investments	—	—
Total	$31,277,614	$29,822,186

As explained in Note 3, the Company transferred $3,368,380 from advance for investment in NIBs into investment in NIBs on September 30, 2015.

The estimated fair value of the Company’s investment in NIBs approximated carrying value at September 30, 2016, with fair value calculated using level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.

During April 2016, the Company received $1,417,870 in cash proceeds associated with the $10,000,000 maturity explained in Note 3 and miscellaneous adjustments to other underlying policies. The cash proceeds had the effect of reducing accrued interest on NIBs.

The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance policies that have been financed by an independent third party via a loan from a senior lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”).  Future expected cash flow is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment and service provider or other third-party payments. The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.   The Company held a 100% interest in the NIBs relating to the underlying life insurance policies as of March 31, 2015. During the year ended March 31, 2016 we acquired NIBs in which the holders of the underlying policies only owned 72%. Therefore, as of September 30, 2016 the Company holds between 72% and 100% in the NIBs relating to the underlying life insurance policies.

The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company.  At the time of transfer or purchase of an investment in NIBs, the Company estimates the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations.  Our current projections are based off of various assumptions including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows that does not result in the recognition of an “other-than-temporary impairment” (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income.

During July 2015 a group of persons located in the United States (the “Purchasers”) acquired the entities that owned all of the portfolios of life insurance policies underlying the Company’s NIBs.  In connection with this purchase, the Purchasers and the respective owners of these portfolios entered into a settlement agreement releasing such owners and their managers from liability related to their ownership and management of the entities that owned the respective portfolios of life insurance contracts.  The Company and Purchasers agreed to indemnify the prior owners of such portfolios against future claims in connection with the issuance of the NIBs or their ownership or management of the entities sold, based on actions that occurred prior to this sale to the Purchasers. The Company and Purchasers further agreed to maintain certain liquidity requirements of the entities underlying the NIBs for a period of 15 months following the acquisition by the Purchasers, which 15 month period expired in October 2016. If such liquidity was not provided, the Company and Purchasers were obligated to indemnify the prior owners and managers of the entities against third party claims for unpaid expenses. Neither the purchase of these entities nor the Settlement Agreement resulted in any material change in the Company’s NIBs ownership interest. The Company was supportive of the Purchasers acquiring the entities that owned the portfolios of life insurance contracts underlying the Company’s NIBs and was willing to provide the indemnification because it believed this ownership change would result in a reduction of costs and expenses associated with ownership of the NIBs, which would increase their intrinsic value. The Company was made aware by the Purchasers that credit was presently no longer available to pay certain costs to maintain the structure of the underlying life insurance policies. The Company’s obligations to provide liquidity under the Settlement Agreement have now expired and the Company is not legally obligated for costs incurred by the entities underlying the NIBs. However, if credit does not become available, whether it be by proceeds from a future maturity or other negotiations, the Company may provide such liquidity to protect its investment in the NIBs. The total historical unpaid costs incurred prior to the ownership transition and potential unpaid cost incurred after the ownership transition approximates $370,000 and $580,000, respectively, for an estimated total of $950,000. The Company believes the probable amount it will ultimately pay is approximately $316,667. Therefore, the Company has accrued $316,667 during the three months ended September 30, 2016, to account for this uncertainty. The Company anticipates that the total $316,667 will be paid by March 31, 2017, and therefore this amount has been recorded as current accrued expense. The Company will assess this uncertainty throughout the year ended March 31, 2017, and will adjust the amount accrued as more information becomes available.

(5) NOTES PAYABLE AND LINES-OF-CREDIT, RELATED PARTY

As of September 30, 2016, the Company had borrowed $4,438,753, excluding accrued interest, from related parties under notes payable and lines-of-credit agreements that allow for borrowings of up to $5,230,000. Of the $4,438,753 of notes payable and lines-of-credit currently owed as of September 30, 2016, $1,500,000 is due November 30, 2017. The remaining $2,938,753 is due August 31, 2018. In the event the Company completes a successful equity raise, principal and interest on both notes payable are due in full at that time. The notes payable and lines-of-credit incur interest at 7.5%, allow for origination fees and are collateralized by Investment in NIBs. During the six months ended September 30, 2016, the Company borrowed an additional $768,575 under these agreements and repaid $150,000. As of November 9, 2016 the Company can still borrow up to $1,125,247 on these lines-of-credit. The associated interest is recorded on the balance sheet as a Long Term Accrued Expense obligation. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

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

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended to August 31, 2017. On October 25, 2016, the Company agreed to amend the 8% Convertible Debenture Agreement that extended the due date and conversion rights to February 28, 2018. As of September 30, 2016, the Company owed $700,000 under the agreement, excluding accrued interest. The associated interest is recorded on the balance sheet as a Long Term Accrued Expense obligation. As of November 9, 2016, the Company is still able to borrow up to $2,300,000 on this agreement.

(8)  LIQUIDITY AND CAPITAL REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing, lines of credit from related parties and the issuance of notes payable and convertible debentures. As of September 30, 2016, the Company had $34,348 of cash assets, compared to $24,717 as of March 31, 2016. As of November 9, 2016, the Company has access to draw an additional $1,125,247 on the notes payable and lines-of-credit, related party (see Note 5) and $2,300,000 on the Convertible Debenture Agreement (See Note 7). The Company’s average monthly expenses are expected to be approximately $262,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. The Company believes that its existing capital resources, together with the issuance of additional notes payable and convertible debentures and availability under its existing lines of credit with related parties, will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through November 15, 2017. It is to be noted that $1,500,000 of notes payable and lines-of-credit currently owed as of September 30, 2016 is due November 30, 2017 (see Notes 5 and 7 for debt maturity dates). The Company continues to evaluate other debt and equity financing opportunities and in August 2016 paid a financing advance of $100,000 to a group for a potential line-of-credit offering. While the Company believes it has sufficient liquidity and capital resources to fund its projected operating requirements through November 15, 2017, it does not anticipate having adequate cash flows from operations for three to four years, and until a revenue stream has been established, it will require debt or equity financing to fund its current and intended business and any future purchases of NIBs.

If the Company is unable to raise sufficient capital through the planned securities and debt offerings or other alternative sources of financing, management will curtail NIB purchases. Under this plan, expenditures for NIBs will be curtailed.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. To continue as a going concern beyond the period ended September 30, 2017, and in order to continue to purchase NIBs, the Company will need to raise additional capital to fund operations and purchase NIBs. Absent additional financing, the Company will not have the resources to execute its current business plan and continue operations.

(9) COMMITMENTS AND CONTINGENCIES

As explained in Note 1, the Company is focused on the purchase and sale of NIB’s based on life settlements or life insurance policies. The Company does not take possession or control of the policies. The Holder of the life settlements or life insurance policies acquires such policies at a discount to their face value. The Holder has available credit to pay forecasted premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the net insurance benefit after all borrowings, interest and expenses have been paid by the Holder out of the settlement proceeds. However, in the event of default of the Holder, the Company may be required to expend funds on premiums, interest and servicing costs over the next five years to protect its interest in NIBs, though the Company has no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, the Company would be required to evaluate its investment in NIBs for possible adverse impairment. In addition, see Note 4 relating to associated commitments and contingencies affiliated with life settlements or life insurance policies.

(10) SUBSEQUENT EVENTS

Management has considered subsequent events through November 9, 2016, the date these financial statements were issued. No events have occurred subsequent to September 30, 2016 which would have a material effect on the financial statements of the Company.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three and six month periods ended September 30, 2016 and 2015.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2016.

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

 We currently estimate proceeds of approximately $106.6 million on the NIBs we owned as of September 30, 2016, and acquired from PCH Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“PCH”), Del Mar Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Del Mar”), and HFII Assets Solutions, LLC, a Delaware limited liability company (“HFII”).  This amount is based on the estimated proceeds from polices of $402.5 million in face value, which includes estimated return of premiums; less the senior loan debt and MRI repayments outstanding of approximately $121.6 million, expected premium payments of $104.6 million over the life expectancies of the insured persons in these portfolios and estimated expenses and interest of approximately $69.7 million over the term of the senior loans.

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

Results of Operations

Income Recognition

At the time of transfer or purchase of an investment in NIBs, we estimate the future expected cash flows from such NIBs and determine the effective interest rate that, when applied to our initial investment in such NIBs, would yield these estimated cash flows. We accrue income on a monthly basis by applying this interest rate to our investment in the related NIBs, and such income is recorded as interest income on investment in NIBs in the statement of operations. This accretable income is based on the effective yield method and effectively represents the total amount of cash flows we expect to receive over the life of each pool of NIBs less the amount of our initial investment in such NIBs. Subsequent to the purchase of a given pool of NIBs and on a regular basis, these future estimated cash flows are evaluated for changes. If we determine that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated and applied prospectively. Any positive or adverse change in cash flows that does not result in the recognition of an “other-than-temporary impairment” (“OTTI”) results in a prospective increase or decrease in the effective interest rate used to recognize interest income.

Three-Months Ended September 30, 2016 Compared with Three-Months Ended September 30, 2015

Interest Income

Interest income on investment in NIBs totaled $1,419,427 and $863,439 for the three months ended September 30, 2016, and 2015 respectively.  The increase is primarily due to the acquisition of additional NIBs during September 2015, and adjustments to the cash flow models during the quarter ended June 30, 2016, which resulted in an increase to the effective interest rate used to recognize income on the NIBs.

General & Administrative Expenses

General and administrative expenses totaled $885,493 and $897,637 during the three months ended September 30, 2016, and 2015, respectively.  A significant portion of these expenses were professional fees, payroll, travel expenses, and policy servicing expenses. We were made aware that credit was presently no longer available to pay certain costs to maintain the structure of the underlying life insurance policies. Although we are not legally obligated for costs incurred by the entities underlying the NIBs, if credit does not become available, whether it be by proceeds from a future maturity or other negotiations, we may opt to pay certain fees to protect our investment in the NIBs. We believe the probable amount of fees we will pay will approximate $316,667. Therefore, we have accrued $316,667 during the three months ended September 30, 2016, to account for this uncertainty. We will assess this uncertainty throughout the year ended March 31, 2017, and will adjust the amount accrued as more information becomes available.

Other Income and Expenses

Other income and expenses primarily consist of interest on the note payable related-party and convertible debenture, as well as interest income. During the three months ended September 30, 2016, and 2015, interest expense has accrued in the amount of $92,946 and $51,390 respectively. The increase is attributable to higher balances on the notes payable related-party.

Income Taxes

During the three months ended September 30, 2016, we recorded net income before income taxes of $440,988 and also recorded an income tax expense of $261,862. During the three months ended September 30, 2015, we recorded a net loss before income taxes and had no income tax expense.

Six-Months Ended September 30, 2016 Compared with Six-Months Ended September 30, 2015

Interest Income

Interest income on investment in NIBs totaled $2,873,298 and $1,687,469 for the six months ended September 30, 2016, and 2015 respectively.  The increase is primarily due to the acquisition of additional NIBs in September 2015, and adjustments to the cash flow models during the quarter ended June 30, 2016, which resulted in an increase to the effective interest rate used to recognize income on the NIBs.

General & Administrative Expenses

General and administrative expenses totaled $1,612,935 and $1,493,591 during the six months ended September 30, 2016, and 2015, respectively.  A significant portion of these expenses were professional fees, payroll travel expenses, and policy servicing expenses. We were made aware that credit was presently no longer available to pay certain costs to maintain the structure of the underlying life insurance policies. Although we are not legally obligated for costs incurred by the entities underlying the NIBs, if credit does not become available, whether it be by proceeds from a future maturity or other negotiations, we may opt to pay certain fees to protect our investment in the NIBs. We believe the probable amount of fees we will pay will approximate $316,667. Therefore, we have accrued $316,667 during the six months ended September 30, 2016, to account for this uncertainty. We will assess this uncertainty throughout the year ended March 31, 2017, and will adjust the amount accrued as more information becomes available.

Other Income and Expenses

Other income and expenses primarily consist of interest on the note payable related-party and convertible debenture, as well as interest income. During the six months ended September 30, 2016, and 2015, interest expense has accrued in the amount of $178,828 and $90,592 respectively. The increase is attributable to higher balances on the notes payable related-party.

Income Taxes

During the six months ended September 30, 2016, we recorded net income before income taxes of $1,081,535, and also recorded an income tax expense of $261,862. During the six months ended September 30, 2015, we recorded a net income before income taxes of $108,527, but had no income tax expense due to the existence of net operating loss carryforwards which are fully reserved with a valuation allowance.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of September 30, 2016, we had $34,348 of cash, compared to $24,717 as of March 31, 2016. Our monthly expenses are between approximately $215,000 and $309,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses, and accruals for certain costs associated with the underlying life insurance policies, mentioned above. We believe that our existing capital resources, together with the issuance of additional notes payable and convertible debentures and availability under our existing lines of credit with related parties will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through November 15, 2017. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through November 15, 2017, we do not anticipate having adequate cash flows from operations for three to four years, and until a cash flow stream from NIBs has been established. We will require debt or equity financing to fund our current and intended business and any future purchases of NIBs.

As a result, we believe that we will need to raise approximately $45 million in additional funds through equity or debt financing to fully expand on our business model during 2017 and beyond. Although we are actively pursuing opportunities to raise additional equity and debt capital, funding may not be available to us on acceptable terms, or at all. Also, market conditions may prevent us from accessing the debt and equity capital markets. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences or other terms that adversely affect our stockholders’ rights or further complicate raising additional capital in the future. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable, for any reason, to raise needed capital, we may need to reduce, or discontinue, operations.

We raised $11,942,500 (gross) in our private placement that commenced in April 2013. During the six months ended September 30, 2016, we used $231,425 in financing activities compared to $582,000 net cash provided by financing activities during the six months ended September 30, 2015. During the six months ended September 30, 2016, we borrowed an additional $768,575 under the Notes Payable and Lines of Credit, Related Party agreements. We also repaid $150,000 during the six months ended September 30, 2016. In addition, during the six months ended September 30, 2016, we paid out the $750,000 Mandatorily Redeemable Common Stock Payable recorded on the balance sheet as of March 31, 2016, and we also paid $100,000 as a financing advance.

During March 2015, we agreed to pay $150,000 in cash, issue 1,130,000 shares of common stock and forgive a note receivable with an outstanding amount of $150,000 in exchange for relief of a $1,493,254 note payable and the receipt of NIBs. The net consideration given for the relief of the note payable and receipt of NIBs totaled $1,493,254 and $7,846,746 respectively, for a total of $9,340,000. The holder of the shares issued pursuant to the transaction was given the right to require us to redeem 187,500 shares for $8.00 per share ($1,500,000 in total). On June 9, 2015, the holder exercised a portion of the redemption right relating to 93,750 shares and, as a result, we paid the holder $750,000 to redeem the shares. On March 25, 2016, the holder exercised the redemption right in relation to the remaining shares and on April 12, 2016, we paid the holder an additional $750,000 to redeem the remaining shares. At March 31, 2016, the $750,000 associated with the redemption had been classified on the balance sheet as Mandatorily Redeemable Common Stock.

For the six months ended September 30, 2016 we recorded net cash provided by operating activities of $241,056, compared to $1,036,133 used in operating activities during the six months ended September 30, 2015. The increase in operating cash flows was primarily due to the receipt of approximately $1,400,000, which was an approved distribution from the policy holders as a return on our interest in NIBs. During the six month period ended September 30, 2016, we had an unusual net inflow of cash from operating activities. However, because we are in the early stages of our accretion model, we typically expect to use cash from operating activities during most reporting periods.

The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. To continue as a going concern beyond the period ending November 15, 2017, and to continue to acquire NIBs we will need to complete securities and debt offerings or obtain alternative sources of financing. Absent additional financing, we will not have the necessary resources to execute our business plan.

Debt

At September 30, 2016, we owed $5,364,068, including accrued interest, for debt obligations, including $4,438,753, excluding accrued interest, pursuant to notes payable and lines-of-credits from related parties and $700,000, excluding accrued interest, pursuant to an 8% Convertible Debenture. Of the $4,438,753 of notes payable and lines-of-credit currently owed as of September 30, 2016, $1,500,000 is due November 30, 2017. The remaining $2,938,753 is due August 31, 2018. In the event we complete a successful equity raise, principal and interest on both notes payable are due in full at that time. The convertible debenture is due February 28, 2018. As of November 9, 2016, there was $1,125,247 available under the notes payable and lines-of-credit we currently have with related parties and $2,300,000 available under the 8% convertible debenture agreement. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

The notes payable and lines-of-credit incur interest at 7.5 percent and are collateralized by Investment in NIBs. During the six months ended September 30, 2016, we borrowed an additional $768,576 under these agreements. We also repaid $150,000 during the six months ended September 30, 2016. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the valuation of investment in NIBs and related income recognition. Increases in general interest rates would similarly increase the interest rates used in our financial models. Such increases would result in decreases in the present value of expected future cash flows from our NIBs and, as a result, decrease income accrued on our investment in NIBs. The Company’s assessment of market risk as of September 30, 2016 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the SEC.

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

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2016, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended September 30, 2016 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the quarter ended September 30, 2016.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended September 30, 2016.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

On October 25, 2016, the Company agreed to amend its 8% Convertible Debenture Agreement with Satco International, Ltd. to extend the due date and conversion rights to February 28, 2018 from its amended maturity date of August 31, 2017. As of September 30, 2016, the Company owed $700,000 under the agreement, excluding accrued interest. As of November 9, 2016, the Company is still able to borrow up to $2,300,000 on this agreement.

Item 6.  Exhibits

 Exhibits.  The following exhibits are included as part of this report:

Exhibit 10.1	Amendment to 8% Convertible Debenture Agreement, dated October 25, 2016, between the Company and Satco International, Ltd.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Randall F. Pearson, President and acting CFO.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date:	November 9, 2016	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Chief Financial Officer