Form 10-Q
period 2016-12-31
Sundance Strategies, Inc.
filed 2017-04-17
CIK 1171838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

As of April 13, 2017 the registrant had 44,128,441 shares   of common stock, par value $0.001, issued and outstanding

SUNDANCE STRATEGIES, INC.

FORM 10-Q

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of the Company and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The results from operations for the three and nine month periods ended December 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2017. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2016, Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form10-K for the fiscal year ended March 31, 2016, which was filed with the SEC on June 14, 2016.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
December 31, 2016 and March 31, 2016
(Unaudited)

	December 31,	March 31,
	2016	2016

ASSETS

Current Assets
Cash and Cash Equivalents	$30,087	$24,717
Prepaid Expenses	5,000	1,875

Total Current Assets	35,087	26,592

Long-Term Assets
Investment in Net Insurance Benefits	32,549,352	29,822,186
Financing Advance	100,000	—
Other	2,205	—

Total Long-term Assets	32,651,557	29,822,186

Total Assets	$32,686,644	$29,848,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$484,413	$351,671
Accrued Expenses	316,666	—
Mandatorily Redeemable Common Stock	—	750,000

Total Current Liabilities	801,079	1,101,671

Long-Term Liabilities
Deferred Income Taxes	411,603	—
Notes Payable, Related Parties	4,799,753	3,820,178
Convertible Debenture	700,000	700,000
Accrued Expenses	328,470	192,157

Total Long-Term Liabilities	6,239,826	4,712,335

Total Liabilities	7,040,905	5,814,006

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	—	—
Common Stock, authorized 500,000,000 shares, par value $0.001; 44,128,441 and 44,128,441 shares issued and outstanding, respectively	44,129	44,129
Additional Paid In Capital	24,547,014	24,364,442
Retained Earnings (Accumulated Deficit)	1,054,596	(373,799)

Total Stockholders' Equity	25,645,739	24,034,772

Total Liabilities and Stockholders' Equity	$32,686,644	$29,848,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended December 31, 2016 and 2015
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

Interest Income on Investment in Net Insurance Benefits	$1,271,737	$1,090,031	$4,145,036	$2,777,501

General and Administrative Expenses	410,120	1,549,676	2,023,056	3,043,267

Income (Loss) from Operations	861,617	(459,645)	2,121,980	(265,766)

Other Income (Expense)
Interest Income	—	—	—	5,241
Interest Expense	(103,154)	(60,294)	(281,982)	(150,887)

Total Other Expense	(103,154)	(60,294)	(281,982)	(145,646)

Income (Loss) Before Income Taxes	758,463	(519,939)	1,839,998	(411,412)
Income Tax Provision	149,741	—	411,603	—

Net Income (Loss)	$608,722	$(519,939)	$1,428,395	$(411,412)

Basic and Diluted:
Basic Earnings (Loss) Per Share	$0.01	$(0.01)	$0.03	$(0.01)
Fully Diluted Earnings (Loss) Per Share	$0.01	$(0.01)	$0.03	$(0.01)

Basic Weighted Average Number of Shares Outstanding	44,128,441	44,315,941	44,132,517	44,029,347
Fully Diluted Weighted Average Number of Shares Outstanding	45,509,192	44,315,941	45,513,268	44,029,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2016 and 2015

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2016	2015

Operating Activities

Net Income (Loss)	$1,428,395	$(411,412)
Adjustments to reconcile to cash from operating activities:
Share Based Compensation - Options	182,572	404,659
Deferred Income Taxes	411,603	—
Accrued Interest on Net Insurance Benefits (NIBs)	(4,145,036)	(2,777,501)
Cash Received on NIBs	1,417,870	—
Changes in Operating Assets and Liabilities
Other Long-Term Assets	(2,205)	16,428
Prepaid Expenses	(3,125)	(1,875)
Accounts Payable	132,742	23,767
Accrued Expenses	452,979	927,672

Net Cash from Operating Activities	(124,205)	(1,818,262)

Investing Activities

Advance for Investments in NIBs	—	(626,914)
Refund of Advance for Investments in NIBs	—	854,920
Proceeds from Notes Receivable	—	211,000

Net Cash from Investing Activities	—	439,006

Financing Activities

Proceeds from Issuance of Notes Payable, Related Party	1,129,575	1,167,000
Repayment of Notes Payable, Related Party	(150,000)	—
Proceeds from Issuance of Convertible Debenture	—	700,000
Redemption of Temporary Equity	—	(750,000)
Redemption of Mandatorily Redeemable Common Stock	(750,000)	—
Financing Advance	(100,000)	—

Net Cash from Financing Activities	129,575	1,117,000

Net Change in Cash and Cash Equivalents	5,370	(262,256)
Cash and Cash Equivalents at Beginning of Period	24,717	336,370

Cash and Cash Equivalents at End of Period	$30,087	$74,114

Non Cash Financing & Investing Activities, and Other Disclosures
Cash Paid for Interest	$—	$—
Advanced funds paid converted to Net Insurance Benefits	$—	$3,368,380
Exchange Note Payable and Accrued Interest for Temporary Equity	$—	$1,500,000
Cash Paid for Income Taxes	$—	$—

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

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, and engaged in the retail selling of beverage products to the general public until these endeavors ceased in 2006; it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company” or “we”). The Company is engaged in the business of purchasing or acquiring and selling life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” Currently, the Company is focused on the purchase of net insurance benefit contracts (“NIBs”) based on life settlements or life insurance policies. The Company does not take possession or control of the policies. The owners of the life settlements or life insurance policies acquire such policies at a discount to their face value. The owners have available credit to pay forecasted premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the net insurance benefit after all borrowings, interest and expenses have been paid by the owners out of the settlement proceeds. The owners of the Life Insurance Policies are variable interest entities (VIEs), for which the Company has a variable interest, but is not the primary beneficiary. The Company’s investment in NIBs (see Note 4) were issued by the owners (i.e. the VIEs). The Company’s maximum exposure to loss in the variable interest entities is limited to the investment in NIBs balance. The Company does not have the power to direct activities of the VIEs. Further, the Company does not have the contractual obligation to absorb losses of the VIE, beyond the Company’s initial investment.

The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance contracts that have been financed by an independent third party via a loan from a lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”).    Future expected cash flow and positive profits are defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment, and service provider or other third-party payments.

NIBs are in the form of participating debt certificates (“PDC”). According to the terms of the PDCs, the PDCs provide both variable   and fixed interest   return to the Company from the owners of the policies   in the form of accrued yield. The variable interest varies by individual PDC, and is calculated as 99% to 100% (depending on the PDC) of the positive profits from the life insurance assets held by the owners of the policies. The fixed interest also varies by individual PDC, and is either 1% or 2% per annum of the par value of the PDCs held by the Company. The par value of the PDCs held by the Company is approximately $36.8 million. The NIBs agreements between the Company and the owners of the policies contain a provision that allows for the owners to redeem the NIBs at any point, conditional upon paying to the Company the par value of the NIBs, as well as any unpaid accrued yield  relating to fixed and variable interest . The par value is in excess of the Company’s initial investment. The Company holds between 72.2% and 100% in the NIBs relating to the underlying life insurance policies as of December 31, 2016 and March 31, 2016. The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.

The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company. At the time of transfer or purchase of an investment in NIBs, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations. Subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion. Our current projections are based off of various assumptions including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows would result in a prospective increase or decrease in the effective interest rate used to recognize interest income. Any significant adverse change in the cash flows may result in the recognition of an “other-than-temporary impairment” (“OTTI”), and would be evaluated by the Company accordingly.

We evaluate the carrying value of our investment in NIBs for impairment on a regular basis and, if necessary, adjust our total basis in the NIBs using new or updated information that affects our assumptions. We recognize impairment on a NIB contract if the fair value of the beneficial interest are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and direct external costs, if any, and if there are adverse changes in cash flow. We have not recognized any impairment on our investment in NIBs from January 31, 2013 (inception), to the periods ended December 31, 2016.

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

Correction of an Immaterial Error

During the period  ended December 31, 2016, the Company identified an error related to its Condensed Consolidated Statement of Cash Flows for both the cash used in Advance for Investment in NIBs, as well as proceeds from Refunds on Advance for Investment in NIBs. The Company determined that in the prior period reported, these amounts were improperly included in cash inflows and outflows as operating activities when they should have been classified as inflows and outflows from investing activities in the Condensed Consolidated Statement of Cash Flows. This error did not affect net income, assets, liabilities, stockholders' equity, cash flows from financing activities or the net increase or decrease in cash and cash equivalents for the period. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," we evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the current and prior periods mentioned above. Consequently, the Consolidated Statement of Cash Flows contained in these financial statements have been restated for the nine months ended December 31, 2015. The change resulted in a net decrease of $228,006 from cash flows used in operating activities and a corresponding increase to cash inflows from investing activities for the period ending December 31, 2015.

(2) NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, 2015-14 and 2016-8, 10,11 and 12 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of the ASUs is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASUs also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The ASUs are not applicable to securitized beneficial interests that derive accreted yields and, therefore the Company will continue to follow the guidance in ASC 325-40. The adoption of this standard will not have an impact on the consolidated financial statements.

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

In December, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes.  The new standard is designed to simplify the presentation of deferred income taxes, and requires all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet.  The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after March 31, 2016.  The Company does not believe the adoption of this guidance will have a material effect on the consolidated financial statements as the Company already reports deferred tax liabilities as long term.

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

In February 2016, the FASB issued ASU 2016-02 related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet, while expense recognition on the income statement remains similar to current lease accounting guidance. The guidance also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the adoption of this guidance will have a material effect on the consolidated financial statements because leases are month-to-month and not material to the Company’s financial statements.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation - Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. Under the new ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The amendments in this Update are effective for fiscal years beginning April 1, 2017, including interim periods within that fiscal year. The Company does not believe the adoption of this guidance will have a material effect on the consolidated financial statements, as the Company has no related parties under common control that have the characteristics of a primary beneficiary of a variable interest entity.

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

The remaining consideration and collateral under the Del Mar ATA, as of September 1, 2015, primarily consisted of approximately 72.2% of the NIBs associated with a portfolio of life settlement policies having a face value that originally totaled $94,000,000. The remaining 27.8% interest in the NIBs were held by other parties. During June 2015, one of the life settlement policies matured for $10,000,000 (the “Matured Policy”), lowering the remaining face value of such life settlement policies to $84,000,000. The premiums and expenses related to the maintenance of these life insurance policies are financed by a loan from a lender.

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

The bulk of the $10,000,000 proceeds paid in connection with the Matured Policy were used to repay loans secured by such Matured Policy. However, on September 10, 2015, the Company received $1,094,335 as a result of the rights associated with the Matured Policy. These proceeds were allocated $211,000 to pay off a note receivable, $16,428 to pay off accrued interest receivable from prior periods, $11,987 to pay off interest accrued within the current period, $547,308 to reimburse the Company for expense payments made to or on behalf of Del Mar and $307,612 as a refund of advance payments previously made to or on behalf of Del Mar as part of the Del Mar ATA. The $547,308 and $307,612 proceeds, which together total $854,920, were applied to reduce Advance for Investment in NIBs.

(4) INVESTMENT IN NET INSURANCE BENEFITS

The balance in Investment in NIBs at December 31, 2016 and March 31, 2016, and related activity for the periods then ended were as follows:

	December 31, 2016	March 31, 2016
Beginning Balance	$29,822,186	$22,544,635
Transfers from Advance for Investment in NIBs	–	3,368,380
Accretion of interest income	4,145,036	3,909,171
Cash received	(1,417,870)	–
Additional purchases	–	–
Distributions of investments	–	–
Impairment of investments	–	–
Total	$32,549,352	$29,822,186

As explained in Note 3, the Company transferred $3,368,380 from advance for investment in NIBs into investment in NIBs on September 30, 2015.

Our Investment in NIBs are classified as held-to-maturity investments   and are included in the Long-Term Assets on the Company’s balance sheet. The amortized cost, aggregate fair value and gross unrecognized holding gains and losses at December 31, 2016 and March 31, 2016 were as follows:

	December 31, 2016	March 31, 2016

Amortized Cost Basis/Net Carrying Amount	$32,549,352	$29,822,186
Aggregate Fair Value (Note 5)	37,013,797	29,432,917
Gross Unrecognized Holding Gains/(Losses)	4,464,445	(389,269)

During April 2016, the Company received $1,417,870 in cash proceeds associated with maturities and miscellaneous adjustments to other underlying policies. The cash proceeds reduced the carrying value of the Company’s Investment in NIBs.

During the quarter ended June 30, 2016, and in conjunction with the $1,417,870 cash received in April 2016, the Company received updated information from the policy owners regarding reduced management fees relating to maintaining the underlying policies, and favorable changes in the senior debt balances and related loan-to-value ratios. These changes prompted the Company to reevaluate and make appropriate adjustments to the cash flow models used to calculate accretable income, which resulted in an increase to the effective interest rate used to recognize income on the NIBs. The resulting increase on the Interest Income on Investment in NIBs for the nine months ending December 31, 2016 was $265,920 over the accretable income that would have been recognized under the prior models. This increase had no significant effect on the Company’s earnings per share.

(5) FAIR VALUE MEASUREMENTS

As defined by ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values.

Those levels of input are summarized as follows:

• Level 1: Quoted prices in active markets for identical assets and liabilities.

• Level 2: Observable inputs other than Level 1 quoted prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

• Level 3: Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Financial Instruments Not Required To Be Carried at Fair Value

In accordance with the disclosure requirements of ASC Topic 825, "Financial Instruments" ("ASC 825"), the table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. In estimating  the fair value of the Company’s Investment in NIBs, the rate of return that a market participant would be willing to pay for each portfolio is used to recalculate the

discounted estimated future cash flows.   This present value is used to represent the fair value of the Investment in NIBs using level 3 inputs. The carrying amounts in the table are recorded in the consolidated balance sheets at December 31, 2016 and March 31, 2016:

Description	Level 1	Level 2	Level 3	Total
Investment in Net Insurance Benefits	$—	$—	$37,013,797	$37,013,797

	Fair Value Measurements at March 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investment in Net Insurance Benefits	$—	$—	$29,432,917	$29,432,917

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2016 and the nine months ended December 31, 2016.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximates the fair values as the interest rate approximates market interest rates.

(6) NOTES PAYABLE, RELATED PARTY

As of December 31, 2016 and March 31, 2016, the Company had borrowed $4,799,753 and $3,820,178, respectively, excluding accrued interest, from related parties under notes payable agreements that allow for borrowings of up to $5,730,000, exclusive of accrued interest. Of the $4,799,753 of notes payable owed as of December 31, 2016, $3,299,753 is due August 31, 2018. The remaining $1,500,000 is due November 30, 2018. In the event the Company completes a successful equity raise, principal and interest on notes payable totaling $5,039,544 are due in full at that time. The notes payable incur interest at 7.5%, allow for origination fees and are collateralized by Investment in NIBs. During the nine months ended December 31, 2016 and year ended March 31, 2016 the Company borrowed under these agreements an additional $1,129,576 and $2,520,178 respectively, and repaid $150,000 and $200,000, respectively. As of December 31, 2016, the Company had availability to borrow up to $1,930,247. The interest associated with these notes of $239,790 is recorded on the balance sheet as a Long Term Accrued Expense obligation at December 31, 2016. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

On February 1, 2017, the note payable, related party agreement that allowed for borrowings of up to $2,130,000 at December 31, 2016, was amended to extend the due date from November 30, 2017 to November 30, 2018. Also on February 1, 2017, the note payable, related party agreement that allowed for borrowings of up to $3,600,000 at December 31, 2016, was amended to increase the borrowings from $3,600,000 to $4,600,000.

(7) NOTES PAYABLE TRANSFERRED TO REDEEMED COMMON STOCK PAYABLE

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

(8) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended to August 31, 2017. On October 25, 2016, the Company agreed to amend the 8% Convertible Debenture Agreement that extended the due date and conversion rights to February 28, 2018. As of December 31 and March 31, 2016 the Company owed $700,000 under the agreement, excluding accrued interest. The associated interest of $88,679 at December 31, 2016 and $46,488 at March 31, 2016 is recorded on the balance sheet as a Long Term Accrued Expense obligation. As of February 9, 2017, the Company is still able to borrow up to $2,300,000 on this agreement.

On March 15, 2017, the Company agreed to amend the 8% Convertible Debenture Agreement to extend the due date and conversion rights to August 31, 2018.

(9)  LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of December 31, 2016, the Company had $30,087 of cash assets, compared to $24,717 as of March 31, 2016. As of April 13, 2017, the Company had access to draw an additional $1,515,247 on the notes payable, related party (see Note 6) and $2,300,000 on the Convertible Debenture Agreement (See Note 8). The Company’s average monthly expenses are expected to be approximately $180,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. Outstanding Accounts Payable as of December 31, 2016 totaled $484,413, and other accrued liabilities totaled $316,666. Management has concluded that its existing capital resources, future proceeds from Investment in NIBS, issuance of additional notes payable and convertible debentures and availability under its existing debt agreements with related parties, will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through April 2018. The Company continues to evaluate other debt and equity financing opportunities and in August 2016 paid a financing advance of $100,000 to a group for a potential line-of-credit offering.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. In order to continue to purchase additional NIBs, the Company will likely need to raise additional capital to fund operations.

(10) COMMITMENTS AND CONTINGENCIES

As explained in Note 1, the Company is focused on the purchase of NIB’s based on life settlements or life insurance policies. The Company does not take possession or control of the policies. The owners of the life settlements or life insurance policies acquires such policies at a discount to their face value. The owners have available credit to pay forecasted premiums and expenses on the underlying policies until settlement. On settlement, the Company receives the net insurance benefit after all borrowings, interest and expenses have been paid by the o out of the settlement proceeds. However, in the event of default of the owner, the Company may be required to expend funds on premiums, interest and servicing costs over the next five years to protect its interest in NIBs, though the Company has no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, the Company would be required to evaluate its investment in NIBs for possible adverse impairment. In addition, see Note 4 relating to associated commitments and contingencies affiliated with life settlements or life insurance policies.

During July 2015 a group of persons located in the United States (the “Purchasers”) acquired the entities that owned all of the portfolios of life insurance policies underlying the Company’s NIBs.  In connection with this purchase, the Purchasers and the respective owners of these portfolios entered into a settlement agreement releasing such owners and their managers from liability related to their ownership and management of the entities that owned the respective portfolios of life insurance contracts.  The Company and Purchasers agreed to indemnify the prior owners of such portfolios against future claims in connection with the issuance of the NIBs or their ownership or management of the entities sold, based on actions that occurred prior to this sale to the Purchasers. The Company and Purchasers further agreed to maintain certain liquidity requirements of the entities underlying the NIBs for a period of 15 months following the acquisition by the Purchasers, which 15 month period expired in October 2016. If such liquidity was not provided, the Company and Purchasers were obligated to indemnify the prior owners and managers of the entities against third party claims for unpaid expenses. Neither the purchase of these entities nor the Settlement Agreement resulted in any material change in the Company’s NIBs ownership interest. The Company was supportive of the Purchasers acquiring the entities that owned the portfolios of life insurance contracts underlying the Company’s NIBs and was willing to provide the indemnification because it believed this ownership change would result in a reduction of costs and expenses associated with ownership of the NIBs, which would increase their intrinsic value. The Company was made aware by the Purchasers that credit was presently no longer available to pay certain costs to maintain the structure of the underlying life insurance policies. The Company’s obligations to provide liquidity under the Settlement Agreement have now expired and the Company is not legally obligated for costs incurred by the entities underlying the NIBs. However, if credit does not become available to Purchasers from the underlying loans to pay the costs as explained above, whether it be by proceeds from a future maturity or other negotiations, the Company may provide such liquidity to protect its investment in the NIBs. The total historical unpaid costs incurred prior to the ownership transition and potential unpaid cost incurred after the ownership transition approximates $370,000 and $580,000, respectively, for an estimated total of $950,000. The Company believes the probable amount it will ultimately pay is approximately $316,667 which relates to unpaid costs incurred prior to the transition. Therefore, the Company accrued $316,667 during the three months ended September 30, 2016, to account for this uncertainty. The Company anticipates that the total $316,667 will be paid by June 30, 2017, and therefore this amount has been recorded as current accrued expense. During the three months ended December 31, 2016, the Company reassessed this uncertainty and determined that no further adjustment was needed for the amount accrued. The Company will continue to assess this uncertainty and will adjust the amount accrued as more information becomes available.

(11) EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive common stock equivalents outstanding during the period. Stock options and warrants are considered to be common stock equivalents. The computation of diluted earnings (loss) per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic earnings (loss) per common share is the amount of net income (loss) for the period available to each weighted-average share of common stock outstanding during the reporting period. Diluted net earnings (loss) per common share is the amount of net income (loss) for the period available to each weighted-average share of common stock outstanding during the reporting period and to each common stock equivalent outstanding during the period, unless inclusion of common stock equivalents would have an anti-dilutive effect.

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended December 31, 2016 and 2015, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Basic weighted-average number of common shares outstanding during the period	44,128,441	44,315,941	44,132,517	44,029,347

Weighted-average number of dilutive common stock equivalents outstanding during the period	1,380,751	–	1,380,751	–

Diluted weighted-average number of common and common equivalent shares outstanding during the period	45,509,192	44,315,941	45,513,268	44,029,347

In periods with a net loss, outstanding options and warrants are not included in the computation of diluted net loss per common share, because they were anti-dilutive, and for the three and nine months ended December 31, 2015 totaled 1,785,000 for each period.  For the three and nine months ended December 31, 2016, options to exercise 400,000 shares were excluded because they were anti-dilutive. In addition, 263,265 shares related to the potential conversion of the convertible debenture were excluded because they were anti-dilutive.

(12) INCOME TAXES

At March 31, 2016 we placed a 100% valuation allowance, totaling approximately $275,000, on the amount our deferred tax assets exceeding our deferred tax liabilities. As a result, no income tax expense (benefit) or deferred tax asset or liability was recorded on the financial statement. During the nine months ended December 31, 2016, our deferred tax liabilities began to exceed our deferred tax assets, which resulted in the recording of income tax expense and a deferred tax liability. As a result, during the nine months ended December 31, 2016, the $275,000 valuation allowance was reversed. The deferred tax assets primarily relate to net operating loss carryforwards and the deferred tax liabilities primarily relate to revenue recognized for financial reporting purposes, but not for tax reporting purposes.

(13) SUBSEQUENT EVENTS

As explained in Note   6, on February 1, 2017, the notes payable, related party were amended to allow for additional borrowings and to extend a due date.

As explained in Note 8, on March 15, 2017, the Company agreed to amend the 8% Convertible Debenture Agreement to extend the due date and conversion rights to August 31, 2018.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the three and nine month periods ended December 31, 2016 and 2015.  For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2016.

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

Overview

We are currently focused on the business of purchasing residual economic interests in a portfolio of life settlements. A life settlement is the sale of an existing life insurance policy to a third party for more than the policy’s cash surrender value, but less than the face value of the policy benefit. After the sale, the new policy holder will pay the premiums due on the policy until maturity and then collect the settlement proceeds at maturity.

We currently do not purchase or hold life settlement or life insurance policies but, rather, hold a contractual right to receive the net insurance benefits, or NIBs, from a portfolio of life insurance policies held by a third party. These NIBs represent an indirect, residual ownership interest in a portfolio of individual life insurance policies and they allow us to receive a portion of the settlement proceeds from such policies, after expenses related to the acquisition, financing, insuring and servicing of the policies underlying our NIBs have been paid.

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

 We currently estimate proceeds of approximately $106 million on the NIBs we owned as of December 31, 2016, and acquired from PCH Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“PCH”), Del Mar Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Del Mar”), and HFII Assets Solutions, LLC, a Delaware limited liability company (“HFII”).  This amount is based on the estimated proceeds from polices of $403 million in face value, which includes estimated return of premiums; less the senior loan debt and MRI repayments outstanding of approximately $126 million, expected premium payments of $102 million over the life expectancies of the insured persons in these portfolios and estimated expenses and interest of approximately $69 million over the term of the senior loans.

We use an estimation methodology to project cash flows and returns as presented. The estimation model requires many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in our portfolio would exhibit similar experience to a statistically diverse portfolio from which mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LEs”) provided by LE providers represent the actuarial mean of the life expectancies of the insureds in our portfolio, (iii) the weighted average of the LEs provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LEs; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifetime of our portfolio; and (vi) the owners’ Lender fees, MRI fees, and insurance, servicing and custodial fees will not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from our initial assumptions. These portfolios currently contain only 130 fractionalized policies on 71 individual insureds, though insurance rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect; therefore, no assurance can be given that these estimated results will occur.

Results of Operations

Income Recognition

At the time of transfer or purchase of an investment in NIBs, we estimate the future expected cash flows from such NIBs and determine the effective interest rate that, when applied to our initial investment in such NIBs, would yield these estimated cash flows. We accrue income on a monthly basis by applying this interest rate to our investment in the related NIBs, and such income is recorded as interest income on investment in NIBs in the statement of operations. This accretable income is based on the effective yield method and effectively represents the total amount of cash flows we expect to receive over the life of each pool of NIBs less the amount of our initial investment in such NIBs. Subsequent to the purchase of a given pool of NIBs and on a regular basis, these future estimated cash flows are evaluated for changes. If we determine that the future estimated cash flows should be significantly adjusted, a revised effective yield is calculated and applied prospectively based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows would result in a prospective increase or decrease in the effective interest rate used to recognize interest income. Any significant adverse change in the cash flows may result in the recognition of an “other-than-temporary impairment” (“OTTI”), and would be evaluated by the Company accordingly.

Three-Months Ended December 31, 2016 Compared with Three-Months Ended December 31, 2015

Interest Income

Interest income on investment in NIBs totaled $1,271,737 and $1,090,031 for the three months ended December 31, 2016, and 2015 respectively.  During the quarter ended June 30, 2016, we received updated information from the policy owners regarding reduced management fees relating to maintaining the underlying policies, and favorable changes in the senior debt balances and related loan-to-value ratios. These changes prompted us to reevaluate and make appropriate adjustments to the cash flow models used to calculate accretable income, which resulted in an increase to the effective interest rate used to recognize income on the NIBs. The increase in interest income for the three month period ending December 31, 2016 is primarily due to these adjustments, which resulted in an increase to the effective interest rate used to recognize income on the NIBs.

General & Administrative Expenses

General and administrative expenses totaled $410,120 and $1,549,676 during the three months ended December 31, 2016, and 2015, respectively. A significant portion of these expenses were professional fees, payroll, travel expenses, and policy servicing expenses. During the three months ended December 31, 2015, the Company accrued $826,665 as a one-time obligation which was a result of a restructuring with the prior owners of the underlying life insurance portfolios to our NIBs.

Other Income and Expenses

Other expenses primarily consist of interest on the notes payable, related party and convertible debenture. During the three months ended December 31, 2016, and 2015, interest expense was accrued in the amount of $103,154 and $60,294 respectively. The increase is attributable to higher balances on the notes payable, related party.

Income Taxes

During the three months ended December 31, 2016, we recorded net income before income taxes of $758,463 and also recorded an income tax expense of $149,741. During the three months ended December 31, 2015, we recorded a net loss before income taxes and had no income tax expense.

 Nine-Months Ended December 31, 2016 Compared with Nine-Months Ended December 31, 2015

Interest Income

Interest income on investment in NIBs totaled $4,145,036 and $2,777,501 for the nine months ended December 31, 2016, and 2015 respectively. During the quarter ended June 30, 2016, we received updated information from the policy owners regarding reduced management fees relating to maintaining the underlying policies, and favorable changes in the senior debt balances and related loan-to-value ratios. These changes prompted the Company to reevaluate and make appropriate adjustments to the cash flow models used to calculate accretable income, which resulted in an increase to the effective interest rate used to recognize income on the NIBs. The increase in interest income for the three month period ending December 31, 2016 is primarily due to these adjustments, which resulted in an increase to the effective interest rate used to recognize income on the NIBs, in addition to the acquisition of additional NIBs in September 2015.

General & Administrative Expenses

General and administrative expenses totaled $2,023,056 and $3,043,267 during the nine months ended December 31, 2016, and 2015, respectively.  A significant portion of these expenses were professional fees, payroll travel expenses, and policy servicing expenses. We were made aware that credit was presently no longer available to pay certain costs to maintain the structure of the underlying life insurance policies. Although we are not legally obligated for costs incurred by the entities underlying the NIBs, if credit does not become available, whether it be by proceeds from a future maturity or other negotiations, we may opt to pay certain fees to protect our investment in the NIBs. We believe the probable amount of fees we will pay will approximate $316,667. Therefore, we have accrued $316,667 during the nine months ended December 31, 2016, to account for this uncertainty. We will assess this uncertainty throughout the year ended March 31, 2017, and will adjust the amount accrued as more information becomes available. Policy servicing expenses totaled $431,287 and $894,689 for the nine months ended December 31, 2016, and 2015, respectively. In September 2016, we completed the amortization of our outstanding options and warrants, which contributed to the decrease in our general and administrative expenses.

During July 2015 a group of persons located in the United States (the “Purchasers”) acquired the entities that owned all of the portfolios of life insurance policies underlying the Company’s NIBs. We paid certain legal fees to facilitate this restructuring process. The remainder of the decrease in general and administrative expense is largely attributable to the one time legal expenses related to this entity restructuring that occurred during the nine months ended December 31, 2015.

Other Income and Expenses

Other income and expenses primarily consist of interest on the notes payable, related party and convertible debenture, as well as interest income. During the nine months ended December 31, 2016, and 2015, interest expense has accrued in the amount of $281,982 and $150,887 respectively. The increase is attributable to higher balances on the notes payable, related party.

Income Taxes

During the nine months ended December 31, 2016, we recorded net income before income taxes of $1,839,998, and also recorded an income tax expense of $411,603. During the nine months ended December 31, 2015, we recorded a net loss before income taxes and had no income tax expense or benefit.

At March 31, 2016 we placed a 100% valuation allowance, totaling approximately $275,000, on the amount our deferred tax assets exceeding our deferred tax liabilities. As a result, no income tax expense (benefit) or deferred tax asset or liability was recorded on the financial statement. During the nine months ended December 31, 2016, our deferred tax liabilities began to exceed our deferred tax assets, which resulted in the recording of income tax expense and a deferred tax liability. As a result, during the nine months ended December 31, 2016, the $275,000 valuation allowance was reversed. The deferred tax assets primarily relate to net operating loss carryforwards and the deferred tax liabilities primarily relate to revenue recognized for financial reporting purposes, but not for tax reporting purposes.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of December 31, 2016, we had $30,087 of cash, compared to $24,717 as of March 31, 2016. Our monthly expenses are approximately $180,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses, and accruals for certain costs associated with the underlying life insurance policies, mentioned above. We believe that our existing capital resources, together with the issuance of additional notes payable and convertible debentures and availability under our existing lines of credit with related parties will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through April 2018. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through April 2018, we do not anticipate having adequate cash flows from operations for three to four years, and until a cash flow stream from NIBs has been established. We will require debt or equity financing to fund our current and intended business and any future purchases of NIBs. If we are unable to raise sufficient capital through the planned securities and debt offerings or other alternative sources of financing, management will curtail NIB purchases.

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

We raised $11,942,500 (gross) in our private placement that commenced in April 2013. During the nine months ended December 31, 2016, and 2015, net cash provided by financing activities was $129,575 and $1,117,000, respectively. During the nine months ended December 31, 2016, we borrowed an additional $1,129,575 under the Notes Payable, Related Party agreements. We also repaid $150,000 during the nine months ended December 31, 2016. In addition, during the nine months ended December 31, 2016, we paid out the $750,000 Mandatorily Redeemable Common Stock Payable recorded on the balance sheet as of March 31, 2016, and we also paid $100,000 as a financing advance.

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

For the nine months ended December 31, 2016 we recorded net cash used in operating activities of $124,205, compared to $1,818,262 used in operating activities during the nine months ended December 31, 2015. The increase in operating cash flows was primarily due to the receipt of approximately $1,400,000, which was an approved distribution from the policy owners as a return on our interest in NIBs.

For the nine months ended December 31, 2016 no cash was used in or provided by investing activities, compared to $439,006 provided by investing activities during the nine months ended December 31, 2015. During the nine months ended December 31, 2015, we paid $626,914 in cash to Del Mar as Advances for Investment in NIBs (see footnote 3 to our financials). During September 2015, we obtained ownership and control of a portfolio of policies due to the cancellation of the Del Mar ATA.  On September 10, 2015, the Company received $1,094,335 as a result of the rights associated with a matured policy in the newly obtained portfolio.  These proceeds were allocated $547,308 to reimburse the Company for expense payments made to or on behalf of Del Mar, $239,415 to pay off a note receivable (including interest) and $307,612 as a refund of advance payments previously made to or on behalf of Del Mar as part of the Del Mar ATA.

The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. To continue as a going concern beyond the period ending December 31, 2017, and to continue to acquire NIBs we will need to complete securities and debt offerings or obtain alternative sources of financing. Absent additional financing, we will not have the necessary resources to execute our business plan.

Debt

At December 31, 2016, we owed $5,828,223 including accrued interest, for debt obligations, including $4,799,753, excluding accrued interest, pursuant to notes payable from related parties and $700,000, excluding accrued interest, pursuant to an 8% Convertible Debenture. Of the $4,799,753 of notes payable currently owed as of December 31, 2016, $3,299,753 is due August 31, 2018. The remaining $1,500,000 is due November 30, 2018. In the event we complete a successful equity raise, principal and interest on both notes payable are due in full at that time. The convertible debenture is due August 31, 2018. As of April 13, 2017, there was $1,515,247 available under the notes payable we currently have with related parties and $2,300,000 available under the 8% convertible debenture agreement. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

The notes payable, related party incur interest at 7.5 percent and are collateralized by Investment in NIBs. During the nine months ended December 31, 2016, we borrowed an additional $1,129,576 under these agreements. We also repaid $150,000 during the nine months ended December 31, 2016. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

Critical Accounting Policies and Estimates

Estimates, The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable.

Income Recognition, Interest income on investment in NIBs represents the excess of all cash flows attributable to the investment in net insurance benefits greater than the initial investment over the life of each pool of net insurance benefits using the effective yield method.  Changes in the estimate of expected cash flows from investments in NIBs would be adjusted prospectively.

Investment in Net Insurance Benefits, In addition to the other accounting policies related to the Investment in Net Insurance benefits detailed in Note 1   of the footnotes to the financial statements, the estimating of cash flows for purposes of interest income and impairment calculations, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from those estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the valuation of investment in NIBs and related income recognition. Increases in general interest rates would similarly increase the interest rates used in our financial models. Such increases would result in decreases in the present value of expected future cash flows from our NIBs and, as a result, decrease income accrued on our investment in NIBs. The Company’s assessment of market risk as of December 31, 2016 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the SEC.

Item 4.  Controls and Procedures

Limitation on the Effectiveness of Controls

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures.

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Identified Material Weakness in Internal Controls

Based on that evaluation, our principal executive and principal financial officer, concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective due to a material weakness in the design and operating effectiveness of our internal control over financial reporting relating to processes and controls over review of information with sufficient precision including proper documentation to support accounting conclusions and communication and dissemination of information relevant to financial reporting. As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, even though no material misstatement was identified in the financial statements, it was determined that there was a reasonable possibility that a material misstatement in the Company’s financial statements would not have been prevented or detected on a timely basis.

Notwithstanding the identified material weakness, the Company believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

The Company’s Plan to Remediate the Material Weakness

Our principal executive and principal financial officer is in the preliminary stage of a review of our processes and controls over review of information with sufficient precision including proper documentation to support accounting conclusions and communication and dissemination of information relevant to financial reporting.  This includes an evaluation of existing procedures and controls to formalize, document and implement new policies and procedures for review of our various financial reporting processes.

Changes in Internal Control Over Financial Reporting

Other than preceding and as described in Item 4: Disclosure Controls and Procedures, there have been no changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2016, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended December 31, 2016 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We have identified a material weaknesses in our internal control over financial reporting. Although no material misstatements occurred due to these material weaknesses, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2016. Our ability to remediate these material weaknesses, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our Company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. As disclosed in more detail under Item 4 "Controls and Procedures" of this quarterly report on Form 10-Q, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2016 due to material weakness in the design and operating effectiveness of our internal control over financial reporting as it relates to our lack communication with and documentation from our legal department to the President and other financial statements preparers.

Failure to have effective internal control over financial reporting could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. If, as a result of deficiencies in our internal control over financial reporting, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

Our President is currently evaluating options to remediate these material weaknesses, however, remedial actions have not started or have only recently been undertaken, and while we expect to implement our remediation plan through 2017, we cannot be certain as to when remediation will be fully completed. The material weaknesses will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Additional details regarding the remediation efforts are disclosed in more detail under Item 4 "Controls and Procedures" of this quarterly report on Form 10-Q. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the quarter ended December 31, 2016.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended December 31, 2016.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

On February 1, 2017, the note payable, related party agreement that allowed for borrowings of up to $1,500,000 was amended to extend the due date from November 30, 2017 to November 30, 2018. Also on February 1, 2017, the note payable, related party agreement that allowed for borrowings of up to $3,600,000 was amended to increase the line of credit from $3,600,000 to $4,600,000.

On March 13, 2017, the Company agreed to amend the 8% Convertible Debenture Agreement to extend the due date and conversion rights to August 31, 2018.

Item 6.  Exhibits

 Exhibits.  The following exhibits are included as part of this report:

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, acting CFO.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Randall F. Pearson, President and acting CFO.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date:	April 14, 2017	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Chief Financial Officer