Form 10-K
period 2017-03-31
Sundance Strategies, Inc.
filed 2018-04-12
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

(801) 717-3935

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock of the Registrant owned by non-affiliate holders was approximately $45,305,189, based on 14,614,577 shares being held by non-affiliates and the closing bid price for the Registrant’s common stock on the OTCQB as of September 30, 2016, or the end of the Registrant’s second fiscal quarter, being $3.10 per share.

As of April 12, 2018, the registrant had 44,128,441 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents incorporated by reference.

None.

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

NIBs are in the form of participating debt certificates (“PDC”), and although two terms are interchangeable, the Company typically refers to them as NIBs. According to the terms of the PDCs, the PDCs provide both variable and fixed interest return to the Company from the owners of the policies in the form of accrued yield. The variable interest varies by individual PDC, and is calculated as 99% to 100% (depending on the PDC) of the positive profits from the life insurance assets held by the owners of the policies. The fixed interest also varies by individual PDC, and is either 1% or 2% per annum of the par value of the PDCs held by the Company. The par value of the PDCs held by the Company is approximately $36.8 million. The NIBs agreements between the Company and the owners of the policies contain a provision that allows for the owners to redeem the NIBs at any point, conditional upon paying to the Company the par value of the NIBs, as well as any unpaid accrued yield relating to fixed and variable interest. The par value is in excess of the Company’s initial investment. The Company holds between 72.2% and 100% in the NIBs relating to the underlying life insurance policies as of March 31, 2017 and 2016. The Company is not contractually responsible for maintaining premiums or other expenses related to maintaining the underlying life settlement or life insurance policies. Ownership of the underlying life settlement or life insurance policies, and the related obligation to maintain such policies, remains with the entity that holds such policies. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.

NIBs are generally sold by an entity that holds the underlying life settlement or life insurance policies, either directly or indirectly through a subsidiary, such an entity being referred to herein as a “Holder.” A Holder, either directly or through a wholly owned subsidiary, purchases life insurance policies either from the insured or on the secondary market and aggregates them into a portfolio of policies. At the time of purchase, the Holder also (i) contracts with a service provider to manage the servicing of the policies until maturity, (ii) purchases mortality re-insurance (“MRI”) coverage under which payments will be made to the Holder in the event the insurance policies do not mature according to actuarial life expectancies, and (iii) arranges financing to cover the initial purchase of the insurance policies, the servicing of the life insurance policies until maturity and the payment of the MRI premiums. The financing obtained by the Holder for a portfolio of life settlement or life insurance policies is secured by the insurance policies for which the financing was obtained. After a Holder purchases policies, aggregates them into a portfolio and arranges for the servicing, MRI coverage and financing, the Holder contracts to sell NIBs related to the policies in the form of PDCs, which give the Holder of the NIBs the right to receive the proceeds from the settlement of the insurance policies after all of the expenses related to such policies have been paid. When an insurance policy underlying our NIBs comes to maturity, the insurance proceeds are first used to pay expenses associated with such policy. Once all of the expenses have been paid, the Holder will retain a small percentage of the proceeds and then will pay the remaining insurance proceeds to us.

We began purchasing NIBs during our fiscal year ended March 31, 2013.

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

Mortality Re-Insurance (MRI) Coverage. Because of the uncertainty of maturity of insurance policies, the Holders have contracted with an insurance provider for MRI coverage. We do not have a contract with the MRI provider and the MRI provider does not provide any insurance to us but, rather, provides MRI coverage to the various Holders of life insurance policies underlying our NIBs. MRI coverage typically provides guaranteed cash flow based on the expected death benefits of the pool of policies being insured calculated at the issuance of the coverage and thereby provides credit enhancement to any bank providing financing to a Holder. The term of the MRI policies is usually 15 years. Any claims paid by the MRI to the Holder must be paid back to the MRI provider out of death benefit proceeds from the pool of policies being insured when such death benefit proceeds are eventually received. This enables the Holder to receive a smoother cash flow from a pool of policies over time and avoid “lumpiness” in the cash flows that would otherwise be more pronounced in the absence of the MRI coverage. Any claim payment balances would accrue interest, typically at a spread of 250 basis points over LIBOR, to the extent they remain outstanding. The MRI coverage is obtained by paying an MRI premium, typically at equal to 2% of the cumulative death benefit of the covered life insurance policies, at the outset of the coverage and, depending on the specific terms of the MRI policy, possibly an additional premium amount at a predetermined time during the effective coverage period (the “Commitment Fee”), which is typically 1% of the cumulative death benefits of the covered policies. As of March 31, 2017, the outstanding claims to the MRI provider approximated $34 million. The insurer under the MRI policy typically must approve the sale of any life insurance policies covered by the MRI policy if such sale does not result in the full repayment of any outstanding recovery amounts. It is our understanding that there is only one MRI Provider. While the MRI coverage is relatively expensive, we believe that insurance policies underlying NIBs that are covered by MRI have less volatility, are more liquid and should achieve higher values for purposes of financing and secondary market sales.

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

Life Settlement Financing Market

Because of the uncertainty of maturity of life insurance policies, financing for the purchase and servicing of life insurance policies has historically been difficult to secure. The lender (the “Holders’ Lender”) has provided financing to the Holders to finance the purchase of the insurance policies underlying our NIBs. To be clear, the Holders’ Lender does not provide any financing to us but, rather, provides financing to the various Holders of life insurance policies underlying our NIBs. We have no contract, arrangement or understanding with the Holders’ Lender. The Holders’ Lender contracts with the Holders for financing to purchase the insurance policies underlying our NIBs. We believe there are few lenders within this market. No assurance can be given that the Holders’ Lender will be able to continue to provide financing for policy portfolios or that any such other lending sources will become available to participants in the life settlement market. The failure of the Holders’ Lender or other lenders to make loans to Holders may result in Holders’ inability to provide NIBs to us for purchase and our business model of purchasing and holding NIBs will suffer substantially. We do not have a direct contractual relationship with the Holders’ Lender.

The loans from the original Holders’ Lender had a term of 4 to 5 years at an interest rate between 4.5% and 8% compounded quarterly (12.1% in the event of default) and is secured by the life insurance policies owned by the Holder. During October 2017, the entities completed a refinancing of the loans that had lapsed with the senior lender. These new loan agreements are of a short-term nature and mature in April 2018. The interest rate on these new loans is 8% compounded quarterly. The original loans also included a variety of covenants agreed to by the Holder and/or one of its subsidiaries. The use of funds disbursed under the loan is restricted to servicing the pledged portfolio of life insurance policies, including, among other uses, the policy premiums, MRI premiums, the payment of a commitment fee to the MRI provider and administration costs. Under the original loans, the Holder was required to provide confirmation of MRI coverage prior to receiving any funds under the loan. In addition, if the outstanding loan amount exceeded 75% of the aggregate value of the life insurance policies securing the loan or if the loan balance exceeded applicable regulatory large exposure limits, the Holders’ Lender was not required to disburse funds under the loan. The new loans have no requirement for MRI coverage.

Under the original loans, the Holders’ Lender also received repayment priority as proceeds are received from the life insurance policies serving as collateral for the loan. Life insurance policy proceeds were required to first be used to repay interest and principal owed under the loan (as long as the outstanding loan amount exceeded 50% of the aggregate value of the life insurance policies securing the loan) including draws on the MRI, if applicable, next to pay the Holder’s servicing fees, then to repay any additional amounts owed to the Holders’ Lender and finally to an account designated by the Holder. If it was determined that the outstanding loan amount is less than 50%, and all other obligations have been paid in full, the Company could be eligible to receive a distribution.  Currently, the majority of the loans do not have the 50% loan to value provision, but require the balance of the loans be paid in full as a requirement for distribution.

While the original loan matured 4 to 5 years after the first disbursement of funds, maturity of loan amounts was accelerated if the related life insurance policy was liquidated or at the time that the death benefit was received. Prepayment was subject to a prepayment fee equal to the difference between the interest that would have been received by the Holders’ Lender at maturity of the loan and the interest the Holders’ Lender would have received if it deposited the prepayment amount in an institution in the London interbank market until the maturity date. Because the new loans are short term in nature, no prepayment fee is required.

Our NIB Purchasing Guidelines

Our objective is to acquire NIBs based on insurance policy portfolios that will produce returns in excess of the purchase, financing, servicing and insuring costs incurred by the Holder and hold those NIBs to maturity. The guidelines we generally follow regarding the purchase of NIBs include:

•	the insured is 75 years old or older;

•	all NIBs relate to U.S. Universal Life Insurance policies;

•	all underlying insurance policies have qualified for financing that will cover at least four years of premiums following the date on which we acquire the NIBs;

•	each policy must first be reviewed by the legal due diligence team of the lender providing financing for the acquisition and servicing of the life insurance policies, second by the MRI company’s due diligence team and then finally approved by our due diligence processes;

•	all policies must qualify for MRI; and

•	the projected proceeds payable on each life insurance policy upon the death of the underlying insured are projected to exceed the costs to service the life insurance policies, amounts due to creditors secured by such life insurance policy, such as the Holders’ Lender or the MRI provider, other costs and fees incurred by the Holder and the percentage of the remaining insurance benefit retained by the Holder before payment is made to us in satisfaction of our NIBs.

Competition

We are not aware of any other company engaged in the business of buying NIBs. However, we encounter significant competition in the life settlements industry generally from numerous companies, including hedge funds, investment banks, secured lenders, specialty life insurance finance companies and life insurance companies themselves who purchase life settlements. Many of these competitors have greater financial and other resources than we do and may have significantly lower cost of funds because they have greater access to insured deposits or the capital markets. Moreover, some of these competitors have significant cash reserves and can better fund shortfalls in collections that might have a more pronounced impact on companies such as ours. They also have greater market share. For example, Berkshire Hathaway purchased a portfolio of $300 million (face value) in life insurance policies in 2013. According to The Deal Pipeline, total life settlement transactions grew to $2.57 billion (face value) in 2013. In 2014 transaction volumes were reported higher by market participants in all major segments of the industry and Conning & Co. forecast an average annual gross market potential for life settlements of $180 billion from 2014-2023, with an average volume of approximately $3 billion per year in life settlement transactions.

A report from the AAP Life Settlement Market Update indicated that internal rates of return for life settlement transactions conducted in 2013 were in the high-teens, an attractive return at a time when fixed income and other hedge positions were delivering minimal rates of return. In the event that certain better-financed companies make a significant effort to compete against our business or the secondary market in general, prices paid for existing portfolios of life insurance policies may rise and our ability to purchase NIBs or realize a return on NIBs may decline. In addition, recent shrinking of the market for life settlements has resulted in fewer available pools of insurance policies. As a result, price competition for the remaining pools has increased. Our limited resources prohibit us from competing for larger pools. These factors could adversely affect our profitability by reducing our return on investment or increasing our risk.

Our Current NIB Portfolio

We purchased all of the NIBs we currently own on the secondary market, not directly from a holder. As of March 31, 2017, we owned NIBs related to 13 portfolios of life insurance policies. Our current NIB portfolio consists of NIBs purchased from PCH Financial S.a.r.l., or “PCH,” Del Mar Financial S.a.r.l., or “Del Mar,” and HFII Assets Solutions, LLC, or “HFII.” As of March 31, 2017, we estimate proceeds of approximately $117.7 million on the NIBs owned by us as of March 31, 2017. This amount is based on the estimated proceeds from policies of approximately $392.5 million in face value, and also includes proceeds received subsequent to year end from 3 recent maturities occurring during the year ended March 31, 2017. As of March 31, 2017, the policy portfolios underlying our NIBs contained 126 fractionalized policies on 68 individual insureds.

Through the combination of loans from the Holders’ Lender to and MRI coverage held by the Holder of the portfolios of policies underlying our NIBs and debt or equity financing by us, we currently believe we should be able to hold all the NIBs we acquired until maturity. However, we will continuously analyze the senior loans, MRI payments, NIBs and underlying policies to determine, in conjunction with the Holders, whether any such assets should be liquidated. Further, in the event of any events of default under the senior loans or MRI, we plan to make a request to the relevant Holder, to sell the affected assets, if necessary or advisable. As of March 31, 2017, the policy Holders maintained a total of 13 separate loan agreements with the senior lending facility, all with separate expiration dates. As of March 31, 2017, 7 of these loans had expiration dates that have lapsed, with the remaining 6 loans having expiration dates ranging from June 2017 to January 2018. Additionally, the MPIC agreements are dependent upon the senior loans remaining in good standing. During October 2017, the entities completed a refinancing of the loans that had lapsed with the senior lender. The agreements are with a new senior lending facility who was the previous provider of MRI for the underlying policies. Under the new senior lending facility the Company has not projected distributions from its investment in NIBs until the facilities are paid in full. However, due to the accelerated payments toward senior debt, total projected interest on the senior debt has substantially decreased, offsetting the effects of the delays in cash distributions. Therefore, the total estimated proceeds of NIBs owned by us as of March 31, 2017 remains relatively unchanged. These new loan agreements are of a short-term nature and mature in April 2018. However, the Company is confident that a longer term agreement will shortly be executed by the Holders of the policies, mainly due to the positive loan to value ratios created by recent maturities. If they are not successful, however, we may lose our interest in the affected NIBs Through relationships with well-known market participants, we believe we have substantial lines of communications with the potential participants active in the life settlement secondary market; however, no assurance can be given that if we are required to sell any of our NIBs or other insurance related products prior to maturity, that we will be able to do so without incurring a loss.

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

The following table contains detailed information about the life insurance policies underlying the NIBs we acquired from PCH Financial.

	Face Amount	Gender	Current Age[1]	Life Expectancy (months)[2]	Age of LE Report (months)[3]	Carrier	Carrier Rating[4]
1	$10,000,000	Male	87	85	62	New York Life	AA+
2	$5,000,000	Male	89	77	58	Jefferson Pilot	AA-
3	$3,000,000	Male	81	134	67	Jefferson Pilot	AA-
4	$2,500,000	Male	84	104	61	Lincoln National	AA-
5	$8,000,000	Male	87	93	65	Lincoln National	AA-
6	$8,000,000	Female	87	116	68	Hancock	AA-
7	$10,000,000	Male	91	52	59	American General	A+
8	$5,000,000	Male	87	91	60	American General	A+
9	$5,000,000	Male	83	138	62	Hancock	AA-
10	$1,000,000	Male	90	70	59	AXA	A+
11	$4,000,000	Male	90	81	59	Lincoln National	AA-
12	$5,000,000	Male	85	131	66	Lincoln National	AA-
13	$10,000,000	Male	80	139	62	Lincoln National	AA-
14	$10,000,000	Male	81	137	60	ReliaStar NY	A
15	$10,000,000	Male	84	148	65	AXA	A+
16	$3,000,000	Male	79	138	59	Protective	AA-
17	$1,000,000	Male	85	122	67	Lincoln Benefit	BBB+
18	$1,600,000	Male	82	151	59	Transamerica	AA-
19	$12,102,034	Male	81	153	61	New York Life	AA+
20	$10,000,000	Female	86	140	62	AXA	A+
21	$3,000,000	Male	76	164	62	AXA	A+
22	$3,000,000	Male	80	147	60	Lincoln Benefit	BBB+
	$129,956,734

_________________

1.	Age at nearest birthday (as of March 31, 2017)

2.	The Life Expectancy (“LE”) input is the 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio. In purchasing and financing NIBs, we may use alternate life expectancy companies or may use weighted averages of two or more life expectancy companies, depending on the facts and circumstances of the case and requirements of the various counterparties. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.

3.	The Age of LE report represents the difference between the average date of the reports from which the Life Expectancy input were taken and of March 31, 2017 divided by 30.5 days to arrive at a number expressed in months. The age of an LE report is relevant to the reliability or aging of the Life Expectancy provided in the previous column.

4.	The carrier ratings are generally taken from S&P, but if a carrier is not rated by S&P, then the ratings are taken from the following agencies (in order): Moody’s, Fitch, or A.M. Best.

Based on the original life expectancy report related to the life insurance portfolio underlying the NIBs we purchased from PCH Financial, with an adjustment made to reduce the Life Expectancies by the number of months since the last Life Expectancy report, we could expect nine underlying policies, representing an aggregate face amount of $54.5 million, to mature within 5 years of March 31, 2017, and the remaining underlying policies, representing an aggregate face amount of approximately $80 million, to mature thereafter. These life expectancies, or “LEs”, are based on a 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio. It should be noted that the insured’s health, medical conditions and other considerations may have changed since the initial LE report, so the LE is simply an estimate. These LEs were produced by third-party life expectancy companies and represent the actuarial mean of how long an individual is expected to live using the LE provider’s proprietary statistical model, which is typically based on individualized mortality curves for each life factoring in the insured’s gender, age, health and family history, medical conditions, and other considerations. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.

Although paid by the Holder of the policy portfolio underlying our NIBs, the estimated premiums and other expenses to be paid with respect to the underlying policies for each of the five succeeding fiscal years to keep the policies in force as of March 31, 2017, are as follows:

Estimated Expenses to be Paid by Holder

Year	Premiums	Expenses + Interest[1]	Total
Year 1	$4,706,700	$3,560,117	$8,266,817
Year 2	4,858,169	3,240,046	8,098,215
Year 3	3,654,694	2,161,904	5,816,598
Year 4	3,694,487	2,034,940	5,729,427
Year 5	3,586,100	1,820,785	5,406,885
Thereafter	7,710,037	6,534,563	14,244,600
Total	$28,210,187	$19,352,355	$47,562,542

__________________

1.	The amounts in this column represent what we expect the Holders’ expenses to be in relation to interest accrued on the Senior Loans, servicing fees, custodial fees and other administrative expenses and fees.

These premiums, along with other costs and expenses and repayments under the MRI, if any, will reduce the net insurance benefits payable to us under the policies underlying our NIBs. Certain policies contain a return of premium provision, which will increase the net insured benefit as premium payments are made. As of March 31, 2017, we have not received any proceeds from the NIBs we acquired from PCH Financial. As of March 31, 2017, we expected to ultimately receive approximately 31% of the aggregate face amount of the life insurance policies underlying the NIBs we acquired from PCH Financial. These projections are based off of various assumptions including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. In addition, this expectation may not be realized for a number of reasons, such as if the Holder defaults on premium payments and the related life insurance policies underlying our NIBs lapse and the underlying insureds live longer than expected, thus increasing the length of time that the related life insurance policies must be maintained, contractual changes to loan and MRI agreements and amounts that must be repaid to MRI providers and related expenses.

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

As of March 31, 2017, two policies have matured since the Company acquired the NIBs pursuant to the Del Mar ATA, totaling $28 million in face value.   The following table contains detailed information about the remaining life insurance policies underlying the NIBs we acquired pursuant to the Del Mar ATA and held as of March 31, 2017.

	Face Amount	Policy Type	Gender	Current Age[1]	Life Expectancy (months)[2]	Months Elapsed since latest LE3	Carrier	Carrier Rating[4]
1	$4,000,000	Universal Life	Male	87	65	46	Hancock	AA-
2	$10,000,000	Universal Life	Male	83	153	47	Lincoln National	AA-
3	$10,000,000	Universal Life	Female	86	144	47	Natl Western	A
4	$4,000,000	Universal Life	Female	83	142	45	AXA	A+
5	$10,000,000	Universal Life	Female	86	137	45	Sun Life	AA-
6	$10,000,000	Universal Life	Female	86	46	46	ReliaStar	A
7	$9,600,000	Universal Life	Female	86	125	47	Lincoln National	AA-
8	$5,000,000	Universal Life	Male	82	91	47	AXA	A+
9	$10,000,000	Universal Life	Female	88	105	47	AXA	A+
10	$10,000,000[5]	Universal Life	Male	84	103	70	AXA	A+
11	$10,000,000[5]	Universal Life	Male	87	96	66	Jefferson Pilot	AA-
12	$9,000,000[5]	Universal Life	Male	82	129	64	Transamerica	AA-
13	$10,000,000[5]	Universal Life	Female	86	127	72	AXA	A+
14	$10,000,000[5]	Universal Life	Male	85	108	66	AXA	A+
15	$10,000,000[5]	Universal Life	Male	85	119	65	Lincoln National	AA-
16	$5,000,000[5]	Universal Life	Female	85	138	66	Sun Life	AA-
17	$5,000,000[5]	Universal Life	Male	85	90	73	Lincoln Benefit	BBB+
18	$5,000,000[5]	Universal Life	Male	94	54	72	AXA	A+
19	$5,000,000[5]	Universal Life	Female	86	115	72	AXA	A+
20	$5,000,000[5]	Universal Life	Female	89	106	66	Jefferson Pilot	AA-
	$156,600,000

1.	Age at nearest birthday (as of March 31, 2017)

2.	The Life Expectancy (“LE”) input is the 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio. In purchasing, financing or insuring NIBs, we may use alternate life expectancy companies or may use weighted averages of two or more life expectancy companies, depending on the facts and circumstances of the case and requirements of the various counterparties. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.

3.	The Age of LE report represents the difference between the average date of the reports from which the Life Expectancy input were taken and of March 31, 2017 divided by 30.5 days to arrive at a number expressed in months. The age of an LE report is relevant to the reliability or aging of the Life Expectancy provided in the previous column.

4.	The carrier ratings are generally taken from S&P, but if a carrier is not rated by S&P, then the ratings are taken from the following agencies (in order): Moody’s, Fitch, or A.M. Best.

5.	Company has ownership and control of 72.2% of the NIBs associated with this policy.

Based on the original life expectancy report related to the life insurance portfolio underlying the NIBs we purchased from Del Mar, with an adjustment made to reduce the Life Expectancies by the number of months since the last Life Expectancy report, we could expect 10 underlying policies, representing an aggregate face amount of approximately $69 million, to mature within 5 years of March 31, 2017, and the remaining underlying policies, representing an aggregate face amount of approximately $87.6 million, to mature thereafter. These face values are after consideration is given to the Company’s 72.2% ownership of a portion of the policies, and the life expectancies, or “LEs”, are based on a 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio. It should be noted that the insured’s health, medical conditions and other considerations may have changed since the initial LE report, so the LE is simply an estimate. These LEs were produced by third-party life expectancy companies and represent the actuarial mean of how long an individual is expected to live using the LE provider’s proprietary statistical model, which is typically based on individualized mortality curves for each life factoring in the insured’s gender, age, health and family history, medical conditions, and other considerations. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.

Although paid by the Holder, the estimated premiums and other expenses to be paid with respect to the policies underlying the NIBs and Qualified NIBs purchased by us from Del Mar for each of the five succeeding fiscal years to keep such policies in force as of March 31, 2017, are as follows:

Year	Premiums	Expenses + Interest[1]	Total
Year 1	$5,109,310	$2,952,439	$8,061,749
Year 2	5,321,746	2,179,400	7,501,146
Year 3	4,880,253	2,276,418	7,156,671
Year 4	5,161,983	2,608,137	7,770,120
Year 5	3,800,098	4,036,535	7,836,633
Thereafter	7,823,726	2,125,347	9,949,073
Total	$32,097,116	$16,178,276	$48,275,392

__________________

1.	The amounts in this column represent what we expect the Holders expenses to be in relation to interest accrued on the Senior Loans, servicing fees, custodial fees and other administrative expenses and fees.

These premiums, along with other costs and expenses and repayments under the MRI, if any, will reduce the net insurance benefits payable to us under the policies. Based on our projections as of March 31, 2017,we expected to ultimately receive approximately 34% of the aggregate face amount of the life insurance policies underlying the NIBs we acquired from Del Mar. These projections are based off of various assumptions including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. In addition, this expectation may not be realized for a number of reasons, such as if the Holder defaults on premium payments and the related life insurance policies underlying our NIBs lapse, contractual changes to loan and MRI agreements and the underlying insureds live longer than expected, thus increasing the length of time that the related life insurance policies must be maintained and amounts that must be repaid to MRI providers and related expenses.

Qualified NIBs acquired under the HFII Asset Transfer Agreement

On March 2, 2015, we entered into an asset purchase agreement with HFII, which was subsequently amended on March 31, 2015, pursuant to which we purchased NIBs related to four portfolios of life insurance policies with an aggregate face value of approximately $124,375,000 and which meet our NIB purchasing guidelines. As of March 31, 2017, two policies with an aggregate face value of $14,500,000 have matured since the Company acquired the from HFII Assets. The following table contains detailed information about the remaining life insurance policies underlying the NIBs we acquired from HFII Assets.

	Face Amount	Policy Type	Gender	Current Age[1]	Life Expectancy[2]	Months Elapsed since latest LE3	Carrier	Carrier Rating[4]
1	$1,500,000	Universal Life	Male	93	63	55	AXA	A+
2	$1,500,000	Universal Life	Male	85	92	56	AXA	A+
3	$7,000,000	Universal Life	Female	83	94	61	Jefferson Pilot	AA-
4	$10,000,000	Universal Life	Male	81	135	61	AXA	A+
5	$1,500,000	Universal Life	Male	89	66	59	Protective	AA-
6	$2,000,000	Universal Life	Male	79	96	60	Natl Western	A
7	$10,000,000	Universal Life	Male	78	145	58	Hartford	BBB+
8	$5,000,000	Universal Life	Male	78	152	58	AXA	A+
9	$5,000,000	Universal Life	Male	78	152	58	AXA	A+
10	$3,000,000	Universal Life	Female	85	119	58	ReliaStar	A
11	$3,000,000	Universal Life	Male	91	55	61	Hancock	AA-
12	$975,000	Universal Life	Male	94	53	52	Columbus	AA
13	$2,500,000	Universal Life	Male	86	107	65	Natl Western	A
14	$1,500,000	Universal Life	Male	82	97	66	Hancock	AA-
15	$5,000,000	Universal Life	Male	85	110	66	West Coast	AA-
16	$5,000,000	Universal Life	Male	85	109	66	Lincoln Benefit	BBB+
17	$5,000,000	Universal Life	Female	87	129	66	Columbus	AA
18	$7,000,000	Universal Life	Male	81	148	59	Lincoln National	AA-
19	$5,000,000	Universal Life	Female	89	92	56	AXA	A+
20	$4,000,000	Universal Life	Female	87	124	61	Security Life of Denver	A
21	$2,400,000	Universal Life	Male	83	134	66	Lincoln National	AA-
22	$5,000,000	Universal Life	Male	89	80	57	AXA	A+
23	$3,000,000	Universal Life	Male	90	67	66	AXA	A+
24	$2,000,000	Universal Life	Male	83	124	60	Hancock	AA-
25	$5,000,000	Universal Life	Female	86	116	65	Security Life of Denver	A
26	$2,000,000	Universal Life	Male	80	130	65	Security Life of Denver	A
27	$5,000,000	Universal Life	Male	86	111	60	Prudential	AA-
	$109,875,000

__________________

1.	Age at nearest birthday (as of March 31, 2017)

2.	The Life Expectancy (“LE”) input is the 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio. In purchasing, financing or insuring life insurance policies or NIBs, we may use alternate life expectancy companies or may use weighted averages of two or more life expectancy companies, depending on the facts and circumstances of the case and requirements of the various counterparties. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.

3.	The Age of LE report represents the difference between the average date of the reports from which the Life Expectancy input were taken and of March 31, 2017 divided by 30.5 days to arrive at a number expressed in months. The age of an LE report is relevant to the reliability or aging of the Life Expectancy provided in the previous column.

4.	The carrier ratings are generally taken from S&P, but if a carrier is not rated by S&P, then the ratings are taken from the following agencies (in order): Moody’s, Fitch, or A.M. Best.

Based on the original life expectancy report related to the life insurance portfolio underlying the NIBs we purchased from HFII, with an adjustment made to reduce the Life Expectancies by the number of months since the last Life Expectancy report, we could expect 11 underlying policies, representing an aggregate face amount, of approximately $44.5 million, to mature within 5 years of March 31, 2017, and the remaining underlying policies, representing an aggregate face amount of approximately $65.4 million, to mature thereafter. These life expectancies, or “LEs”, are based on a 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio. It should be noted that the insured’s health, medical conditions and other considerations may have changed since the initial LE report, so the LE is simply an estimate. These LEs were produced by third-party life expectancy companies and represent the actuarial mean of how long an individual is expected to live using the LE provider’s proprietary statistical model, which is typically based on individualized mortality curves for each life factoring in the insured’s gender, age, health and family history, medical conditions, and other considerations. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.

Although paid by the Holder, the estimated premiums and other expenses to be paid with respect to the policies underlying the NIBs purchased by us from HFII for each of the five succeeding fiscal years to keep such policies in force as of March 31, 2017, are as follows:

Year	Premiums	Expenses + Interest[1]	Total
Year 1	$4,902,004	$3,337,521	$8,239,525
Year 2	4,887,066	2,652,350	7,539,416
Year 3	4,929,083	2,727,465	7,656,548
Year 4	4,740,657	3,008,878	7,749,535
Year 5	4,557,370	4,319,470	8,876,840
Thereafter	9,973,035	6,553,897	16,526,932
Total	$33,989,215	$22,599,581	$56,588,796

__________________

1.	The amounts in this column represent what we expect the Holders expenses to be in relation to interest accrued on the Senior Loans, servicing fees, custodial fees and other administrative expenses and fees.

These premiums, along with other costs and expenses and repayments under the MRI, if any, will reduce the net insurance benefits payable to us under the policies. As of March 31, 2017, we have not received any proceeds from the NIBs we acquired from HFII. Based on our projections as of March 31, 2017, we expected to ultimately receive approximately 22% of the aggregate face amount of the life insurance policies underlying the NIBs we acquired from HFII. These projections are based off of various assumptions including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. In addition, this expectation may not be realized for a number of reasons, such as if the Holder defaults on premium payments and the related life insurance policies underlying our NIBs lapse, contractual changes to loan and MRI agreements and the underlying insureds live longer than expected, thus increasing the length of time that the related life insurance policies must be maintained and amounts that must be repaid to MRI providers and related expenses.

Employees

On March 31, 2017, we had three full-time employees: Randall F. Pearson, our President; Matthew G. Pearson, our Chief Operating Officer; and Lisa L. Fuller, Esq., our general legal counsel.

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

Risk Factors relating to Our Company

We have historically used significant amounts of cash in operating activities since our inception and may continue to use significant amounts of cash for operating activities in the foreseeable future.

We have historically used substantial amounts of cash in operating activities. For the year ended March 31, 2017 we recorded net cash used in operating activities of $564,928. We are not responsible for maintaining premiums or other expenses related to maintaining the underlying life settlement or life insurance policies. Ownership of the underlying life settlement or life insurance policies, and the related obligation to maintain such policies, remains with the entity that holds such policies. However, in the event of default of the owner, the Company may be required to expend funds on premiums, interest and servicing costs to protect its interest in NIBs, though the Company has no legal responsibility nor adequate funds for these payments.

Our inability to access capital may limit our ability to adequately fund our operations. In order to continue to purchase NIBs, we will need to raise substantial amounts of capital. Absent additional financing, we will not have the resources to execute our business plan.

In the past, we have relied on cash provided by financing activities, including amounts received under notes payable and lines-of-credit with related parties or the 8% convertible debenture agreement entered into on June 2, 2015. If we fail to make timely repayments, our repayment obligations may be accelerated, which may force us to liquidate some or all of our NIBs in circumstances unfavorable to us. Our default under these obligations may also limit our ability to obtain future financing from related or third parties.

99% of our total assets are interests in life settlement policies, resulting in a lack of diversification of assets and concentration in assets that are subject to significant fluctuations in value.

Our currently owned NIBs comprise approximately 99% of our assets as of March 31, 2017. Life settlement products like our NIBs are subject to substantial fluctuations in value, primarily based upon matters that are not within our control, such as the current health and life expectancy of the insureds underlying our NIBs, the solvency of the Holders of the policies and the Holders’ Lender, the Holders’ financing costs and ability to acquire policies and the solvency of the insurance companies. Each of these factors can result in significant fluctuations of the value of the life insurance policies underlying the NIBs, thereby affecting our interests. If Holders fail to pay the costs of maintaining the insurance policies underlying our NIBs, the value of our NIB portfolio could be reduced to zero.

Limitations to the financial model we use may result in inaccurate or incomplete projections of future cash flow from the insurance policies underlying our NIBs.

Our financial model used to project our future cash flows was chosen because of its straight-forward approach in calculating expected cash flows. We believe the methodology used in the model is particularly desirable because it has parameters that are easily verifiable and does not require complex calculations or mathematic simulations to confirm results. However, with every financial model, there are limitations. Most require assumptions to be made. Our model is no exception. Our assumptions may prove to be incorrect and, therefore, our model may be incorrect. Our model relies on actuarial life-expectancy reports prepared by third parties from which the estimated date of maturity is calculated. It is assumed that these reports were accurately made and properly reflect real life expectancies. Our model then uses minimum premiums generated by the industry-standard MAPS model as the assumed premium payments up until the date of maturity. We assume that such results are accurate and capture all the terms of a given policy. Our model also requires other inputs including but not limited to the following: (i) a 15-year period for projections; (ii) a distinct number of lives; (iii) a distinct number of policies; (iv) life expectancy tables and projections; (v) premiums; (vi) senior lending fees; (vii) MRI fees; and (viii) insurance, servicing and custodial fees. While this method of modeling cash flows is helpful in setting general expectations of potential returns that might be produced from a given portfolio, there is no way such results can be guaranteed. In addition to our assumptions, there are many factors that may affect the selection of inputs for the model.

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

There are only 68 individual insureds underlying the NIBs we held as of March 31, 2017. Therefore, our life expectancy actuarial results related to our portfolios may not be as reliable as they would be if the underlying portfolios were larger. We understand that Standard & Poors has stated that at least 1,000 lives are required to achieve actuarial stability, while A.M. Best concluded that at least 300 lives are necessary. Having fewer lives in a policy portfolio can cause the overall performance of such portfolio to be unduly influenced by a relatively small number of “outliers” where the assets perform better or worse than expected. We have sought to mitigate this risk by obtaining MRI coverage, which has the effect of accelerating cash flows in cases where the assets underperform and reducing the volatility normally associated with a portfolio with fewer lives.

Increased general market interests rates could increase the carrying costs of the life insurance policies underlying our NIBs and correspondingly reduce the cash flows from our NIBs.

If general market interest rates increase, the value of our NIBs is likely to decrease. Some of the Holder’s carrying costs associated with the life insurance policy portfolios underlying our NIBs (specifically interest payments on the MRI coverage outstanding balance) are tied to interest rates. If interest rates increase, the Holder’s carrying costs will increase and the return on our investment will decrease. Because the Holders pay all of the costs associated with the life insurance policy portfolios underlying our NIBs before they pay us, an increase in the Holder’s carrying costs will correspondingly decrease the amount we receive from the NIBs we hold.

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

The life insurance portfolios underlying our NIBs typically involve loans originated with 4-5 year terms. We assume that the Holders will be able to refinance their loans at the end of the respective loan terms. However, the Holders’ Lender’s ability to offer replacement loans is governed by factors that are beyond our control or the control of the Holders. If the Holders are unable to refinance their loans with the Holders’ Lender, the Holders may not be able to continue to pay the premiums on the life insurance policies they hold and such life insurance policies may need to be liquidated, thereby potentially reducing the return on our NIBs. The entities that own the policies currently maintain a total of 13 separate loan agreements with the senior lending facility, all with separate expiration dates. As of March 31, 2017, 7 of these loans had expiration dates that have lapsed, with the remaining 6 loans having maturity dates ranging from June 2017 to January 2018. During October 2017, the entities completed a refinancing of the loans that had matured and were about to mature. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. During December 2017, these new loans were extended through April 15, 2018 (See Footnote 16 in Notes to the Consolidated Financial Statements for more information regarding these new loans and extensions). Currently, the Holders are engaged in negotiating revised loan expiration dates and refinancing agreements, as well as exploring relationships with additional potential senior lenders. If they are not successful, we may lose our interest in the affected NIBs.

The Holders may be unable to service their obligations under their loans and may default on such obligations, which could reduce the amount we realize on our investment in our NIBs.

The financing obtained by Holders to fund the purchase and premium payments of life insurance policies underlying our NIBs is secured by such insurance policies. These financing agreements allow the Holders’ Lender, in response to certain events, to refuse to advance additional funds, demand that the life insurance policies securing the loans be liquidated to repay outstanding balances or foreclose on the policies. Because we are not party to the financing agreements between the Holders and the Holders’ Lender, we have no right to receive notice of the Holders’ Lender’s intent to take action in response to a Holder’s default. If the Holders’ Lender refuses to advance additional funds and a Holder is unable to find alternative funds with which to pay premiums on the life insurance policies, such policies will lapse. If the Holders’ Lender demands that the life insurance policies be liquidated, the proceeds of such liquidation would be used to pay the Holders’ Lender and, therefore, the net insurance benefit of such policies payable to us could be materially impaired and possibly reduced to zero. Although we do have full rights, through agreements with the Holders, to the par value and fixed interest on that par value, our rights to payment on our NIBs is unsecured and is not guaranteed.

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

We may be required to obtain MRI coverage as a condition of our business model, which, if unavailable, could potentially increase our risk of failure.

The MRI is a relatively new product and there are no guarantees that the MRI provider will be able to meet the Holders’ coverage needs. In addition, it is our understanding that there is only one MRI provider. The MRI provider may be unable to meet the Holders’ coverage needs or refuse to provide future coverage to the Holders. Without the MRI coverage, the Holders will have limited options when the senior loans mature. At such time, the Holders’ Lender could demand repayment of all outstanding amounts under the senior loans, which could result in the complete loss of the value of our NIBs. The entities that own the policies maintained a total of 13 separate senior loan agreements with the senior lending facility, all with separate expiration dates. As of March 31, 2017, 7 of these loans had expiration dates that have lapsed, with the remaining 6 loans having expiration dates ranging from June 2017 to January 2018. Additionally, the MPIC agreements are dependent upon the senior loans remaining in good standing. Currently, the Holders are engaged in negotiating revised loan expiration dates and refinancing agreements, as well as exploring relationships with additional potential senior lenders (under which MRI coverage may not be required). If they are not successful, we could lose our interest in the affected NIBs.

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

In a study published in 2012, A.M. Best concluded that at least 300 lives are necessary to narrow the band of cash flow volatility and achieve actuarial stability, while Standard & Poor’s has indicated that actuarial stability is unlikely to be achieved with a pool of less than 1,000 lives. As of March 31, 2017, we owned NIBs with life insurance policies in 13 portfolios with an aggregate original face amount of $421 million covering 70 lives. The relatively low number of insureds underlying our NIBs makes our models and projections less reliable. While there is a risk with a portfolio of any size that actual yield may be less than expected, we believe that the risk we face is presently more significant given the relatively low number of insureds underlying our NIBs as compared to rating agency recommendations.

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

Unless other sources become available or we are able to create our own NIBs, our ability to purchase the life settlement products desired under our business model may be limited. In addition, the limited number of sellers could limit our ability to negotiate favorable prices to purchase NIBs and similar life settlement products, which could reduce the profitability of the NIBs and other products we purchase. Furthermore, recent declines in the secondary market for life settlements have limited the availability of pools of life insurance policies, resulting in increased price competition. Holders facing increased prices may in turn demand higher prices for the NIBs we purchase under our business model, which would reduce the profitability of any future acquisition of NIBs.

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

On February 3, 2017, President Donald Trump signed an executive order pursuant to which he ordered the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council on the extent to which existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements, and other government policies promote certain core principles laid out in the executive order. This may result in repeals of or amendments to existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements and other government policies, including regulations implementing the Dodd-Frank Act. In addition, President Trump’s new administration has discussed the possibility of repealing or amending the Dodd-Frank Act and the February 3, 2017 executive order could lead to such repeals or amendments. The changes resulting from this executive order and the continuing implementation of the Dodd-Frank Act may impact the profitability of our business activities or otherwise adversely affect our business. Failure to comply with the requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

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

We are a “reporting issuer” under Section 13 of the Exchange Act, required to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports respecting certain events on Form 8-K, along with proxy or information statements for any meeting of stockholders or written consents of stockholders holding sufficient securities to effect corporate actions. Most of these reports require generating and compiling significant accounting, legal and financial information, including audited year-end financial statements and reviewed quarterly financial statements. The preparation of these reports, their review by management and professionals and the auditing and review process of such financial statements consumes significant resources, in terms of management time and focus, as well as expenses related to legal, accounting and audit fees. It is difficult to quantify these costs, but we believe them to be not less than between approximately $350,000 and $550,000 annually. As our business grows, these costs can only increase.

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

Risks Related to the Life Insurance Policies underlying our NIBs

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

Generally, state insurance law is clear that an individual has an insurable interest in his or her own life and may procure life insurance on his or her own life and may name any person as beneficiary. However, if a person purchases insurance on his or her own life for the benefit of a party who does not have an insurable interest in the life of the insured for the purpose of evading the insurable interest laws, the purchase may be viewed under applicable state law as a violation of the state’s insurable interest laws. Should the issuer own an interest in a policy that was originally issued to an owner or for the benefit of a beneficiary (if required) that did not have an insurable interest, it is possible that the issuer may not have a valid claim for the death benefits on such policy, and upon the death of the insured, the issuing insurance company may refuse to pay the death benefits on the policy to us or may be required to pay the death benefit to other beneficiaries of the insured. Should any such claims be successful in relation to the policies underlying our NIBs, we may lose some or all of the amounts we have invested in our NIBs, although in some states the issuing insurance company may be required to repay the premiums if it rescinds the policy. Some states, such as New Jersey, allow the carrier to retain all the premiums in the event the policy is rescinded, and some states, such as Delaware, require premiums to be returned in cases where the policy is successfully challenged by the carrier. Even if such claims are unsuccessful, significant amounts may need to be expended in defending such claims, thereby reducing the amounts we may receive from our NIBs and other life settlement interests we may purchase.

Concern also exists regarding the applicability of state insurable interest requirements applicable to the purchase of a policy by an insured or a person with an insurable interest in the life of the insured in circumstances in which the owner of the policy obtains a loan secured by the policy to finance the payment of premiums on the policy, often referred to as a premium finance transaction. A substantial number of the life insurance policies underlying our NIBs were originated pursuant to premium finance transactions. While it is generally accepted by state law that an individual has an insurable interest in his or her own life, it is possible that a court might construe a premium finance transaction as an attempt to evade the requirement that an insurable interest exist at the time an insurance policy is issued. If the borrower in such a transaction is found to be acting, in fact, on behalf of a premium finance company to procure an insurance policy, it is possible that a court might find that the real party in interest is the premium finance company, which by itself would not have an insurable interest sufficient to support the insurance policy. As a result, the insurance policy may be void or subject to attack, which could diminish the value of the policy. States have varying precedent on this subject. California, New York and Florida have case law that is very favorable to the policy owner (see Lincoln v. Jack Teren and Jonathan S. Berck, as trustee of the Jack Teren Insurance Trust (Superior Court of the State of California, San Diego), Alice Kramer v. Lockwood Pension Services, Inc., et al., (United States District Court – Southern District of New York)). These courts have held life insurance policies to be enforceable even where the policies were clearly purchased with an intent to sell the policies in the future. Florida has case law that is also favorable (see PrucoLife Insurance Company v. Wells Fargo (Florida Supreme Court, which held that a policy may not be contested after the expiration of the policy’s contestability period). Delaware has laws which benefit the insurance carrier and others that are more favorable to the policy owner (see PHL Variable Insurance Co. vs. Price Dawe, (Supreme Court of Delaware) and Principal Life Insurance Company v. Lawrence Rucker 2007 Insurance Trust (District Court of Delaware)). These courts have invalidated policies where the original policy owners financed the policies and did not intend to purchase the policies with their own money and further intended to ultimately sell the policies in the life settlement markets. However, the Rucker case did provide that premium financing could qualify as an insured procuring a policy and satisfy requirements related to insurable interest. There is also legislation in most states regulating premium financing that must be complied with for policies originated after the legislation was enacted.

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

There are risks that the policies underlying our NIBs were procured on the basis of fraud or misrepresentation in connection with the application for the policy. Types of fraud that have enabled carriers to successfully rescind or void the related policies include, among others, misrepresentations concerning an insured’s financial net worth and/or income, need for and purpose of the life insurance protection, medical history and current physical condition, including age and whether the insured is a smoker. Such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans or other structured programs. In particular, there is a significant risk that applicants and potential insureds may not answer truthfully or completely questions related to whether the life insurance policy premiums will be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of the life insurance policy. Such risk may be further increased to the extent life insurance agents communicate to applicants and potential insureds regarding potential premium finance arrangements or profits to be made on policies that will be sold after the contestability period. If an insured has made any material misrepresentation on his/her application for life insurance, there is a heightened risk that the insurance company will contest or successfully rescind or void the related policy, although an issuing insurance company may not be able to raise such claims after the expiration of the contestability period. There has been significant litigation regarding whether or not a policy can be contested for fraud after the expiration of the contestability period. Florida, California and New York have concluded that a carrier may not contest a policy after the contestability period. New Jersey and Delaware have allowed such contests by the carriers. Each of the policies underlying our NIBs is beyond the contestability period. Even if such fraud in the application could not serve as a basis to challenge a policy because the contestability period has expired, it may be raised as evidence that the policy was provided as part of a STOLI arrangement. Furthermore, such misrepresentations can adversely affect the actuarial value of the death benefit under the related life insurance policies underlying our NIBs.

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

The ability of an issuing insurance company to seek to rescind one or more of the life insurance policies underlying our NIBs depends on whether such issuing insurance company is barred from bringing a rescission action by operation of an incontestability clause contained in the life insurance policies or contestability limitations applicable as a matter of state law. Each life insurance policy, in accordance with laws adopted in virtually every state in the United States, contains a provision that provides that, absent a failure to pay premiums, a policy shall be incontestable after it has been in force during the lifetime of the insured for a period of not more than two years after its date of issue. However, as stated above, some states recognize an exception to incontestability where there was actual fraud in the procurement of the policy. A new contestability period may also arise in connection with information provided on any application for reinstatement of a life insurance policy following lapse of a policy due to non-payment of premiums, or an application for an increase in policy benefits. The successful contestation of the life insurance policies underlying our NIBs by the applicable issuing insurance companies could materially and adversely affect our business and the results of our operations.

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

AXA Equitable has issued cost-of-insurance, referred to herein as “COI,” increases on eleven (11) of the life insurance policies underlying our NIBs. In addition, one Transamerica and one Lincoln policy have recently been subject to increased COI’s. Other carriers have been issuing COI increases that impact life insurance policies held by large settlement funds. Multiple lawsuits, including class actions, against Phoenix Life, Lincoln National Insurance Company, AXA Equitable, Banner Life, and Transamerica Life Insurance Company are currently ongoing and we are hopeful that we will be able to avoid any COI increases impacting our life insurance policies. However, most of these lawsuits are in the very early stages.

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

The market for our common stock has been limited due to, among other factors, low public float of our common stock, low trading volume and the small number of brokerage firms acting as market makers. There were approximately 14,614,577 shares of our common stock held by non-affiliates as of March 31, 2017. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to.

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

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” may make it harder for investors to analyze our results of operations and financial prospects.

Our management and two stockholders beneficially own approximately 67% of our outstanding common stock and therefore can exert control over our business.

Members of our management team and three stockholders together beneficially own approximately 67 % of our outstanding common stock. This percentage of stock ownership is significant in that it could carry any vote on any matter requiring stockholder approval, including the subsequent election of directors, who in turn appoint all officers. As a result, these persons control the Company, regardless of the vote of other stockholders. As a result, other stockholders may not have an effective voice in our affairs.

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 44,128,441shares of our common stock that were outstanding as of March 31, 2017, 225,000 of such shares are subject to leak-out agreements. Pursuant to such agreements, each of these stockholder’s common stock can only be sold in an amount equal to 0.0025% (1/4%) of our outstanding securities (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the four quarterly periods beginning on January 1, 2017; 0.01 (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”). Notwithstanding the foregoing, any stockholder subject to a lock-up/leak-out agreement that owns less than 100,000 shares of common stock that are covered thereby, is allowed to sell such stockholder’s common stock. Our remaining outstanding shares are mostly freely tradable under Rule 144 and certain limitations on the number of shares that can be sold quarterly by “affiliates” of the Company as defined under the Securities Act. Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock. See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Part II, Item 5, below for further information. Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

We will not solicit the approval of our stockholders for the issuance of authorized but unissued shares of our common stock unless this approval is deemed advisable by our Board of Directors or is required by applicable law, regulation or any applicable stock exchange listing requirements. The issuance of additional shares would dilute the value of our outstanding shares of common stock.

We are not current on our filings with the SEC, which may impact our stock listing.

We have been delayed in filing our most recent 10-K, and we are also late filing three subsequent 10-Qs. Potential consequences of delayed or late filings can include a negative effect on share value and negative market reactions. Our shares were traded on the OTCQB exchange and have since been delisted to the OTC Pink Sheets. The OTC Pink Sheets is the lowest tier of the three marketplaces for trading over-the-counter stocks provided and operated by the OTC Markets. The pink sheets system, unlike companies on a stock exchange, do not need to meet minimum requirements or file with the SEC. The Company is working to resolve the delayed filings issues.

Risk Factors Related To Our Internal Controls

We have identified a material weakness in our internal control over financial reporting. Although no material misstatements occurred due to this material weakness, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2017. Our ability to remediate the material weakness, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our Company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. As disclosed in more detail under Item 9 “Controls and Procedures” of this annual report on Form 10-K, we have concluded that our internal control over financial reporting was ineffective as of March 31, 2017 due to material weakness in the processes and controls over review of information with sufficient precision included proper documentation to support accounting conclusions and communication and dissemination of information relevant to financial reporting.

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

Our President is currently evaluating options to remediate these material weaknesses, however, remedial actions have only recently been undertaken, and while we expect to implement our remediation plan through 2018, we cannot be certain as to when remediation will be fully completed. The material weaknesses will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Additional details regarding the remediation efforts are disclosed in more detail under Item 9 “Controls and Procedures” of this annual report on Form 10-K. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business through our executive office, located in Provo, Utah, with approximately 1,600 square feet of office space. We also lease approximately 1,000 square feet of office space located in Irvine, California. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our affiliates. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2017 and 2016. These bid prices were obtained from The OTC Markets Group, Inc. or other qualified interdealer quotation medium. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2017
April 1 through June 30, 2016	3.20	3.07
July 1 through September 30, 2016	3.18	3.09
October 1 through December 31, 2016	3.40	2.52
January 1 through March 31, 2017	3.40	3.30
March 31, 2016
April 1 through June 30, 2015	7.50	3.25
July 1 through September 30, 2015	4.25	3.15
October 1 through December 31, 2015	3.80	2.76
January 1 through March 31, 2016	3.20	2.20

Holders

We had 83 stockholders of record as of April 12, 2018, and an indeterminate number of stockholders who hold shares in “street name.”

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

Recent Sales of Unregistered Securities

During the fiscal years ended March 31, 2017 and 2016, the Company did not have any sales of unregistered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the fiscal year ended March 31, 2017, there were no purchases of equity securities by us or by our “affiliates.”

Item 6. Selected Financial Data

Not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are not responsible for maintaining premiums or other expenses related to maintaining the underlying life settlement or life insurance policies. Ownership of the underlying life settlement or life insurance policies, and the related obligation to maintain such policies, remains with the entity that holds such policies. However, in the event of default of the owner, the Company may choose to expend funds on premiums, interest and servicing costs to protect its interest in NIBs, though the Company has no legal responsibility nor adequate funds for these payments.

NIBs are generally sold by an entity that holds the underlying life settlement or life insurance policies, either directly or indirectly through a subsidiary, such an entity being referred to herein as a “Holder.” A Holder, either directly or through a wholly owned subsidiary, purchases life insurance policies either from the insured or on the secondary market and aggregates them into a portfolio of policies. At the time of purchase, the Holder also (i) contracts with a service provider to manage the servicing of the policies until maturity, (ii) purchases mortality re-insurance (“MRI”) coverage under which payments will be made to the Holder in the event the insurance policies do not mature according to actuarial life expectancies, and (iii) arranges financing to cover the initial purchase of the insurance policies, the servicing of the life insurance policies until maturity and the payment of the MRI premiums. The financing obtained by the Holder for a portfolio of life settlement or life insurance policies is secured by the insurance policies for which the financing was obtained. After a Holder purchases policies, aggregates them into a portfolio and arranges for the servicing, MRI coverage and financing, the Holder contracts to sell NIBs related to the policies, which gives the holder of the NIBs the right to receive the proceeds from the settlement of the insurance policies after all of the expenses related to such policies have been paid. When an insurance policy underlying our NIBs comes to maturity, the insurance proceeds are first used to pay expenses associated with such policy. Once all of the expenses have been paid, the Holder will retain a small percentage of the proceeds and then will pay the remaining insurance proceeds to us.

We began purchasing NIBs during our fiscal year ended March 31, 2013.

Plan of Operations

Our long term plan of operation is to continue the acquisition of NIBs. This is not a market sector without competition and, at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in our NIBs or through debt or equity financing. We may be required to expend funds on premiums, interest and servicing costs to protect our interest in NIBs, though we have no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, we would be required to evaluate our investment in NIBs for possible adverse impairment. These payments are currently being made through an unrelated senior lending facility. The entities that own the policies currently maintain a total of 13 separate loan agreements with the senior lending facility, all with separate expiration dates. As of March 31, 2017, 7 of these loans had expiration dates that have lapsed, with the remaining 6 loans having expiration dates ranging from June 2017 to January 2018. During October 2017, the entities completed a refinancing of the loans that had matured. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. During December 2017, these new loans were extended through April 15, 2018 (See Footnote 16 in Notes to the Consolidated Financial Statements for more information regarding these new loans and extensions). Currently, the Holders are engaged in negotiating revised loan expiration dates and refinancing agreements, as well as exploring relationships with additional potential senior lenders.

As of March 31, 2017, we estimated proceeds of approximately $117.7 million on the NIBs we owned as of March 31, 2017, and acquired from PCH Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“PCH”), Del Mar Financial S.a.r.l., a société à responsabilité limitée incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Del Mar”), and HFII Assets Solutions, LLC, a Delaware limited liability company (“HFII”). This amount is based on the estimated proceeds from polices of $392.5 million in face value, which includes estimated return of premiums; less the senior loan debt and MRI repayments outstanding of approximately $122.3 million, expected premium payments of $94.3 million over the life expectancies of the insured persons in these portfolios and estimated expenses and interest of approximately $58.2 million over the term of the senior loans.

We use an estimation methodology to project cash flows and returns as presented. The estimation model requires many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in our portfolio would exhibit similar experience to a statistically diverse portfolio from which mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LEs”) provided by LE providers represent the actuarial mean of the life expectancies of the insureds in our portfolio, (iii) the weighted average of the LEs provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LEs; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifetime of our portfolio; and (vi) the Holders’ Lender fees, MRI fees, and insurance, servicing and custodial fees will not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from our initial assumptions. As of March 31, 2017, these portfolios contain only 126 fractionalized policies on 68 individual insureds, though insurance rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect; therefore, no assurance can be given that these estimated results will occur.

Results of Operations

2017 Compared to 2016

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

Interest income on investment in NIBs totaled $5,751,689 and $3,909,171 for the years ended March 31, 2017, and 2016, respectively.  The increase is primarily due to the additional interest income generated by the additional NIBs we acquired in September of 2015. In addition, we learned of three maturities within one portfolio of policies, totaling $14.5 million in face value, that occurred between February 2017 and March 2017, all of which were earlier than was forecasted based on the LE reports. We also learned of another earlier than expected maturity in a second portfolio with a face value of $10 million. We predict that these early maturities, coupled with the reduced management costs related to the structures and favorable changes in the senior debt balances and related loan-to-value ratios, will have a positive effect on the future cash flows we expect to receive from these portfolios. As a result of these factors, a recalculation was made to the financial models used to calculate accretable income to reflect the resulting increased and accelerated cash flows. The resulting increase on the Interest Income on Investment in NIBs for the year ended March 31, 2017 was $393,920 over the accretable income that would have been recognized under the prior models during the same period. This increase had no significant effect on the Company’s earnings per share.

General & Administrative Expenses

General and administrative expenses totaled $2,489,938 and $3,597,439 during the years ended March 31, 2017, and 2016, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. Included in the general and administrative expenses for the fiscal year ended March 31, 2016 is a one-time $826,665 obligation which was a result of a restructuring with the prior owners of the life insurance portfolios underlying our NIBs. This obligation, consisting primarily of legal and accounting fees related to the restructuring process, constituted the majority of the period decrease in general and administrative expenses. Additionally, we incurred $182,572 and $508,503 in expenses during the years ended March 31, 2017 and 2016, respectively, relating to stock based compensation for stock options. The decrease in this expense is due to the amortization of these options being completed during the year ended March 31, 2017.

Other Income and Expenses

Other income and expenses primarily consist of interest expense on the notes payable and lines-of-credit due to related-parties and a convertible debenture. During the years ended March 31, 2017, and 2016, interest expense accrued in the amount of $390,625 and $233,244, respectively. The increase in interest expense from 2016 to 2017 was primarily due to higher principal balances during the year ended March 31, 2017. Also included in other expenses for the year ended March 31, 2017 is a $100,000 as a financing advance, which we subsequently determined we would not be pursuing the opportunity related to the advance, and therefore ultimately expensed the $100,000 as a Financing Expense during the year ended March 31, 2017.

Income Taxes

During the fiscal years ended March 31, 2016, the Company recorded a net loss before income taxes and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

During the year ended March 31, 2017, the Company recorded net income before income taxes of $2,771,126, and also recorded an income tax expense of $758,972.

The Company assesses the need for a valuation allowance against its deferred income tax assets at March 31, 2017. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. As of March 31, 2016 management had placed a 100% valuation allowance, totaling approximately $275,000, on the amount the Company’s deferred tax assets exceeding our deferred tax liabilities. As a result, no income tax expense (benefit) or deferred tax asset or liability was recorded on the financial statement. During the year ended March 31, 2017, the Company’s deferred tax liabilities began to exceed deferred tax assets, which resulted in the recording of income tax expense and a deferred tax liability. As a result, during the year ended March 31, 2017, the $275,000 valuation allowance was reversed as the deferred tax liabilities exceeded the deferred tax liabilities and the expectation of cash inflows from the actual and anticipated maturities of the underlying life insurance policies, which will create taxable income to the Company. The deferred tax assets primarily relate to net operating loss carryforwards and the deferred tax liabilities primarily relate to interest income recognized for financial reporting purposes, but not for tax reporting purposes.

Recent Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was signed into law by the President of the United States. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate tax rate from 35% to 21% effective for our calendar year ending March 31, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

The Tax Reform Act reduces the federal corporate tax rate to 21% effective for our calendar year ending March 31, 2018. We will recognize the effects of the Tax Reform Act for the re-measurement of the net deferred tax liabilities during the year ended March 31, 2018.

We will recognize the income tax effects of the Tax Reform Act in our 2018 financial statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Reform Act was signed into law. The guidance addresses how a company recognizes provision amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. As such, the financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC 740 is incomplete, but a reasonable estimate could be determined. Pursuant to the SAB 118, we are allowed a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of March 31, 2017, we had $4,364 of cash, compared to $24,717 as of March 31, 2016. As of March 31, 2018, the Company had access to draw an additional $5,900,492 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $132,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of March 31, 2017 totaled $508,071, and other accrued liabilities totaled $753,780. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures and will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through June 2018. While we believe we have sufficient liquidity and capital resources to fund our projected operating requirements through April 2019.

2017 Cash Flows Compared to 2016 Cash Flows

For the year ended March 31, 2017, we recorded net cash used in operating activities of $564,928, compared to $3,020,837 used in operating activities during the year ended March 31, 2016. The decrease in operating cash outflows was primarily due to the receipt of approximately $1,400,000, which was an approved distribution from the policy owners as a return on our interest in NIBs.

For the year ended March 31, 2017, no cash was used in or provided by investing activities, compared to $439,006 provided by investing activities during the year ended March 31, 2016. During the year ended March 31, 2016, we paid $626,914 in cash to Del Mar as Advances for Investment in NIBs (see footnote 5 to our financials). During September 2015, we obtained ownership and control of a portfolio of policies due to the cancellation of the Del Mar ATA. On September 10, 2015, the Company received $1,094,335 as a result of the rights associated with a matured policy within the portfolio serving as collateral under the Del Mar ATA. The maturity occurred prior to the Company taking possession of the NIBs portfolio. As such, the Company agreed the proceeds were to be allocated $211,000 to pay off a note receivable, $16,428 to pay off accrued interest receivable from prior periods, $11,987 to pay off interest accrued within the current period, and $854,920 as a refund of advance payments previously made to or on behalf of Del Mar as part of the Del Mar ATA.

During the year ended March 31, 2017 and 2016, net cash provided by financing activities was $544,575 and $2,270,178, respectively. During the year ended March 31, 2017, we borrowed an additional $1,544,575 under the Notes Payable, Related Party agreements. We also repaid $150,000 during the year ended March 31, 2017. In addition, during the year ended March 31, 2017, we paid out the $750,000 Mandatorily Redeemable Common Stock Payable recorded on the balance sheet as of March 31, 2016, and we also paid $100,000 as a financing advance. We subsequently determined that we would not be pursuing the opportunity related to the $100,000 advance, and therefore expensed the $100,000 as a Financing Expense during the year ended March 31, 2017. At March 31, 2016, we owed $5,462,335, including accrued interest, for debt obligations and Mandatorily Redeemable Common Stock. At March 31, 2016, we owed $3,820,178, excluding accrued interest, pursuant to notes payable and lines-of-credits from related parties and $700,000, excluding accrued interest, pursuant to an 8% Convertible Debenture.

During the year ended March 31, 2017, we paid $145,669 in accrued interest on the Note Payable, Related Party agreements, and accrued an additional $390,625 of interest payable on the Note Payable, Related Party agreements and the Convertible Debenture. As further explained in Footnote 14 of our audited consolidated financial statements that accompany this Annual Report, the Company has agreed, but is not contractually obligated, to pay for certain costs to maintain the structure of the underlying life insurance policies. As of March 31, 2017, the Company determined that the probable amount of these costs are $316,667 and is recorded as accrued expense as of March 31, 2017 (See Note 16 for updates to these estimated costs subsequent to year end).

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

The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. To continue as a going concern through April 2019, and to continue to acquire NIBs, we will be heavily dependent on the cash flow projected from our current NIBs. If these cash flows are delayed, due to either delayed maturities or delays in disbursements, we will need to complete securities and debt offerings or obtain alternative sources of financing. Absent additional financing, we will not have the necessary resources to execute our business plan.

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations as of March 31, 2017:

	Total	Year Ended March 31, 2018	Year Ended March 31, 2019	Thereafter

Debt Obligations	$5,914,753	$-	$5,914,753	$-
Accrued Expenses	316,667	316,667	-	-
Interest payable	437,113	-	437,113	-
Total	$6,668,533	$316,667	$6,351,866	$-

Debt

At March 31, 2017, we owed $6,351,866, including accrued interest, for debt obligations. At March 31, 2017, we owed $5,214,753, excluding accrued interest, pursuant to notes payable and lines-of-credits from related parties and $700,000, excluding accrued interest, pursuant to an 8% Convertible Debenture. One note payable and line-of-credit has a principal balance of $3,714,753 and is due on August 31, 2019, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit has a principal balance of $1,500,000 and is also due on August 31, 2019, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The convertible debenture is due August 31, 2019. As of April 12, 2018, there was $5,900,492 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable.

Income Taxes, The Company accounts for income taxes under FASB ASC 740, “Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. The primary factor management considers when evaluating the realization of the deferred tax assets is the amount of cash flows (which represents taxable income) to be received from the Company’s NIBs prior the expiration of the tax net loss carryforwards.

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its balance sheet. Interest and penalties for uncertain positions, when applicable, would be recognized as a component of income tax expense.

Investment in NIBs, The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company. At the time of transfer or purchase of an investment in NIBs, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations. Our current projections are based off of various assumptions that are subject to uncertainties and contingencies including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion.

As defined by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values.

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

In accordance with the disclosure requirements of ASC Topic 825, “Financial Instruments” (“ASC 825”), the NIBs are not required to be carried at fair value, but only required to be disclosed in the footnotes to the financial statements. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. In estimating the fair value of the Company’s Investment in NIBs, the rate of return that a market participant would be willing to pay for each portfolio is used to recalculate the discounted estimated future cash flows. This present value is used to represent the fair value of the Investment in NIBs using level 3 inputs.

The fair value of our investment in NIBs is determined by evaluating the sum of present value of the future cash flows expected from the NIBs. Our current projections for the future cash flows are based off of various assumptions that are subject to uncertainties and contingencies, which are difficult to predict and are subject to future events that may impact our estimates and interest income. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion.

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

Item 8. Financial Statements and Supplementary Data

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Reports of Independent Registered Public Accounting Firms	44-45

Consolidated Balance Sheets as of March 31, 2017 and 2016	46

Consolidated Statements of Income for the Years Ended March 31, 2017 and 2016	47

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2017 and 2016	48

Consolidated Statements of Cash Flows for the Years Ended March 31, 2017 and 2016	49

Notes to the Consolidated Financial Statements	50-66

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sundance Strategies, Inc.

Provo, Utah

We have audited the accompanying consolidated balance sheet of Sundance Strategies, Inc. (the “Company”) as of March 31, 2017 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited adjustments to the March 31, 2016 consolidated financial statements more fully described in the Correction of an Immaterial Error paragraph of Note 1 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the March 31, 2016 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the March 31, 2016 consolidated financial statements taken as a whole.

/s/ BDO USA, LLP

Salt Lake City, Utah

April 12, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sundance Strategies, Inc.

Provo, Utah

We have audited, before the effects of the adjustments to the 2016 consolidated financial statements more fully described in the Correction of an Immaterial Error paragraph of Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet of Sundance Strategies, Inc. (the “Company”) as of March 31, 2016 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (the 2016 consolidated financial statements before the effects of the adjustments discussed in the Correction of an Immaterial Error paragraph of Note 1 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2016 consolidated financial statements, before the effects of the adjustments described in the Correction of an Immaterial Error paragraph of Note 1 to the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of Sundance Strategies, Inc. at March 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments more fully described in the Correction of an Immaterial Error paragraph of Note 1 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, UT

June 14, 2016

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2017 and 2016

	March 31,	March 31,
	2017	2016

ASSETS

Assets
Cash and Cash Equivalents	$4,364	$24,717
Prepaid Expenses and Other Assets	4,705	1,875
Investment in Net Insurance Benefits	34,156,005	29,822,186

Total Assets	$34,165,074	$29,848,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts Payable	$508,071	$351,671
Mandatorily Redeemable Common Stock	-	750,000
Deferred Income Taxes	758,972	-
Notes Payable, Related Parties	5,214,753	3,820,178
Convertible Debenture	700,000	700,000
Accrued Expenses	753,780	192,157

Total Liabilities	7,935,576	5,814,006

Commitments and Contingencies (Note 14)

Stockholders’ Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares, par value $0.001; 44,128,441 shares issued and outstanding	44,129	44,129
Additional Paid In Capital	24,547,014	24,364,442
Retained Earnings (Accumulated Deficit)	1,638,355	(373,799)

Total Stockholders’ Equity	26,229,498	24,034,772

Total Liabilities and Stockholders’ Equity	$34,165,074	$29,848,778

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the Years Ended March 31, 2017 and 2016

	Year Ended	Year Ended
	March 31,	March 31,
	2017	2016

Interest Income on Investment in Net Insurance Benefits	$5,751,689	$3,909,171

General and Administrative Expenses	2,489,938	3,597,439

Income from Operations	3,261,751	311,732

Other Income (Expense)
Interest Income	-	5,241
Interest Expense	(390,625)	(233,244)
Financing Expense	(100,000)	-

Total Other Expense	(490,625)	(228,003)

Income Before Income Taxes	2,771,126	83,729
Income Tax Provision	758,972	-

Net Income	$2,012,154	$83,729

Basic and Diluted:
Basic Earnings Per Share	$0.05	$-
Fully Diluted Earnings Per Share	$0.04	$-

Basic Weighted Average Number of Shares Outstanding	44,131,515	44,026,832
Fully Diluted Weighted Average Number of Shares Outstanding	45,477,464	45,373,208

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 31, 2017 and 2016

			Additional	Common	Retained Earnings	Total
	Common Stock		Paid In	Stock to	(Accumulated	Stockholders’
	Shares	Amount	Capital	be Issued	Deficit)	Equity

Balance, April 1, 2015	43,185,941	$43,186	$16,316,882	$7,540,000	$(457,528)	$23,442,540

Issuance of stock	942,500	943	7,539,058	(7,540,000)	-	-

Stock-based compensation expense	-	-	508,503	-	-	508,503

Net income	-	-	-	-	83,729	83,729

Balance, March 31, 2016	44,128,441	44,129	24,364,442	-	(373,799)	24,034,772

Stock-based compensation expense	-	-	182,572	-	-	182,572

Net income	-	-	-	-	2,012,154	2,012,154

Balance, March 31, 2017	44,128,441	$44,129	$24,547,014	$-	$1,638,355	$26,229,498

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2017 and 2016

	Year Ended	Year Ended
	March 31,	March 31,
	2017	2016

Operating Activities

Net Income	$2,012,154	$83,729
Adjustments to reconcile to net cash from operating activities:
Share Based Compensation - Options	182,572	508,503
Deferred Income Taxes	758,972	-
Write-off of Financing Commitment	100,000	-
Accrued Interest on Net Insurance Benefits (NIBs)	(5,751,689)	(3,909,171)
Cash Received on NIBs	1,417,870	-
Changes in Operating Assets and Liabilities
Accrued Interest Income	-	16,428
Prepaid Expenses and Other Assets	(2,830)	-
Accounts Payable	156,400	96,310
Accrued Expenses	561,623	183,364

Net Cash from Operating Activities	(564,928)	(3,020,837)

Investing Activities

Advance for Investments in NIBs	-	(626,914)
Refund of Advance for Investments in NIBs	-	854,920
Proceeds from Notes Receivable	-	211,000

Net Cash from Investing Activities	-	439,006

Financing Activities

Proceeds from Issuance of Notes Payable, Related Party	1,544,575	2,320,178
Repayment of Notes Payable, Related Party	(150,000)	-
Proceeds from Issuance of Convertible Debenture	-	700,000
Redemption of Temporary Equity	-	(750,000)
Redemption of Mandatorily Redeemable Common Stock	(750,000)	-
Financing Commitment	(100,000)	-

Net Cash from Financing Activities	544,575	2,270,178

Net Change in Cash and Cash Equivalents	(20,353)	(311,653)
Cash and Cash Equivalents at Beginning of Period	24,717	336,370

Cash and Cash Equivalents at End of Period	$4,364	$24,717

Non Cash Financing & Investing Activities, and Other Disclosures
Cash Paid for Interest	$145,669	$-
Cash Paid for Income Taxes	$-	$-
Advanced funds paid converted to Net Insurance Benefits	$-	$3,368,380
Exchange Note Payable and Accrued Interest for Temporary Equity	$-	$1,500,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(1) ORGANIZATION AND BASIS OF PRESENTATION

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, and engaged in the retail selling of beverage products to the general public until these endeavors ceased in 2006; it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies,” the “Company”, “we” or “our”). The Company is engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. Currently, the Company is focused on the purchase of net insurance benefit contracts (“NIBs”) based on life settlements or life insurance policies. The Company does not take possession or control of the policies. The owners of the life settlements or life insurance policies acquire such policies at a discount to their face value. The owners have available credit to pay forecasted premiums and expenses on the underlying policies until April 15, 2018, the renewal date of the loans on the life insurance policies. On settlement, the Company receives the net insurance benefit after all borrowings, interest and expenses have been paid by the owners out of the settlement proceeds.

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

NIBs are in the form of participating debt certificates (“PDC”), and although two terms are interchangeable, the Company typically refers to them as NIBs.. According to the terms of the PDCs, the PDCs provide both variable and fixed interest return to the Company from the owners of the policies (“Holders”) in the form of accrued yield. The variable interest varies by individual PDC, and is calculated as 99% to 100% (depending on the PDC) of the positive profits from the life insurance assets held by the owners of the policies. The fixed interest also varies by individual PDC, and is either 1% or 2% per annum of the par value of the PDCs held by the Company. The par value of the PDCs held by the Company is approximately $36.8 million. The NIBs agreements between the Company and the owners of the policies contain a provision that allows for the owners to redeem the NIBs at any point, conditional upon paying to the Company the par value of the NIBs, as well as any unpaid accrued yield relating to fixed and variable interest. In aggregate, the sum of the par value plus unpaid accrued interest is in excess of the Company’s initial investment. The Company holds between 72.2% and 100% in the NIBs relating to the underlying life insurance policies as of March 31, 2017 and 2016. The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.

The Company accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company. At the time of transfer or purchase of an investment in NIBs, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations. Our current projections are based off of various assumptions that are subject to uncertainties and contingencies including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows would result in a prospective increase or decrease in the effective interest rate used to recognize interest income. Any significant adverse change in the cash flows may result in the recognition of an “other-than-temporary impairment” (“OTTI”), and would be evaluated by the Company accordingly.

The Company’s investment in NIBs is treated as a debt security, which is classified as a hold-to-maturity asset. We evaluate the carrying value of our investment in NIBs for impairment on a regular basis and, if necessary, adjust our total basis in the NIBs using new or updated information that affects our assumptions. We recognize impairment on a NIB contract if the fair value of the beneficial interest are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and direct external costs, if any, and if there are adverse changes in cash flow. We have not recognized any impairment on our investment in NIBs from January 31, 2013 (inception), through the year ended March 31, 2017.

Correction of an Immaterial Error

During the period  ended December 31, 2016, the Company identified an error related to its Consolidated Statement of Cash Flows for both the cash used in Advance for Investment in NIBs, as well as proceeds from Refunds on Advance for Investment in NIBs. The Company determined that in the prior period reported, these amounts were improperly included in cash inflows and outflows as operating activities when they should have been classified as inflows and outflows from investing activities in the Consolidated Statement of Cash Flows. This error did not affect net income, assets, liabilities, stockholders’ equity, cash flows from financing activities or the net increase or decrease in cash and cash equivalents for the period. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the current and prior periods mentioned above. Consequently, the Consolidated Statement of Cash Flows contained in these financial statements have been restated for the year ended March 31, 2016. The change resulted in a net decrease of $228,006 from cash flows used in operating activities and a corresponding increase to cash inflows from investing activities for the year ended March 31, 2016

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Net Income (Loss) Per Common Share, Basic net income (Loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net income (loss) per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Dilutive common stock equivalents are primarily comprised of stock options and warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method, and such amounts were not dilutive.

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended March 31, 2017 and 2016, is summarized as follows:

	Year Ended March 31,
	2017	2016

Basic weighted-average number of common shares outstanding during the period	44,131,515	44,026,832

Weighted-average number of dilutive common stock equivalents outstanding during the period	1,345,949	1,346,376

Diluted weighted-average number of common and common equivalent shares outstanding during the period	45,477,464	45,373,208

For the years ended March 31, 2017 and 2016, options to exercise 400,000 shares were excluded because they were anti-dilutive. In addition, 235,345 and 255,215 shares related to the potential conversion of the convertible debenture were excluded because they were anti-dilutive for the years ended March 31, 2017 and 2016, respectively.

Stock Based Compensation, The Company measures stock-based compensation expense related to employee stock-based awards based on the estimated fair value of the awards as determined on the date of grant and is recognized as expense over the remaining requisite service period. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options issued as compensation. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the estimated fair value of the Company’s common stock on the date of grant, the expected term of the stock option, and the expected volatility of the Company’s common stock over the period equal to the expected term of the grant. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Investment in Net Insurance Benefits, The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance contracts that have been financed by an independent third party via a loan from a lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”). Future expected cash flow is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment, and service provider or other third-party payments. The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid. The Company has held between 72.2% and 100% in the NIBs relating to the underlying life insurance policies since September 1, 2015. The Company’s investment in NIBs is treated as a debt security, which is classified as a held-to-maturity asset.

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

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its balance sheet. Interest and penalties for uncertain positions, when applicable, would be recognized as a component of income tax expense.

The Company files United States Federal and State income tax returns. The income tax returns of the Company are subject to examination by taxing authorities for three to five years from the date they are filed. The Company has tax returns subject to examination for 2013-2017.

Principles of Consolidation, The consolidated financial statements include the accounts of the Company and its subsidiary. The subsidiary is wholly owned. All intercompany accounts and transactions are eliminated in consolidation.

Variable Interest Entities (“VIEs”), The owners of the Life Insurance Policies are variable interest entities (VIEs), for which the Company has a variable interest, but is not the primary beneficiary, as it does not have control over the significant activities affecting the economic performance of the owners. The Company’s maximum exposure to loss in the variable interest entities is limited to the investment in NIBs balance, which has a carrying value of $34,156,005 as of March 31, 2017. The Company does not have the power to direct activities of the VIEs. Further, the Company does not have the contractual obligation to absorb losses of the VIE beyond the Company’s initial investment. As further explained in Note 14, the Company has agreed, but is not contractually obligated, to pay for certain costs to maintain the structure of the underlying life insurance policies. The probable amount of these costs are $316,667 and is recorded as accrued expense as of March 31, 2017 (See Note 16 for updates to the estimated costs subsequent to year end).

Fair Value, As defined by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values.

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

In accordance with the disclosure requirements of ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s Investment in NIBs, which are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. In estimating the fair value of the Company’s Investment in NIBs, the rate of return that a market participant would be willing to pay for each portfolio is used to recalculate the discounted estimated future cash flows. This present value is used to represent the fair value of the Investment in NIBs using level 3 inputs. The carrying amounts in the table are recorded in the consolidated balance sheets at March 31, 2017 and 2016:

	Fair Value Measurements at March 31, 2017
Description	Level 1	Level 2	Level 3	Total

Investment in Net	$-	$-	$45,643,224	$45,643,224
Insurance Benefits

	Fair Value Measurements at March 31, 2016
Description	Level 1	Level 2	Level 3	Total

Investment in Net	$-	$-	$29,432,917	$29,432,917
Insurance Benefits

The fair value of our investment in NIBs is determined by evaluating the sum of present value of the future cash flows expected from the NIBs. The key unobservable inputs used to arrive at the fair value estimates of the Company’s Investment in NIBs at March 31, 2017 and 2016, included a market rate discount rate range of approximately 15% to 18%, with a weighted average rate approximating 16%. The interest rate range and weighted average rate was obtained from the Market Rate – Life Insurance Settlement Association Statistics (weighted 50%), Build-up Method (weighted 25%) and Historical Cost Method (weighted 25%). As explained in Note 1, our current projections for the future cash flows are based off of various assumptions that are subject to uncertainties and contingencies, which are difficult to predict and are subject to future events that may impact our estimates and interest income. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion. During the year ended March 31, 2017, certain maturities were realized sooner than originally projected. The aggregate face value of these maturities was $14,500,000. In addition, there was a reduction of ongoing fees required to support the underlying policies (See Note 14). These two factors contributed to an overall increase in the estimated cash flows expected from the NIBs, which increased the estimated fair value from $29,432,917 as of March 31, 2016 to $45,643,224 as of March 31, 2017.

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2017 and 2016.

The Company’s recorded values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the Notes Payable, Related Parties and Convertible Debenture approximates the fair values as the interest rate approximates market interest rates.

During the year ended March 31, 2017, the Company changed its Consolidated Balance Sheet presentation from “classified” (distinguishing between short-term and long-term accounts) to “unclassified” (no such distinction) due to a desire to conform the Company’s Consolidated Balance Sheet presentation to trends of other companies within the industry. Such a change is a presentation election made by management; the March 31, 2016 Consolidated Balance Sheet has also been presented in an unclassified format comparable to the March 31, 2017 presentation.

(3) NEW ACCOUNTING PRONOUNCEMENTS

Adopted During the Year Ended March 31, 2017

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard was effective for the Company’s fiscal year beginning April 1, 2016, and interim periods within that fiscal year. The adoption of this standard did not have a material impact on the Company’s financial statements.

Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, 2015-14, 2016-8, 10,11 and 12 and 2017-13 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of the ASUs is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASUs also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The ASUs are not applicable to securitized beneficial interests that derive accreted yields and, therefore the Company will continue to follow the guidance in ASC 325-40. The adoption of this standard will not have an impact on the consolidated financial statements.

In December 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard is designed to simplify the presentation of deferred income taxes, and requires all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The amendments are effective for the Company’s fiscal year beginning April 1, 2017, and for interim periods within that fiscal year. The Company does not believe the adoption of this guidance will have a material effect on the consolidated financial statements as the Company presents an unclassified balance sheet.

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

In February 2016, the FASB issued ASU 2016-02 related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet, while expense recognition on the income statement remains similar to current lease accounting guidance. The guidance also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The pronouncement is effective for the Company’s fiscal year beginning April 1, 2019, and for interim periods within that fiscal year. The Company does not believe the adoption of this guidance will have a material effect on the consolidated financial statements because leases are month-to-month and not material to the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06 related to the embedded derivative analysis for debt instruments with contingent call or put options. This pronouncement clarifies that an exercise contingency does not need to be evaluated to determine whether it relates only to interest rates or credit risk. Instead, the contingent put or call option should be evaluated for possible bifurcation as a derivative in accordance with the four-step decision sequence detailed in FASB ASC 815-15, without regard to the nature of the exercise contingency. The pronouncement is effective for the Company’s fiscal year beginning April 1, 2017, and for interim periods within that fiscal year., The Company does not believe the adoption of this guidance will have a material effect on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard simplifies certain aspects of the accounting for share-based payment award transactions by allowing entities to continue to use current GAAP by estimating the number of awards that are expected to vest or, alternatively, entities can elect to account for forfeitures as they occur. Another aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. ASU 2016-09 is effective for the Company for its fiscal year beginning

April 1, 2017. The Company does not believe the adoption of this guidance will have a material effect on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. The amendments are effective for the Company’s fiscal year beginning April 1, 2020, including interim periods within that fiscal year. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

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

On May 10, 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for the Company’s fiscal year beginning April 1, 2018, including interim periods within that annual reporting period. Early adoption is permitted, including adoption in any interim period. The adoption of this standard is not expected to have material impact on the Company’s financial statements as the Company does not expect to make future modifications to existing share based payment awards.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(4) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists principally of currency on hand and demand deposits at commercial banks. The Company had $4,364 and $24,717 in cash and cash equivalents as of March 31, 2017, and 2016, respectively. The Company maintains non-interest bearing accounts at one financial institution. The accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.

(5) ADVANCE FOR INVESTMENT IN NET INSURANCE BENEFITS

On June 7, 2013, the Company entered into an Asset Transfer Agreement (the “Del Mar ATA”) with Del Mar Financial, S.a.r.l. (“Del Mar”). As part of the Del Mar ATA, the Company entered into a Structuring and Consulting Agreement with Europa Settlement Advisors Ltd. (respectively, the “Europa Agreement” and “Europa”).

The Del Mar ATA involved the purchase of certain life settlement assets consisting of the legal and net beneficial ownership interest in a portfolio of life insurance policies, or NIBs, among other assets that are consideration and collateral for certain cash advances and expense payments made by the Company. According to the Del Mar ATA, Del Mar, with the assistance of Europa, was obligated to convert the NIBs and other newly acquired NIBs into “Qualified NIBS.” As soon as Del Mar met its obligation to provide Qualified NIBs to the Company, any remaining NIBs and any other consideration and collateral would be returned or released to Del Mar. The original due date for the conversion was December 31, 2013, which date was subsequently extended several times. On April 30, 2015, the Company finalized an amendment to the Del Mar ATA and the related Europa Agreement to extend the deadline until August 31, 2015.

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

On September 30, 2015, the Company transferred to Investment in NIBs the remaining balance of advances and expense payments to Del Mar, totaling $3,368,380, which approximates fair value. This amount was residing in advance for investment in NIBs before being transferred to investment in NIBs (see Note 6).

The bulk of the $10,000,000 proceeds paid in connection with the Matured Policy were used to repay loans secured by such Matured Policy. However, on September 10, 2015, the Company received $1,094,335 as a result of the rights associated with a matured policy within the portfolio serving as collateral under the Del Mar ATA. The maturity occurred prior to the Company taking possession of the NIBs portfolio. As such, the Company agreed that the proceeds were to be allocated $211,000 to pay off a note receivable, $16,428 to pay off accrued interest receivable from prior periods, $11,987 to pay off interest accrued within the current period and $854,920 as a refund of advance payments previously made to or on behalf of Del Mar as part of the Del Mar ATA. The $854,920 was applied to reduce Advance for Investment in NIBs.

(6) INVESTMENT IN NET INSURANCE BENEFITS

The balance in Investment in NIBs at March 31, 2017 and 2016, and related activity for the periods then ended were as follows:

	March 31, 2017	March 31, 2016
Beginning Balance	$29,822,186	$22,544,635
Transfers from Advance for Investment in NIBs	-	3,368,380
Accretion of interest income	5,751,689	3,909,171
Cash received	(1,417,870)	-
Total	$34,156,005	$29,822,186

As explained in Note 5, the Company transferred $3,368,380 from advance for investment in NIBs into investment in NIBs on September 30, 2015.

The table below describes the underlying life insurance policies relating to our investment in NIBs at March 31, 2017, with an adjustment made to reduce the Life Expectancies by the number of months since the last Life Expectancy report:

Life Expectancies* (in years)	Number of Interests in Life Settlement Contracts	Face Value of Underlying Policies

0-1	9	$34,586,111
1-2	6	31,611,111
2-3	7	37,444,444
3-4	11	49,444,444
4-5	6	35,444,444
Thereafter	30	184,813,147
Total of all policies	69	$373,343,701

* The Life Expectancy (“LE”) input is the 70%/30% weighted average of two LEs available at the time of the original creation of the NIB portfolio. The Adjusted Life Expectancy is an unofficial calculation that simply reduces the original LE by the number of months since the last LE report. It should be noted that the insured’s health, medical conditions and other considerations may have changed since the LE report, so that the Adjusted LE is simply an estimate. These LEs were produced by third-party life expectancy companies and represent the actuarial mean of how long an individual is expected to live. The number is a calculation done with the LE provider’s proprietary statistical model that is typically based on individualized mortality curves for each life factoring in the insured’s gender, age, health and family history, medical conditions, and other considerations. In purchasing, financing or insuring life insurance policies or NIBs, we may use alternate life expectancy companies or may use weighted averages of two or more life expectancy companies, depending on the facts and circumstances of the case and requirements of the various counterparties. The life expectancy report is just an estimate, as the life expectancy of any individual cannot be known with absolute certainty.

The original face value of the underlying life insurance policies was $412,820,622. This value takes into account the approximately 72.2% of the NIBs associated with a portfolio of life settlement policies having a face value that originally totaled $94,000,000 (see Note 5). One policy matured during March 2014, totaling $8,000,000. A second policy  with a face value of $10,000,000 matured during November 2016. Between February and March 2017, two additional maturities occurred within one portfolio of policies, totaling $14,500,000 million in face value, both of which were earlier than was forecasted based on the LE reports. The remaining $373,343,701 represents the total insurance settlement on the life insurance policies as of March 31, 2017, including the estimated future increase for certain policies that have return of premium provisions.

The table below shows all maturities that have occurred from the Company’s inception through March 31, 2017:

Fiscal Year ended March 31,	Number of Maturities	Original Face Value of Underlying Policies	Company’s Portion of Face Value
2013	0	$0	$0
2014	1	8,000,000	8,000,000
2015	0	0	0
2016	1	10,000,000	7,222,222
2017	3	24,500,000	24,500,000
	5	$42,500,000	$39,722,222

The Company utilizes senior lender loan to value ratios to estimate potential proceeds from future maturity distributions. As repayment priority belongs to the Holders’ lender and MRI providers upon proceeds being received from the life insurance policies serving as collateral for the loan, upon the realization of a maturity, the Company does not immediately know the amount of cash that it will receive, if any, from that maturity. At March 31, 2017, maturity proceeds were first to be used to repay interest and principal owed under the loan (as long as the outstanding loan amount exceeds 50% of the aggregate value of the life insurance policies securing the loan) including draws on the MRI, if applicable, next to pay the Holder’s servicing fees, then to repay any additional amounts owed to the Holders’ lender and MRI provider and finally to an account designated by the Holder. If it was determined that the outstanding loan amount is less than 50%, and all other obligations have been paid in full, the Company may be eligible to receive a distribution. From the realization of a maturity to the time a determination was made about the availability of cash for distribution to the Company typically took 2 to 3 months.

The Company anticipates that the approximately $40 million in early maturities will have a positive effect on the future cash flows it expects to receive from these portfolios. In addition, the Company received updated information from the policy owners during the year ended March 31, 2017, regarding reduced management fees relating to maintaining the underlying policies, and favorable changes in the senior debt balances and related loan-to-value ratios. As a result of these factors, a recalculation was made to the financial models used to calculate accretable income to reflect the resulting increased and accelerated cash flows. The resulting increase on the Interest Income on Investment in NIBs for the year ended March 31, 2017 was $393,920 over the accretable income that would have been recognized under the prior models during the same period. This increase had no significant effect on the Company’s earnings per share.

As of March 31, 2017, the policy Holders had paid $120,696,149 on policy premiums. The policy Holders are independent of the Company, and as separate entities there is a risk that such entities might not continue to pay the policy premiums and other expenses as has been done historically. The Company monitors the policy Holders’ ability to maintain the underlying policies, and in the event the policy Holders are unable to make the required payments, the Company would evaluate whether to directly maintain the underlying policies through the policy Holders or allow them to lapse. Senior loan agreements and MRI reinsurance are typically intended to cover these payments. As of March 31, 2017, none of the underlying policies have lapsed and the required payments remain current.

The table below describes the future estimated premium payments, other expenses and interest paid by external parties expected to be paid on the policies for the five years subsequent to March 31, 2017, and thereafter. Significant estimates are made as part of the calculation of the premium payments, other expenses and interest amounts identified in the table below. The following table only includes the percentage of the future estimated premium payments, other expenses and interest relating to the portfolio of which the Company only has partially owned NIBs. The following table does not include all of the estimation factors used by the Company in estimating expected net cash receipts for interest income calculation purposes, and is intended to only provide the estimated premium payments, other expenses and interest amounts related to the policies underlying the Company’s NIBs (totals do not include premiums, expenses and interest paid for prior years):

Year	Premiums	Expenses + Interest	Total
Year 1	$14,718,014	$9,850,077	$24,568,091
Year 2	15,066,981	8,071,797	23,138,778
Year 3	13,464,031	7,165,785	20,629,816
Year 4	13,597,127	7,651,955	21,249,082
Year 5	11,943,568	10,176,791	22,120,358
Thereafter	25,506,798	15,213,806	40,720,604
Total	$94,296,519	$58,130,211	$152,426,730

The projected premiums, expenses and interest were created using the expected remaining life expectancies on the policies and other key assumptions. The expenses and interest calculations were based on the interest rates on the loans to the Holders of the policies, current reinsurance interest rates, origination fees, servicing fees and other custodial fees expected during the life of the investment. The lender for the Holders of the policies provides the loans at a high rate of interest and loan payments are guaranteed by the MRI or reinsurance coverage. The policy Holders receive ongoing fees and a percentage of death benefits when a policy matures which we included in the estimated expenses. The Company receives cash flows from its investments in NIBs after all other loan balances, costs and expenses are paid.

Our Investment in NIBs are classified as held-to-maturity investments and are included on the Company’s balance sheet. The NIBs have a contractual maturity date of 25 years from inception, which ranged from December 2011 to January 2013. The amortized cost, aggregate fair value and gross unrecognized holding gains and losses at March 31, 2017 and 2016, were as follows:

	March 31, 2017	March 31, 2016

Amortized Cost Basis/Net Carrying Amount	$34,156,005	$29,822,186
Aggregate Fair Value (See Note 2)	45,643,224	29,432,917
Gross Unrecognized Holding Gains/(Losses)	$11,487,219	$(389,269)

During April 2016, the Company received $1,417,870 in cash proceeds associated with maturities and miscellaneous adjustments to other underlying policies. The cash proceeds reduced the carrying value of the Company’s Investment in NIBs.

(7) NOTES PAYABLE, RELATED PARTY

As of March 31, 2017 and 2016, the Company had borrowed $5,214,753 and $3,820,178, respectively, excluding accrued interest, from related parties under notes payable agreements that allow for borrowings of up to $6,730,000, exclusive of accrued interest. There are no covenants associated with these agreements. Of the $5,214,753 of notes payable owed as of March 31, 2017, $3,714,753 was due August 31, 2018. The remaining $1,500,000 was due November 30, 2018 (see Note 16 for subsequent due date extensions). In the event the Company completes a successful equity raise, principal and interest on notes payable totaling $5,549,379 are due in full at that time. The notes payable incur interest at 7.5%, and are collateralized by Investment in NIBs. During the years ended March 31, 2017 and 2016 the Company borrowed under these agreements an additional $1,544,576 and $2,520,178 respectively, and repaid $150,000 and $200,000, respectively. As of March 31, 2017, the Company had availability to borrow up to $1,515,247. The interest associated with these notes of $334,626 and $145,669 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2017 and 2016, respectively. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

On February 1, 2017, the note payable, related party agreement that allowed for borrowings of up to $2,130,000 was amended to extend the due date from November 30, 2017 to November 30, 2018. Also on February 1, 2017, the note payable, related party agreement that allowed for borrowings of up to $3,600,000 at December 31, 2016, was amended to increase the borrowings from $3,600,000 to $4,600,000. See Note 16 for a detail of activity on the Notes Payable, Related Party subsequent to March 31, 2017.

(8) NOTES PAYABLE TRANSFERRED TO REDEEMED COMMON STOCK PAYABLE

At March 31, 2014, the Company owed $1,455,904, including accrued interest, for notes payable. During the year ended March 31, 2015, the Company had accrued an additional $37,350 in interest. The note incurred interest at 4%, was collateralized by NIBs and was due in April 2015. During June 2015, the note payable and related accrued interest were converted to equity through the issuance of 187,500 shares of common stock and the holder was granted the right to require the Company to redeem the common stock for $8.00 per share. On June 9, 2015, the holder exercised a portion of the redemption right relating to 93,750 shares and, as a result, the Company paid the holder $750,000 to redeem the shares. On March 25, 2016, the holder exercised the redemption right in relation to the remaining shares and on April 12, 2016, the Company paid the holder an additional $750,000 to redeem the remaining shares. At March 31, 2016, the $750,000 associated with the redemption had been recorded on the balance sheet as Mandatorily Redeemable Common Stock.

(9) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended to August 31, 2017. On October 25, 2016, the Company agreed to amend the 8% Convertible Debenture Agreement that extended the due date and conversion rights to February 28, 2018, and then on March 15, 2017, the Company agreed again to amend the agreement to extend the due date and conversion rights to August 31, 2018. As of March 31, 2017 and 2016, the Company owed $700,000 under the agreement, excluding accrued interest. The associated interest of $102,487 and $46,488 at March 31, 2017 and 2016, respectively, is recorded on the balance sheet as an Accrued Expense obligation.

(10) STOCK OPTIONS

During the year ended March 31, 2014, the Company issued common stock options to certain directors, officers, consultants and employees. The Company has recorded stock-based compensation expense of $182,572 and $508,503 related to these options for year ended March 31, 2017 and 2016, respectively. At March 31, 2017, all stock options had vested and all expenses relating to the outstanding options had been recognized as stock-based compensation expense. On the date of grant, the contractual option terms were all 5 years, with all options have an expiration date between April and October of 2018.

Below is a summary of the stock option activity for the years ended March 31, 2017 and 2016 (including the 80,000 stock options granted to non-employees):

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value

Outstanding as of March 31, 2015	2,185,000	$1.54	$0.91	3.50	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(78,125)	-	-	-	-
Outstanding as of March 31, 2016	2,106,875	$1.57	$1.04	2.50	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2017	2,106,875	$1.57	$1.04	1.50	$-
Vested and Expected to Vest as of March 31, 2017	2,106,875	$1.57	$1.04	1.50	$-

Exercisable as of March 31, 2016	1,865,205	$1.57	$1.04	2.50	$1,227,109
Exercisable as of March 31, 2017	2,106,875	$1.57	$1.04	1.50	$1,217,847

If all vested options as of March 31, 2017 were to be exercised, the Company could expect to receive $3,314,294.

(11) WARRANTS

On April 8, 2013, the Company approved a private placement of its common stock that provided for the payment of introduction fees in the form of cash and warrants and later amended. As a result of investments totaling $7,000,000 in this private offering by persons introduced to the Company, the Company authorized the issuance of 70,000 warrants to purchase 70,000 shares of the Company’s common stock. The warrants have an exercise price of $5.00 per share and have a contractual life of two years from the effective date of the funds invested in the offering by the parties introduced to the Company, which was May 31, 2013. The Company recorded $139,251 in stock issuance costs related to the warrants as of March 31, 2014, which represented the entirety of the related issuance costs.

As of March 31, 2016, all warrants had expired.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value
Outstanding as of April 1, 2015	70,000	$5.00	$1.92	0.17	-
Granted	-	-	-	-	-
Cancelled/Expired	(70,000)	5.00	1.92	-	-
Outstanding as of March 31, 2016	-	$-	$-	-	$-
Granted	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2017	-	$-	$-	-	$-

Exercisable as of March 31, 2016	-	$-	$-	-	$-
Exercisable as of March 31, 2017	-	$-	$-	-	$-

(12) STOCK TRANSACTIONS

During March 2015, we agreed to pay $150,000 in cash, issue 1,130,000 shares of common stock and forgive a note receivable with an outstanding amount of $150,000 in exchange for relief of a $1,493,254 note payable and the receipt of NIBs. The net consideration given for the relief of the note payable and receipt of NIBs totaled $1,493,254 and $7,846,746, respectively, for a total of $9,340,000. (See Note 8). Of the 1,130,000 common shares to be issued, 187,500 shares were subject to a redemption right that requires the Company to buy back the shares for $8.00 per share at the option of the holder. The total common stock still subject to the redemption right at March 31, 2016, was recorded as Mandatorily Redeemable Common Stock on the consolidated balance sheet (see Note 8).

On June 9, 2015 the remaining 942,500 common shares were issued. In addition, as explained in Note 8, the 187,500 of redeemable common shares were issued and subsequently redeemed.

(13) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of March 31, 2017, the Company had $4,364 of cash assets, compared to $24,717 as of March 31, 2016. As of March 31, 2018, the Company had access to draw an additional $5,900,492 on the notes payable, related party (see Note 7) and $3,000,000 on the Convertible Debenture Agreement (See Note 9). The Company’s average monthly expenses are expected to be approximately $132,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. Outstanding Accounts Payable as of March 31, 2017 totaled $508,071, and other accrued liabilities totaled $753,780. Management has concluded that its existing capital resources, and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through April 2019. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. The Company also continues to evaluate other debt and equity financing opportunities.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. In order to continue to purchase additional NIBs, the Company will likely need to raise additional capital.

(14) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

As explained in Note 1, the Company is focused on the purchase of NIB’s based on life settlements or life insurance policies. The Company does not take possession or control of the policies. The owners of the life settlements or life insurance policies acquired such policies at a discount to their face value. The life insurance portfolios underlying our NIBs typically involve loans originated with 4-5 year terms. The Company assumes that the Holders will be able to refinance their loans at the end of the respective loan terms. However, the Holders’ Lender’s ability to offer replacement loans is governed by factors that are beyond the Company’s control or the control of the Holders. If the Holders are unable to refinance their loans with the Holders’ Lender, the Holders may not be able to continue to pay the premiums on the life insurance policies they hold and such life insurance policies may need to be liquidated, thereby potentially reducing the return on our NIBs. At March 31, 2017, the entities that own the policies maintain a total of 13 separate loan agreements with the senior lending facility, all with separate expiration dates. As of March 31, 2017, 7 of these loans had expiration dates that had lapsed, with the remaining 6 loans having maturity dates ranging from June 2017 to January 2018. During October 2017, the entities completed a refinancing of the loans that had matured and were about to mature. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. During December 2017, these new loans were extended through April 15, 2018, and do not require MRI coverage. Under the new senior lending facility the Company has not projected distributions from its investment in NIBs until the facilities are paid in full. The Holders are engaged in negotiating revised loan expiration dates and refinancing agreements, as well as exploring relationships with additional potential senior lenders (under which MRI coverage may not be required). If they are not successful, we may lose our interest in the affected NIBs.

On settlement, the Company receives the net insurance benefit after all borrowings, interest and expenses have been paid by the Holders out of the settlement proceeds. However, in the event of default of the owner, the Company may be required to expend funds on premiums, interest and servicing costs to protect its interest in NIBs, though the Company has no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, the Company would be required to evaluate its investment in NIBs for other-than-temporary impairment. In addition, see Note 6 relating to associated commitments and contingencies affiliated with life settlements or life insurance policies.

During July 2015 a group of persons located in the United States (the “Purchasers”) acquired the entities that owned all of the portfolios of life insurance policies underlying the Company’s NIBs.  In connection with this purchase, the Purchasers and the respective owners of these portfolios entered into a settlement agreement releasing such owners and their managers from liability related to their ownership and management of the entities that owned the respective portfolios of life insurance contracts.  The Company and Purchasers agreed to indemnify the prior owners of such portfolios against future claims in connection with the issuance of the NIBs or their ownership or management of the entities sold, based on actions that occurred prior to this sale to the Purchasers. The Company and Purchasers further agreed to maintain certain liquidity requirements of the entities underlying the NIBs for a period of 15 months following the acquisition by the Purchasers, which 15 month period expired in October 2016. If such liquidity was not provided, the Company and Purchasers were obligated to indemnify the prior owners and managers of the entities against third party claims for unpaid expenses. Neither the purchase of these entities nor the Settlement Agreement resulted in any material change in the Company’s NIBs ownership interest. The Company was supportive of the Purchasers acquiring the entities that owned the portfolios of life insurance contracts underlying the Company’s NIBs and was willing to provide the indemnification because it believed this ownership change would result in a reduction of costs and expenses associated with ownership of the NIBs, which would increase their intrinsic value. The Company was made aware by the Purchasers that credit was presently no longer available to pay certain costs to maintain the structure of the underlying life insurance policies. The Company’s obligations to provide liquidity under the Settlement Agreement have now expired and the Company is not legally obligated for costs incurred by the entities underlying the NIBs. However, if credit does not become available to Purchasers from the underlying loans to pay the costs as explained above, whether it be by proceeds from a future maturity or other negotiations, the Company may provide such liquidity to protect its investment in the NIBs. The total historical unpaid costs incurred prior to the ownership transition and potential unpaid cost incurred after the ownership transition approximates $370,000 and $580,000, respectively, for an estimated total of $950,000. The Company believes the probable amount it will ultimately pay is approximately $316,667 which relates to unpaid costs incurred prior to the transition. Therefore, the Company accrued $316,667 during the year ended March 31, 2017 to account for this uncertainty, which is included within the annual General and Administrative Expenses on the Company’s Statement of Income. As of March 31, 2017, the Company anticipated that the accrued amount would be paid by August 31, 2017, and therefore this amount was recorded as accrued expense. See Note 16 for updates to the estimated costs subsequent to year end.

(15) INCOME TAXES

The Company provides for income taxes under ASC 740, Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The provision for income taxes for the years ended March 31, 2017 and 2016 consists of the following:

	2017	2016
Current Taxes
Federal	$-	$-
State	-
Deferred Taxes
Federal	691,824	-
State	67,148	-
Total Provision	$758,972	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 34% to pretax income from continuing operations for the years ended March 31, 2017 and 2016 due to the following:

	2017	2016

Income tax benefit at U. S. federal statutory rates:	$942,184	$28,468
State tax, net of federal benefit	91,446	2,762
Permanent and other differences	153	52,076
Change in valuation allowance	(274,811)	(83,306)
	$758,972	$-

The tax effects of significant items comprising the Company’s net deferred taxes as of March 31, 2017 and 2016 were as follows:

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$3,326,228	$2,811,596
Stock and warrant compensation	718,295	650,196
Valuation allowance	-	(274,811)
Net deferred tax assets	$4,044,523	$3,186,981
Deferred tax liabilities:
Investment in net insurance benefits	$(4,803,495)	$(3,186,981)
Net deferred tax liabilities	$(4,803,495)	$(3,186,981)

Total net deferred tax assets/liabilities	$(758,972)	$-

The Company assesses the need for a valuation allowance against its deferred income tax assets at March 31, 2017. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. At March 31, 2016 management had recorded a 100% valuation allowance, totaling approximately $275,000, on the amount the Company’s deferred tax assets exceeding the Company’s deferred tax liabilities. As a result, no income tax expense (benefit) or deferred tax asset or liability was recorded on the financial statement. As of the year ended March 31, 2017, our deferred tax liabilities began to exceed the Company’s deferred tax assets, which resulted in the recording of income tax expense and a deferred tax liability. As a result, during the year ended March 31, 2017, the $275,000 valuation allowance was released as the deferred tax liabilities exceeded the deferred tax liabilities and the expectation of cash inflows from the actual and anticipated maturities of the underlying life insurance policies, which will create taxable income to the Company. The deferred tax assets primarily relate to net operating loss carryforwards and the deferred tax liabilities primarily relate to revenue recognized for financial reporting purposes, but not for tax reporting purposes.

As of March 31, 2017, the Company has U.S. federal net operating loss carryforwards of $8,917,501. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2022. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

Under FASB ASC 740-10-05-6, tax benefits are recognized only for the tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the company’s tax return that do not meet these recognition and measurement standards.

The Company had no liabilities for unrecognized tax benefits and the Company has recorded no additional interest or penalties.

(16) SUBSEQUENT EVENTS

Subsequent to year end, the following events transpired:

The Company received $9,269,568 in cash proceeds associated with maturities and miscellaneous adjustments to other underlying policies. The cash proceeds reduced the carrying value of the Company’s Investment in NIBs. With these proceeds, the Company subsequently paid down principal and accrued interest on the Notes Payable, Related Party and the Convertible Debenture. Subsequent to March 31, 2017, the Company drew an additional $600,000 on the Notes Payable, Related Party, and repaid $4,785,245 in principal on those notes. In addition, the Company paid $539,643 toward accrued interest related to Notes Payable, Related Party. During the same period, the Company drew an additional $200,000 on the Convertible Debenture, and also repaid $900,000 in principal. In addition, the Company paid $10,000 toward accrued interest related to the Convertible Debenture. As of April 12, 2018, the outstanding principal balances of the Notes Payable, Related Party totaled $829,508 and the outstanding principal balance of the Convertible Debenture is $0.

On December 6, 2017, the note payable, related party agreement that allowed for borrowings of up to $3,600,000 at December 31, 2016, was amended to extend the due date from August 31, 2018 to August 31, 2019. On March 20, 2018, the note payable, related party agreement that allowed for borrowings of up to $2,130,000 was amended to extend the due date from November 30, 2018 to August 31, 2019. On December 7, 2017, the Company agreed to amend the agreement to extend the due date and conversion rights on the Convertible Debenture from February 28, 2018 to August 31, 2019.

As further explained in Note 14, during October 2017, the Holders completed a refinancing of the loans that had matured and were about to mature. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. During December 2017, these new loans were extended through April 15, 2018. Under the new senior lending facility the Company has not projected distributions from its investment in NIBs until the facilities are paid in full. The Holders are engaged in negotiating revised loan expiration dates and refinancing agreements, as well as exploring relationships with additional potential senior lenders.

Effective January 1, 2018, Matthew Pearson resigned his position as the Company’s Chief Operations Officer to pursue other opportunities. As of the date of this filing, no replacement has been designated to fill his position.

During October 2017 the Company received notification from the Holders that the $316,667 in certain unpaid costs to maintain the structure of the life insurance policies, which the Company had accrued at March 31, 2017 (see Note 14), had been paid in full by the Holders. Subsequent to March 31, 2017, the Company has reversed the effects of the $316,667 accrued liability on its balance sheet.

During February 2018, management engaged consultants to explore and analyze financing alternatives available to the Company. The approximately $362,000 paid to the consultants was capitalized as a Financing Advance on the Company’s consolidated balance sheet prepared subsequent to March 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was signed into law by the President of the United States. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate tax rate from 35% to 21% effective for the Company’s calendar year ending March 31, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Company will recognize the effects of the Tax Reform Act for the re-measurement of the net deferred tax liabilities during the year ended March 31, 2018. This will be done in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Reform Act was signed into law. The guidance addresses how a company recognizes provision amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. As such, the financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC 740 is incomplete, but a reasonable estimate could be determined. Pursuant to the SAB 118, we are allowed a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, the end of the period covered by this Annual Report on Form 10-K due to the material weaknesses described below.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting is designed to provide reasonable assurance of achieving its objectives as specified above. Management does not expect, however, that our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2017, our internal control over financial reporting was not effective due to the material weaknesses described below.

(c) Material Weaknesses

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of March 31, 2017, the Company’s internal control over financial reporting was not effective because of the material weaknesses described below:

The design and operating effectiveness of our control environment and risk assessment, control activities and monitoring activities were inadequate to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Control Environment and Risk Assessment – The Company did not have an effective control environment with the structure necessary for effective internal controls over financial reporting. Further, the Company did not have an effective risk assessment to identify and assess risks associated with changes to the Company’s investment model and the impact on internal controls. The Company failed to ensure that proper policies and procedures were established to maintain an effective control environment. Specifically, the Company did not have policies and procedures in place to ensure that accounting conclusions are always thoroughly documented.

Information and Communication – The Company did not have effective information and communication activities to ensure the Company uses relevant information to support internal controls over financial reporting. Specifically, the Company did not always ensure that relevant information was provided to those responsible to document the Company’s accounting conclusions.

Control and Monitoring Activities – The Company did not have control activities that were designed and operating effectively including management review controls, monitoring and assessing the work of consultants, and verifying the completeness and accuracy of information. Specifically, the Company did not always maintain adequate procedures for the review of work performed by those responsible for reaching accounting conclusions and preparing disclosures and accounting schedules. Further, the Company did not always have procedures in place to thoroughly review the work of its consultants.

Our principal executive and principal financial officer is in the process of performing a review of our processes and controls over review of information with sufficient precision, including proper documentation to support accounting conclusions and communication and dissemination of information relevant to financial reporting. This includes an evaluation of existing procedures and controls to formalize, document and implement new policies and procedures for review of our various financial reporting processes. Although the review process has not been finalized, the Company has implemented a procedure to have the in-house lead attorney and chairman of the board of directors read all significant Exchange Act filings prior to issuance for the purposes of highlighting inconsistencies in filings with existing legal agreements and current business strategy.

Even though no material misstatement was identified in the financial statements, it was determined that there was a reasonable possibility that a material misstatement in the Company’s financial statements would not have been prevented or detected on a timely basis. Notwithstanding the identified material weakness, the Company believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

(d) Changes in Internal Control Over Financial Reporting

Other than described above in the Item 9A. Controls and Procedures, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Identification of Our Directors and Executive Officers

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kraig T. Higginson	Chairman of the Board	1/12/2015	*
Ty Mattingly	Director	03/29/13	*
Randall F. Pearson	President	03/29/13	*
	Principal Executive Officer	03/29/13	*
	Principal Financial Officer	03/29/13	*
	Director	04/01/13	*
Matthew G. Pearson	Chief Operating Officer	10/21/13	12/31/2017

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

Background and Business Experience

Kraig T. Higginson is 62 years of age and was appointed to the position of Chairman of the Board of Directors. Mr. Higginson served as Chief Executive Officer of VIA Motors, Inc. (“Via Motors”), a hybrid electric vehicle company (PHEV), from November 2010 to January 2014, where he was responsible for overseeing the management and business of Via Motors and its employees. From October 2003 until November 2010, he served as Chairman of the Board of Directors of Raser Technologies, Inc. (“Raser Technologies”), which was an NYSE listed company at that time. Mr. Higginson resigned as a director of Raser Technologies on February 11, 2011. Raser Technologies filed bankruptcy proceedings on April 29, 2011, and was subsequently delisted from NYSE. Mr. Higginson also founded American Telemedia Network, Inc. (“American Telemedia”), a publicly-traded NASDAQ company that developed a nationwide satellite network broadcasting data, video programming and advertising to shopping centers and malls, and he served as President and Chief Executive Officer of American Telemedia from 1984 through 1988.

Mr. Ty Mattingly is 53 years old. He has been a successful and active private equity and angel investor since 2004. He co-founded SBI-Razorfish in 1998, and led its growth to become a major independent interactive marketing firm in the country. This was accomplished by acquiring many of the largest publicly and privately held interactive marketing firms in the world. He sold the firm to Aquantive, which was later acquired by Microsoft. Prior to co-founding SBI-Razorfish, Mr. Mattingly was the co-founder and Senior Vice President of Sales and Business Development for Novonyx, a joint venture between Novell and Netscape, which was later acquired by Novell. Prior to his accomplishments at Novonyx, he worked at Novell and IBM in a variety of senior executive, management and marketing roles. Mr. Mattingly graduated from the College of Engineering at Brigham Young University, where he was a member of the 1984 NCAA National Championship Football Team and an Academic All-American.

Mr. Randall F. Pearson is 63 years old. Mr. Pearson was employed by JWD Management Corp., dba, Video II for 26 years, resigning in May, 2011. He became the President of ANEW LIFE in February, 2013. While working at JWD, he served in various positions, including National Sales Manager, Vice President of Operations, Vice President, President and CEO. Video II has provided movie and DVD rental and other related services for grocery chains nationwide. Mr. Pearson managed the video rental program in 900 different grocery store locations. He has also fully managed the program that included videos and DVDs for sale, as well as other products in over 1,400 locations. He oversaw a full service merchandising program with representatives that serviced the products Video II supplied to the grocery stores, supervising over 70 employees at Video II’s corporate offices and over 450 employees in 33 states. Video II was one of the larger video “rackers” in the U.S. During this same time frame, Mr. Pearson also owned and managed his own residential and commercial investment properties, and has focused on those activities since leaving JWD in 2011. Mr. Pearson attended Brigham Young University from 1972 to 1977, in

Business Management, obtained a real estate brokers license in 1977; and received Series 7 Securities License in 1978.

Mr. Matthew G. Pearson is 50 years of age. There are no family relationships between Mr. Pearson and any director or executive officer of the Company. Mr. Pearson has 27 years of experience in corporate finance, real estate brokerage and development. He was a cofounding partner with EHI, LLC, which was established in August of 2009. EHI, LLC is a Life Settlement Securitization Company, which worked through an almost $1,000,000,000 securitization of a pool of life settlement policies. During his tenure at the company, Mr. Pearson managed every aspect of the company’s business since inception, including transaction design and implementation, policy selection, ownership structure for the corporate entities to ensure appropriate tax treatment, to creation and consummation of agreements with 20 vendors required to structure and complete the bond offering tied to the securitization. From July, 2011, to his employment as COO with the Company, he was also a partner in Evolution Capital Partners, a company in the business of providing loans to small cap publicly-traded companies.

Significant Employees

Lisa L. Fuller, Esq. is 50 years of age and is our general legal counsel. She is licensed in California, Texas and Oklahoma, with 14 years of law firm experience and nine years of in house counsel experience, in the areas of tax, contracts, corporations and partnerships, estate planning, insurance and exempt organizations. From 2009 to the beginning of April 2013, she was general legal counsel for NorthStar Life Services, LLC, of Irvine, California, the Servicer, of the current portfolio of policies underlying the Company’s NIBs, where she managed a four person legal department; Structured international and domestic companies and transactions, reviewed and negotiated contracts; Managed all company litigation; tax planning (U.S. and internationally, with a focus in Luxembourg, Germany and the Cayman Islands); and oversaw purchase of a European financial institution and assisted with obtaining various approvals from regulators related to business plans and deposits. She also served as general legal counsel for Pacifica Group, LLC, of Irvine, California, a predecessor of NorthStar, from 2006 until 2009, where, in addition to other services similar to those performed for NorthStar, she lobbied for the passage of regulations related to life settlements. She graduated from New York University, New York, NY, with an LL.M. Degree in Taxation, 1993; the University of Oklahoma, Norman, OK, receiving a J.D. Degree, 1992; and Trinity University, San Antonio, TX, receiving a B.A. Degree in Finance, 1988. Lisa is a member of the Bar Associations of Oklahoma and Texas.

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

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended March 31, 2017, and to the date of this Annual Report, all filings were determined to be timely filed.

Corporate Governance

Overview

Our Bylaws provide that the size of our Board is to be determined by resolution of the Board. Our Board has fixed the exact number of directors at three. Our Board currently consists of three members.

We are subject to a number of technological, regulatory, product, legal and other types of risks. The Board is responsible for overseeing these risks, and we employ a number of procedures to help them carry out that duty. For example, Board members regularly consult with executive management about pending issues and expected challenges, and at each Board meeting directors receive updates from, and have an opportunity to interview and ask questions of, key personnel and management. Furthermore, because our Chief Executive Officer serves as a member of our Board, we believe that the Board has a direct channel and better access to insights into our performance, business and challenges.

Board Leadership Structure

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based upon the position and direction of the Company and the membership of the Board. The Board has determined at this time that the Company’s Chairman should not be its Chief Executive Officer.

The Board has determined that of the current directors or nominees, Messrs. Higginson and Mattingly would qualify as independent directors as that term is defined in the listing standards of The NASDAQ Capital Market if we were listed on The NASDAQ Capital Market. Such independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. As Mr. Pearson is also employed by the Company, the Board has determined that Mr. Pearson is not currently independent. Although the Company’s common stock is not listed on The NASDAQ Capital Market, the Company has applied The NASDAQ Capital Market independence rules to make its independence determinations.

Committees of the Board of Directors

The Board has not established an Audit Committee, a Compensation Committee or a Nominating Committee. Therefore, the Board has not adopted written charters for any of these committees. Because we have only three directors and two executive officers, we believe that we are able to effectively manage the issues normally considered by such committees. The Board also does not have an audit committee financial expert. We believe we are currently able to manage our audit and financial reporting obligations without an audit committee financial expert. However, as we grow, we will consider adding an audit committee financial expert.

In evaluating a director candidate, our Board of Directors will review his or her qualifications including capability, availability to serve, conflicts of interest, general understanding of business, understanding of the Company’s business and technology, educational and professional background, personal accomplishment and other relevant factors. Our Board of Directors has not established any specific qualification standards for director nominees and we do not have a formal diversity policy relating to the identification and evaluation of nominees for director, although from time to time the Board of Directors may identify certain skills or attributes as being particularly desirable to help meet specific needs that have arisen. Our Board of Directors may also interview prospective nominees in person or by telephone. After completing this evaluation, the Board of Directors will determine the nominees.

The Board has not adopted a formal process for considering director candidates who may be recommended by stockholders. However, our policy is to give due consideration to any and all such candidates. A stockholder may submit a recommendation for director candidates to us at our corporate offices, to the attention of Randall F. Pearson. We do not pay fees to any third parties to assist us in identifying potential nominees.

Number of Meetings

The Board held a total of two (2) meetings during 2017. Each incumbent director attended all of the Board meetings. Although we do not have a formal policy regarding attendance by directors at our annual meeting, we encourage directors to attend.

Codes of Ethics and Business Conduct

We have adopted a corporate Code of Ethics and Business Conduct which is available on our website at www.sundancestrategies.com. The Code of Ethics and Business Conduct applies to all our officers, directors and employees, including our principal executive officer, principal financial officer and accounting officer and controller, or persons performing similar functions. If we effect an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our website at www.sundancestrategies.com.

ITEM 11: EXECUTIVE COMPENSATION

Director Compensation

The following table provides information regarding compensation of non-employee directors who served during the fiscal year 2017.

Director Compensation for the Fiscal Year 2017

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(3)	Total ($)
Kraig T. Higginson(1)	-	-	-
Ty Mattingly(2)	-	-	-

(1)	As of March 31, 2017, Mr. Higginson has no option awards outstanding and has not been granted options.

(2)	During March 31, 2013, Mr. Mattingly had 500,000 option awards granted

(3)	The amounts in this column do not reflect compensation actually received by our non-employee directors nor do they reflect the actual value that will be recognized by the non-employee directors. Instead, the amounts reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718 of awards of stock options made to non-employee directors for the fiscal year ended March 31, 2017 but excludes an estimate for forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model

Director Stock Option Awards

Name	Date of Grant	Exercise Price	Term	Amount Vested
Randall F. Pearson	4/5/2013	$0.77	Five Years	500,000
Ty Mattingly	4/5/2013	$0.77	Five Years	500,000
Kraig T. Higginson(1)	N/A	N/A	N/A	N/A

(1)	As of March 31, 2017, Mr. Higginson has no option awards outstanding and has not been granted options.

At this time, the Company does not compensate its non-employee directors.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee. Therefore, our entire Board makes all compensation decisions relating to our executive officers.

Executive Compensation Objectives and Principles

The overall objective of our executive compensation program is to help create long-term value for our stockholders by attracting and retaining talented executives, rewarding superior operating and financial performance, and aligning the long-term interests of our executives with those of our stockholders. Accordingly, our executive compensation program incorporates the following principles:

•	Compensation should be based upon individual job responsibility, demonstrated leadership ability, management experience, individual performance, and Company performance.

•	Compensation should reflect the fair market value of the services received. We believe that a fair and competitive pay package is essential to attract and retain talented executives in key positions.

•	Compensation should reward executives for long-term strategic management and enhancement of stockholder value.

•	Compensation should reward performance and promote a performance oriented environment.

Executive Compensation Procedures

We believe that compensation paid to our executive officers should be closely aligned with our performance and the performance of each individual executive officer on both a short-term and a long-term basis, should be based upon the value each executive officer provides to us, and should be designed to assist us in attracting and retaining the best possible executive talent, which we believe is critical to our long-term success. To attain our executive compensation objectives and implement the underlying compensation principles, we follow the procedures described below.

Role of the Board. The Board has responsibility for establishing and monitoring our executive compensation programs and for making decisions regarding the compensation of our Named Executive Officers. The Board sets the compensation package of the Named Executive Officers. Our President, Mr. Randall Pearson, suggests items to be considered by the Board from time to time, including the compensation package for the other Named Executive Officer; and participates in meetings in which the compensation package of the other Named Executive Officer is discussed.

The Board relies on its judgment in making compensation decisions after reviewing our performance and evaluating our executives’ leadership abilities and responsibilities with our Company and their current compensation arrangements. The Board’s assessment process is designed to be flexible so as to better respond to the evolving business environment and individual circumstances.

Role of Compensation Consultant. We have not engaged a compensation consultant.

Elements of Compensation

Our executive compensation objectives and principles are implemented through the use of the following elements of compensation, each discussed more fully below:

•	Base Salary

•	Annual Incentive Bonuses

•	Stock-Based Compensation

•	Other Benefits

Base Salary. The Board approved the salaries of all our executive officers for Fiscal Year 2017. Base salaries are offered to ensure that our executive officers receive an ongoing level of compensation. Salary decisions concerning these officers were based upon a variety of considerations consistent with the compensation philosophy stated above. First, salaries were competitively set relative to both other companies in our industry and other comparable companies. The Board considered each officer’s level of responsibility and individual performance, including an assessment of the person’s overall value to the Company. In addition, internal equity among employees was factored into the decision. Finally, the Board considered our financial performance and our ability to absorb any increases in salaries.

Annual Incentive Bonuses. Annual incentive bonuses are designed to reward extraordinary performance by our executives. For Fiscal Year 2017, the Board did not precisely define the parameters of a bonus program for the Named Executive Officers, and no bonuses were awarded to the Named Executive Officers.

Stock-Based Compensation. Each Named Executive Officer is eligible to receive stock-based compensation. Stock-based compensation is designed to more closely align the interests of management with those of our stockholders. We do not have any securities authorized for issuance under an equity compensation plan, or any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation. No stock-based compensation was awarded to the Named Executive Officers in Fiscal Year 2017.

Other Benefits. Our Named Executive Officers receive the same benefits that are available to all other full time employees, including the payment of health, dental, life and disability insurance premiums.

Deductibility of Executive Compensation

Internal Revenue Service (“IRS”) Code Section 162(m) limits the amount that we may deduct for compensation paid to our principal executive officer, principal financial officer, and to each of our three most highly compensated officers to $1.0 million per person. According to the Tax Cuts and Jobs Act of 2017, exemptions to this deductibility limit for various forms of performance-based compensation have been repealed for compensation payable under a written binding contract put into effect after November 2, 2017. Written binding contracts regarding officer compensation are subject to a transition rule that states that contracts in effect prior to November 2, 2017 may continue to qualify for performance-based exemptions so long as the contract has not been materially modified after that date. In the past, annual salary and bonus compensation to our executive officers has not exceeded $1.0 million per person, so the compensation has been deductible. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1.0 million. Under the aforementioned transition rule, option spread compensation from options that meet certain requirements will not be subject to the $1.0 million cap on deductibility. Management will review current and future officer compensation to ensure deductibility is permissible with the Tax Cuts and Jobs Act of 2017. The Board cannot predict how the deductibility limit may impact our compensation program in future years.

Summary Compensation Table

The following information presents the compensation paid to our executive officers in Fiscal Year 2017 and 2016. We refer to these executive officers as the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Randall F. Pearson Principal Executive Officer and Principal Financial Officer	2017	120,000	—	—	—	—	—	120,000
	2016	120,000	—	—	—	—	—	120,000

Matthew G. Pearson Chief Operating Officer	2017	210,000	—	—	—	—	—	210,000
	2016	210,000	—	—	—	—	—	210,000

Outstanding Equity Awards at Fiscal Year End

The following table presents for each named executive officer, information regarding outstanding stock options and stock awards held as of March 31, 2017.

	Option Awards				Stock Awards
Named Executive Officer	Number of securities underlying unexercised options exercisable(1)	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date	Numbers of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)
Randall F. Pearson	500,000	—	0.77	04/05/2018	—	—

Matthew G. Pearson	400,000	—	5.00	10/11/2018	—	—

(1)	The options have not been, and may never be, exercised and actual gains, if any, on exercise will depend on the value of the shares of common stock on the date of exercise.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table shows information regarding the beneficial ownership of our common stock as of March 31, 2017 by (a) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock; (b) each of our named executive officers; (c) each of our directors; and (d) all of our current directors and executive officers as a group. The table is based upon information supplied by directors, executive officers and principal stockholders, and Schedules 13D and 13G filed with the Securities and Exchange Commission.

Percentage ownership in the table below is based on 44,128,441 shares of common stock outstanding as of March 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of March 31, 2017 are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Sundance Strategies, Inc., Attention: Randall F. Pearson, 4626 North 300 West, Suite No. 365, Provo, Utah 84604.

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number	Percent
Directors and Named Executive Officers
Kraig T. Higginson (1)	1,440,000	3.3%
Ty Mattingly (2)	5,937,500	13.5%
Randall F. Pearson (3)	791,431	1.8%
Matthew G. Pearson (4)	400,000	0.9%

All executive officers and directors as a group (5 persons)	8,568,931	16.2%
5% Stockholders Not Listed Above
ZOE, LLC (5)	16,100,000	36.5%
Primary Colors, LLC (6)	4,000,000	9.1%
Radiant Life, LLC (5)	3,952,000	9.0%
Smartrade Consulting, Inc. (7)	4,000,000	9.1%
Glenn S. Dickman (8)	2,302,255	5.2%

* Less than 1.0%.

(1)	Mr. Higginson’s ownership includes 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; and 370,000 shares owned by Ecosystems Resources LLC.

(2)	Mr. Mattingly’s ownership includes 4,000,000 shares owned in the name of Primary Colors, LLC; 1,500,000 shares owned in the name of North Shore Foundation, LLP. Mr. Mattingly is the beneficial owner of Primary Colors, LLC and North Shore Foundation, LLP. It also includes 437,500 shares underlying vested stock options.

(3)	Mr. Randall Pearson’s ownership includes 437,500 shares underlying stock options that have all vested by March 31, 2017.

(4)	Mr. Matthew Pearson’s ownership consists of 377,778 shares underlying stock options that have all vested by March 31, 2017.

(5)	ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 45%. The address of ZOE, LLC is 4626 N. 300 W., Provo, Utah 84604. The address of Radiant Life, LLC is 4626 N. 300 W., Provo, Utah 84604.

(6)	Primary Colors, LLC is beneficially owned by Ty Mattingly, a director of the Company. The address of Primary Colors, LLC is 22 West 620 South, Orem, Utah 84058.

(7)	Smartrade Consulting, Inc. is held by Summit Trustees PLLC for the beneficial owner, Lam Ping of Hong Kong. The address of Smartrade Consulting, Inc. is 22G Tower 4, The Metropolis, 8 Mau Yip Road, Tsung Kwan Q, N.T., Hong Kong

(8)	Mr. Dickman’s ownership includes 421,875 shares underlying vested stock options. Mr. Dickman’s address is 13559 Tuscalee Way, Draper, Utah 84020

Changes in Control

See the heading “Business Development” of Part I, Item 1. To the knowledge of management, there are no arrangements or understandings that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2017, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	2,106,875 (1)	$1.57	-
Total	2,106,875	$1.57	-

(1) Consists of 2,106,875 options and no outstanding warrants.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Review and Approval of Related Person Transactions

Before engaging in a related person transaction, the transaction is presented to non-interested board members for approval. In considering related person transactions, the non-interested board members are guided by their fiduciary duty to our stockholders. The Board of Directors does not have any written or oral policies or procedures regarding the review, approval and ratification of transactions with related person. Additionally, each of our directors and executive officers are required to annually complete a directors’ and officers’ questionnaire that elicits information about related person transactions. Approval of a related person transaction is provided either verbally or in writing.

Related Person Transactions

Other than as described below, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest, except as stated below.

As of March 31, 2017 and 2016, the Company had borrowed $5,214,753 and $3,820,178, respectively, excluding accrued interest, from related parties under notes payable agreements that allow for borrowings of up to $6,730,000, exclusive of accrued interest. There are no covenants associated with these agreements. Of the $5,214,753 of notes payable owed as of March 31, 2017, $3,714,753 is due August 31, 2018. The remaining $1,500,000 is due November 30, 2018. In the event the Company completes a successful equity raise, principal and interest on notes payable totaling $5,549,379 are due in full at that time. The notes payable incur interest at 7.5%, and are collateralized by Investment in NIBs. During the years ended March 31, 2017 and 2016 the Company borrowed under these agreements an additional $1,544,576 and $2,520,178 respectively, and repaid $150,000 and $200,000, respectively. As of March 31, 2017, the Company had availability to borrow up to $1,515,247. The interest associated with these notes of $334,626 and $145,669 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2017 and 2016, respectively. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

On February 1, 2017, the note payable, related party agreement that allowed for borrowings of up to $2,130,000 was amended to extend the due date from November 30, 2017 to November 30, 2018. Also on February 1, 2017, the note payable, related party agreement that allowed for borrowings of up to $3,600,000 at December 31, 2016, was amended to increase the borrowings from $3,600,000 to $4,600,000. See Note 16 to our audited financial statements for the fiscal year ended March 31, 2017 for a detail of activity on the Notes Payable, Related Party subsequent to March 31, 2017.

Parents

We have no parents.

Director Independence

The Board has determined that of the current directors or nominees, Messrs. Higginson and Mattingly would qualify as independent directors as that term is defined in the listing standards of The NASDAQ Capital Market if we were listed on The NASDAQ Capital Market. Such independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. As Mr. Pearson is also employed by the Company, the Board has determined that Mr. Pearson is not currently independent. Although the Company’s common stock is not listed on The NASDAQ Capital Market, the Company has applied The NASDAQ Capital Market independence rules to make its independence determinations.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2017, and 2016:

	2017	2016
Fee Category	BDO	Mantyla McReynolds
Audit Fees	$243,856	$122,379
Audit-related Fees	$-	$-
Tax Fees	$-	$1,050
All Other Fees	$-	$-
Total Fees	$243,856	$123,429

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements including out of pocket expenses.

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

(3)	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.3	NIBs Asset Transfer Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
10.4	Form of Senior Loan Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.5	Form of MRI Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.6	Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 20, 2013, file no. 000-50547)
10.7	Del Mar Financial, S.a.r..l. Asset Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2013, file no. 000-50547)
10.8	Amendment No. 1 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.9	Collateral Release Agreement from PCH to the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.10	Amendment No. 2 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)

10.11	Brown Exclusivity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.12	Amended and Restated Secured Promissory Note of ANEW LIFE, INC. to DMF (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.13	Assignment Agreement of Amended and Restated Secured Promissory Note from the Company to DMF (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.14	Amended and Restated Assignment Agreement from DMF to Hyperion (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.15	Assignment of Buyback Rights of Amended and Restated Secured Promissory Note by DMF to the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.16	Amendment No. 3 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-KA-4 filed July 10, 2014, file no. 000-50547)
10.17	Form of Extension Agreement to Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2014, file no. 000-50547)
10.18	HFII Letter of Intent (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed December 8, 2014, file no. 000-50547)
10.19	HFII Asset Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed June 15, 2015, file no. 000-50547)
10.20	Amendment No. 1 to HFII Asset Transfer Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed June 15, 2015, file no. 000-50547)
10.21	Debenture Agreement Dated June 2, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.23	Line-of-Credit Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**

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

Item 16. Form 10-K Summary   None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: April 12, 2018	By:	/s/ Randall F. Pearson
Randall F. Pearson
President, Principal Executive Officer and Principal Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Kraig T. Higginson	Chairman of the Board of Directors	April 12, 2018
Kraig T. Higginson

/s/ Randall F. Pearson Randall F. Pearson	President (Principal Executive Officer), Director and Principal Financial Officer	April 12, 2018

/s/ Ty Mattingly	Director	April 12, 2018
Ty Mattingly