Form 10-Q
period 2017-09-30
Sundance Strategies, Inc.
filed 2019-04-25
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes [  ] No  [X]

As of April 25, 2019 the registrant had 37,828,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of the Company and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The results from operations for the three and six month period ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2018. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2017, Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form10-K for the fiscal year ended March 31, 2017, which was filed with the SEC on April 12, 2018.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

September 30, 2017 (Unaudited) and March 31, 2017

	September 30, 2017	March 31, 2017
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$343,945	$4,364
Prepaid Expenses and Other Assets	20,122	4,705
Investment in Net Insurance Benefits	5,269,568	34,156,005

Total Current Assets	$5,633,635	$34,165,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$587,470	$508,071
Deferred Income Taxes	-	758,972
Notes Payable, Related Parties	3,011,982	5,214,753
Convertible Debenture	700,000	700,000
Accrued Expenses	396,535	753,780

Total Current Liabilities	4,695,987	7,935,576

Commitments and Contingencies (Note 8)	-	-

Stockholders’ Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares, par value $0.001; 44,128,441 shares issued and outstanding	44,129	44,129
Additional Paid In Capital	24,547,014	24,547,014
Retained Earnings (Accumulated Deficit)	(23,653,495)	1,638,355

Total Stockholders’ Equity	937,648	26,229,498

Total Liabilities and Stockholders’ Equity	$5,633,635	$34,165,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest Income on Investment in Net Insurance Benefits	$-	$1,419,427	$-	$2,873,298

General and Administrative Expenses	402,783	885,493	950,364	1,612,935
Impairment of Accrued Interest Receivable on Net Insurance Benefits	-	-	1,936,311	-

Income (Loss) from Operations	(402,783)	533,934	(2,886,675)	1,260,363

Other Expense
Impairment of Investment in Net Insurance Benefits	-	-	(22,950,126)	-
Interest Expense	(104,591)	(92,946)	(214,021)	(178,828)
Total Other Expense	(104,591)	(92,946)	(23,164,147)	(178,828)

Income (Loss) Before Income Taxes	(507,374)	440,988	(26,050,822)	1,081,535
Income Tax Provision (Benefit)	-	261,862	(758,972)	261,862

Net Income (Loss)	$(507,374)	$179,126	$(25,291,850)	$819,673

Basic and Diluted:
Basic Earnings (Loss) Per Share	$(0.01)	$-	$(0.57)	$0.02
Diluted Earnings (Loss) Per Share	$(0.01)	$-	$(0.57)	$0.02

Basic Weighted Average Number of Shares Outstanding	44,128,441	44,128,441	44,128,441	44,134,555
Diluted Weighted Average Number of Shares Outstanding	44,128,441	45,563,821	44,128,441	45,476,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2017 and 2016

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2017	September 30, 2016

Operating Activities

Net Income (Loss)	$(25,291,850)	$819,673
Adjustments to reconcile to net cash from operating activities:
Share Based Compensation - Options	-	182,572
Impairment of Net Insurance Benefits	24,886,437	-
Deferred Income Taxes	(758,972)	261,862
Accrued Interest on Net Insurance Benefits	-	(2,873,298)
Changes in Operating Assets and Liabilities
Cash Received on Net Insurance Benefits	4,000,000	1,417,870
Prepaid Expenses and Other Assets	(15,417)	(7,830)
Accounts Payable	79,399	90,382
Accrued Expenses	(357,245)	349,825

Net Cash from Operating Activities	2,542,352	241,056

Financing Activities

Proceeds from Convertible Debenture	200,000	-
Repayment of Convertible Debenture	(200,000)	-
Proceeds from Issuance of Notes Payable, Related Party	400,000	768,575
Repayment of Notes Payable, Related Party	(2,602,771)	(150,000)
Redemption of Mandatorily Redeemable Common Stock	-	(750,000)
Financing Advance	-	(100,000)

Net Cash used in Financing Activities	(2,202,771)	(231,425)

Net Change in Cash and Cash Equivalents	339,581	9,631
Cash and Cash Equivalents at Beginning of Period	4,364	24,717

Cash and Cash Equivalents at End of Period	$343,945	$34,348

Non Cash Financing & Investing Activities, and Other Disclosures
Cash Paid for Interest	$475,200	$-
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Nature of Operations

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

NIBs are generally in the form of participating debt certificates (“PDC”), and although the two terms are interchangeable, the Company typically refers to them as NIBs. According to the terms of the PDCs, the PDCs provide both variable and fixed interest return to the Company from the Owners of the policies in the form of accrued yield. The variable interest varies by individual PDC, and is calculated as 99% to 100% (depending on the PDC) of the positive profits from the life insurance assets held by the Owners of the policies. The fixed interest also varies by individual PDC, and is either 1% or 2% per annum of the par value of the PDCs held by the Company. The par value of the PDCs held by the Company is approximately $36.8 million. The NIBs agreements between the Company and the Owners of the policies contain a provision that allows for the Owners to redeem the NIBs at any point, conditional upon paying to the Company the par value of the NIBs, as well as any unpaid accrued yield relating to fixed and variable interest. In aggregate, the sum of the par value plus unpaid accrued interest is in excess of the Company’s initial investment. The Company holds between 72.2% and 100% in the NIBs relating to the underlying life insurance policies as of September 30, 2017 and 2016. The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.

At March 31, 2017, and during the six months ended September 30, 2017, the Company accounted for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company. At the time of transfer or purchase of an investment in NIBs, we estimated the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculated accretable income, which was recorded as interest income on investment in NIBs in the statement of operations. Our projections were based on various assumptions that are subject to uncertainties and contingencies including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows were evaluated for changes. If the determination was made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield was calculated prospectively based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows would result in a prospective increase or decrease in the effective interest rate used to recognize interest income. Any significant adverse change in the cash flows that may have resulted in the recognition of an “other-than-temporary impairment” (“OTTI”), and would be evaluated by the Company accordingly.

At March 31, 2017, and during the six months ended September 30, 2017, the Company’s investment in NIBs was treated as a debt security, which was classified as a hold-to-maturity asset.

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

However, between May 2018 and July 2018, the Owners entered into agreements that completed a strict foreclosure transaction that transferred these policies from the owners to the lenders in full satisfaction of the loan obligation. As part of the original agreement, the Chairman of the Company helped secure the loan by including a personal guarantee for a portion of the debt, if needed. The owners and other parties to the Agreements are diligently working to secure alternative financing, although no such positive outcome can be assured. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs as of September 30, 2017 to $5,269,568, which is equal to the actual cash received by the Company from distributions subsequent to September 30, 2017. This carrying value is less than the accretion receivable as of March 31, 2017, and as such, is considered accretion receivable and not part of the Company’s original investment.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed in the remaining Notes below.

(2) NEW ACCOUNTING PRONOUNCEMENTS

Adopted During the Six-Months Ended September 30, 2017

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

September 30, 2017

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

September 30, 2017

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(3) INVESTMENT IN NET INSURANCE BENEFITS

The balance in Investment in NIBs at September 30, 2017 and March 31, 2017, and related activity for the periods then ended were as follows:

	September 30, 2017	March 31, 2017
Beginning Balance	$34,156,005	$29,822,186
Accretion of interest income	-	5,751,689
Cash received	(4,000,000)	(1,417,870)
Impairment of investments	(24,886,437)	-
Ending Balance	$5,269,568	$34,156,005

As outlined in Note 1, between May 2018 and July 2018, the Owners entered in agreements that completed a strict foreclosure transaction that transferred these policies to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company reduced the carrying value of the NIBs by $24,886,437 at June 30, 2017, to $7,769,568, which is the estimated fair value of the NIBs calculated as the actual cash received subsequent to June 30, 2017, from distributions by the Owners to the Company. During the period ended September 30, 2017, the Company received $4,000,000 from maturities and miscellaneous other adjustments to the underlying policies($1,500,000 in May 2017 and $2,500,000 in September 2017), thus reducing the carrying value of the NIBs at September 30, 2017 to $5,269,568.

Our Investment in NIBs are classified as held-to-maturity investments at March 31, 2017 and as available-for-sale investments at September 30, 2017. The NIBs have a contractual maturity date of 25 years from inception, and the inception dates ranged from December 2011 to January 2013. The amortized cost, aggregate fair value and gross unrecognized holding gains and losses at September 30, 2017 and March 31, 2017 were as follows:

	September 30, 2017	March 31, 2017

Amortized Cost Basis/Net Carrying Amount	$5,269,568	$34,156,005
Aggregate Fair Value (See Note 4)	5,269,568	45,643,224
Gross Unrecognized Holding Gains	$-	$11,487,219

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

(4) LIQUIDITY REQUIREMENTS

Since the Company’s inception, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of September 30, 2017, the Company had $343,945 of cash assets, compared to $4,364 as of March 31, 2017. As of April 25, 2019, the Company had access to draw an additional $5,507,991 on the notes payable, related party (see Note 6 and Note 12) and $3,000,000 on the Convertible Debenture Agreement (See Note 7 and Note 12). The Company’s average monthly expenses are expected to be approximately $90,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. Outstanding Accounts Payable as of September 30, 2017, totaled $587,470, and other accrued liabilities totaled $396,535. Management has concluded that its existing capital resources, and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through April 2020. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. The Company also continues to evaluate other debt and equity financing opportunities.

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

(5) FAIR VALUE MEASUREMENTS

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

Those levels of input are summarized as follows:

● Level 1: Quoted prices in active markets for identical assets and liabilities.

● Level 2: Observable inputs other than Level 1 quoted prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

● Level 3: Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

In accordance with the disclosure requirements of ASC Topic 825, “Financial Instruments” (“ASC 825”), the tables below summarize fair value estimates for the Company’s Investment in NIBs, which both are (at September 30, 2017) and are not (at March 31, 2017) required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. In estimating the fair value of the Company’s Investment in NIBs, the rate of return that a market participant would be willing to pay for each portfolio is used to recalculate the discounted estimated future cash flows. This present value is used to represent the fair value of the Investment in NIBs using level 3 inputs.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

Financial Instruments Required To Be Carried at Fair Value at September 30, 2017

	Fair Value Measurements at September 30, 2017
Description	Level 1	Level 2	Level 3	Total

Investment in Net Insurance Benefits	$-	$-	$5,269,568	$5,269,568

Financial Instruments Not Required To Be Carried at Fair Value at March 31, 2017

	Fair Value Measurements at March 31, 2017
Description	Level 1	Level 2	Level 3	Total

Investment in Net Insurance Benefits	$-	$-	$45,643,224	$45,643,224

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the year ended March 31, 2017 and the six months ended September 30, 2017.

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

At September 30, 2017, the fair value of our investment in NIBs is calculated as the actual cash received (discounted) subsequent to September 30, 2017, from distributions by the Owners to the Company.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximates the fair values as the interest rate approximates market interest rates.

(6) NOTES PAYABLE, RELATED PARTY

As of September 30, 2017 and March 31, 2017, the Company had borrowed $3,011,982 and $5,214,753, respectively, excluding accrued interest, from related parties under notes payable agreements that allow for borrowings of up to $6,730,000, exclusive of accrued interest. There are no covenants associated with these agreements. Of the $3,011,982 of notes payable owed as of September 30, 2017, $1,588,628 was due August 31, 2018 (as of September 30, 2017), but was later extended, through a series of extensions, to November 30, 2020. The remaining $1,423.354 was due November 30, 2018 (as of September 30, 2017), but was later extended, through a series of extensions, to November 30, 2020). In the event the Company completes a successful equity raise, principal and interest on notes payable totaling $3,011,982 are due in full at that time. The notes payable incur interest at 7.5%, and are collateralized by Investment in NIBs. During the three months ended September 30, 2017, the Company borrowed $400,000 under these agreements, and repaid $2,106,502 in principal. Additionally, $59,681 in accrued interest was paid out during the three months ended September 30, 2017. As of September 30, 2017, the Company had availability to borrow up to $3,718,018 under these agreements. The interest associated with these notes of $54,318 and $334,626 is recorded on the balance sheet as an Accrued Expense obligation at September 30, 2017 and March 31, 2017, respectively. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

Also as of September 30, 2017 the Company owed $52,427 to the Chairman of the Board of Directors and a stockholder, which is included in accounts payable on the balance sheet.

See Note 12 for a detail of activity on the Notes Payable, Related Party subsequent to September 30, 2017.

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2019. These extensions applied to both the due date and the conversion rights. See Note 12 for a detail of activity on the Convertible Debenture subsequent to September 30, 2017.

As of September 30, 2017 and March 31, 2017, the Company owed $700,000 under the agreement, excluding accrued interest. During the three months ending September 30, 2017, the Company did not borrow on the agreement, nor did the Company repay any principal or interest. The associated interest of $121,616 and $102,488 at September 30, 2017 and March 31, 2017, respectively, is recorded on the balance sheet as an Accrued Expense obligation.

(8) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

As explained in Note 1, the Company is engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market”. The Company does not take possession or control of the policies. The owners of the life settlements or life insurance policies acquired such policies at a discount to their face value. The life insurance portfolios underlying our NIBs typically involve loans originated with 4-5 year terms. The Company has always assumed that the Holders will be able to refinance their loans at the end of the respective loan terms. However, the Holders’ Lender’s ability to offer replacement loans has always been governed by factors that are beyond the Company’s control or the control of the Holders. At September 30, 2017, the entities that own the policies maintained a total of 13 separate loan agreements with the senior lending facility, all with separate expiration dates. As of September 30, 2017, 11 of these loans had expiration dates that had lapsed, with the remaining 2 loans having maturity dates ranging from July 2017 to January 2018. During October 2017, the entities completed a refinancing of the loans that had matured and were about to mature. The agreements were with a new senior lending facility who previously provided MRI for the underlying policies. During December 2017, these new loans were extended through April 15, 2018, and did not require MRI coverage. The Holders had available credit to pay forecasted premiums and expenses on a portion of the policies until April 15, 2018, which was the renewal date of the loans on these life insurance policies. The Holders have worked with the lender to extend the loans multiple times and now, after the last loan extension expired, between May 2018 and July 2018, the lenders foreclosed on the loans associated with the underlying life insurance policies and the Company has recorded a $24,886,437 impairment on the NIBs.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

As of June 30, 2017, the Company had remaining accrued expenses of $271,601 relating to the costs to maintain the structure of the life insurance policies. During August 2017, the Company paid an additional $51,000 of these accrued expenses. During October 2017, the Company made a final payment of $31,438, after which the Company received notification from the Holders that the remaining $189,163 had been paid in full by the Holders. Subsequent to September 30, 2017, the Company has reversed the effects of the remaining $189,163 accrued liability on its balance sheet.

(9) EARNINGS (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Dilutive common stock equivalents are primarily comprised of stock options and warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method, and such amounts were not dilutive. As of September 30, 2017 there were 2,451,368 potentially dilutive common stock equivalents.

(10) STOCK OPTIONS

During the year ended March 31, 2014, the Company issued common stock options to certain directors, officers, consultants and employees. The Company has recorded stock-based compensation expense of $182,572 and $508,503 related to these options for year ended March 31, 2017 and 2016, respectively. At March 31, 2017, all stock options had vested and all expenses relating to the outstanding options had been recognized as stock-based compensation expense. On the date of grant, the contractual option terms were all 5 years, with all options having an expiration date between April and October of 2018. The number of options outstanding and exercisable at September 30, 2017 is 2,106,875.

If all vested options as of September 30, 2017 were to be exercised, the Company could expect to receive $3,314,294.

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

At March 31, 2017, the Company had recorded a net deferred tax liability totaling $758,972. Due to net losses being recognized during the three months ended June 30, 2017, the Company’s deferred tax asset balance surpassed the deferred tax liability balance, resulting in the recording of an income tax benefit for the reduction of the previously recorded net deferred tax liability balance at March 31, 2017, of $758,972. For the period ended September 30, 2017, the Company continues to record net losses resulting in the accumulation of deferred tax assets relating to the net operating loss carryforwards. At September 30, 2018, management had recorded a 100% valuation allowance on the amount the Company’s deferred tax assets exceeding the Company’s deferred tax liabilities.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

(12) SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the following events transpired:

As further explained in Note 8, during October 2017, the Holders completed a refinancing of the loans that had matured and were about to mature. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. During December 2017, these new loans were extended through April 15, 2018, and the Holders had available credit to pay forecasted premiums and expenses on a portion of the policies until that date. Between May 2018 and July 2018, the Holders entered in agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. The Holders and other parties to the Agreements are diligently working to secure alternative financing, although no such positive outcome can be assured. As of the date of this filing, the lenders continue to pay premiums and related fees on the life insurance policies and have not yet liquidated the policies. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs at September 30, 2017 to $5,269,568, which is equal to the actual cash received by the Company from distributions subsequent to September 30, 2017. This carrying value is less than the accretion receivable as of March 31, 2017, and as such, is considered accretion receivable and not part of the Company’s original investment.

As of September 30, 2017, the Company had remaining accrued expenses of $220,601 relating to the costs to maintain the structure of the life insurance policies. During October 2017, the Company made a final payment of $31,438, after which the Company received notification from the Holders that the remaining $189,163 had been paid in full by the Holders. Subsequent to September 30, 2017, the Company has reversed the effects of the remaining $189,163 accrued liability on its balance sheet.

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

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of USD $0.05 per share The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000, reducing the amount of outstanding common shares from approximately 44,128,441 to 36,128,441. The Company anticipates paying the $0.05 per share repurchase price upon a major financing event, as agreed upon between the Company and the stockholders. As of the date of this filing, the shares have been cancelled, but have not yet been repurchased by the Company.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

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

From July 25, 2018 to April 10, 2019, Mr. Dickman loaned the Company $535,000 through an unsecured promissory note, which bears interest at a rate of 8% annually. To date, the Company has not made any principal or interest payments under this note. As of the date hereof, the full $535,000 of principal is recorded as Notes Payable, Related Party, and the Company has accrued $18,909 of unpaid interest.

From October 2017 to January 2018, the Company received $5,269,568 in cash proceeds associated with maturities and miscellaneous adjustments to other underlying policies. The cash proceeds reduced the carrying value of the Company’s Investment in NIBs.

Subsequent to September 30, 2017, the Company has repaid $2,182,474 in principal on the Notes Payable, Related Party and $700,000 on the Convertible Debenture. The Company has also paid out accrued interest totaling $74,443 on the Notes Payable, Related Party and Convertible Debenture.

Subsequent to September 30, 2017, the Company has borrowed an additional $392,500 on the Notes Payable, Related Party (exclusive of the $435,000 loaned by Mr. Dickman). As of April 25, 2019, the outstanding principal balances of all Notes Payable, Related Party totaled $1,672,008 and the outstanding principal balance of the Convertible Debenture is $0.

On December 6, 2017, the note payable, related party agreement that allowed for borrowings of up to $4,600,000 at September 30, 2017, was amended to extend the due date from August 31, 2018 to August 31, 2019. Then on February 8, 2019 the note was again extended to November 30, 2020. Subsequent to September 30, 2017, the note payable, related party agreement that allowed for borrowings of up to $2,130,000 was amended to extend the due dates from November 30, 2018 to November 30, 2020, respectively. On December 7, 2017, the Company agreed to amend the agreement to extend the due date and conversion rights on the Convertible Debenture from February 28, 2018 to August 31, 2019.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the three and six months ended September 30, 2017 and 2016. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2017.

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

Plan of Operations

Life Settlements is not a market sector without competition and, at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in our NIBs or through debt or equity financing. We may be required to expend funds on premiums, interest and servicing costs to protect our interest in NIBs, though we have no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, we would be required to evaluate our investment in NIBs for possible adverse impairment. These payments are currently being made through an unrelated senior lending facility. The entities that own the policies maintain a total of 13 separate loan agreements with the senior lending facility, all with separate expiration dates. As of September 30, 2017, 11 of these loans had expiration dates that have lapsed, with the remaining 2 loans having expiration dates ranging from June 2017 to January 2018. During October 2017, the entities completed a refinancing of the loans that had matured. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. During December 2017, these new loans were extended through April 15, 2018 and the Holders had available credit to pay forecasted premiums and expenses on a portion of the policies until that date. Between May 2018 and July 2018, the Holders entered in agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. The Holders and other parties to the Agreements are diligently working to secure alternative financing, although no such positive outcome can be assured. The lenders continue to pay premiums and related fees on and have not yet liquidated the life insurance policies. As of the date of this filing, the lenders continue to pay premiums and related fees on the life insurance policies and have not yet liquidated the policies. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and had reduced the carrying value of the NIBs at June 30, 2017 to $7,769,568, which is equal to the actual cash received by the Company from distributions subsequent to June 30, 2017. This carrying value is less than the accretion receivable as of March 31, 2017, and as such, is considered accretion receivable and not part of the Company’s original investment.

We use an estimation methodology to project cash flows and returns as presented. The estimation model requires many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in our portfolio would exhibit similar experience to a statistically diverse portfolio from which mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LEs”) provided by LE providers represent the actuarial mean of the life expectancies of the insureds in our portfolio, (iii) the weighted average of the LEs provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LEs; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifetime of our portfolio; and (vi) the Holders’ Lender fees, MRI fees, and insurance, servicing and custodial fees will not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from our initial assumptions. As of September 30, 2017, these portfolios contain only 116 fractionalized policies on 64 individual insureds, though insurance rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect; therefore, no assurance can be given that these estimated results will occur.

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

We had not recognized any impairment on our investment in NIBs from January 31, 2013 (inception), through the year ended March 31, 2017. However, between May 2018 and July 2018, the Owners entered into agreements that completed a strict foreclosure transaction that transferred these policies to the lenders in full satisfaction of the loan obligation. The owners and other parties to the Agreements are diligently working to secure alternative financing, although no such positive outcome can be assured. The lenders continue to pay premiums and related fees on the life insurance policies and have not yet liquidated the policies. As of the date of this filing, the lenders continue to pay premiums and related fees on the life insurance policies and have not yet liquidated the policies. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs at June 30, 2017 to $7,769,568, which is equal to the actual cash received by the Company from distributions subsequent to June 30, 2017. During the three months ended September 30, 2017, the Company received $2,500,000 from maturities and miscellaneous other adjustments to the underlying policies, thus reducing the carrying value of the NIBs at September 30, 2017 to $5,269,568. This carrying value is less than the accretion receivable as of March 31, 2017, and as such, is considered accretion receivable and not part of the Company’s original investment.

Three-Months Ended September 30, 2017 Compared with Three-Months Ended September 30, 2016

Interest Income

Due to the foreclosure agreement previously mentioned, no interest income was recorded for the three months ended September 30, 2017. Interest income on investment in NIBs totaled $1,419,427 for the three months ended September 30, 2016.

General & Administrative Expenses

General and administrative expenses totaled $402,783 and $885,493 during the three months ended September 30, 2017, and 2016, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. During the three months ended September 30, 2016, we were made aware that credit was presently no longer available to pay up to $316,667 in certain costs to maintain the structure of the underlying life insurance policies, and in anticipation of potentially needing to pay this liability, this amount was expensed during the period. The company ultimately paid $127,504 of this liability, and the remainder of the accrual was reversed in October 2017.

Other Income and Expenses

Included in Other Expense is the Company’s interest expense on the notes payable and lines-of-credit due to related-parties and a convertible debenture. During the three months ended September 30, 2017, and 2016, interest expense accrued in the amount of $104,591 and $92,946, respectively. The increase in interest expense was primarily due to higher principal balances during the three months ended September 30, 2017.

Income Taxes

During the three months ended September 30, 2017, we recorded a net loss of $507,374 before income taxes and had no income tax expense. During the three months ended September 30, 2016, we recorded net income before income taxes of $440,988 and also recorded an income tax expense of $261,862.

Six-Months Ended September 30, 2017 Compared with Six-Months Ended September 30, 2016

Interest Income

Due to the foreclosure agreement previously mentioned, no interest income was recorded for the six months ended September 30, 2017. Interest income on investment in NIBs totaled $2,873,298 for the six months ended September 30, 2016.

General & Administrative Expenses

General and administrative expenses totaled $950,364 and $1,612,935 during the six months ended September 30, 2017, and 2016, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. During the six months ended September 30, 2016, we were made aware that credit was presently no longer available to pay up to $316,667 in certain costs to maintain the structure of the underlying life insurance policies, and in anticipation of potentially needing to pay this liability, this amount was expensed during the period. The company ultimately paid $127,504 of this liability, and the remainder of the accrual was reversed in October 2017.

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

Income Taxes

During the six months ended September 30, 2017, the Company recorded a net loss before income taxes of $26,050,822. At March 31, 2017, the Company had recorded a net deferred tax liability totaling $758,972. Due to net losses being recognized during the three months ended June 30, 2017, the Company’s deferred tax asset balance surpassed the deferred tax liability balance, resulting in the recording of an income tax benefit for the reduction of the previously recorded net deferred tax liability balance at March 31, 2017, of $758,972. For the period ended September 30, 2017, the Company continues to record net losses resulting in the accumulation of deferred tax assets relating to the net operating loss carryforwards. At September 30, 2018, management had recorded a 100% valuation allowance on the amount the Company’s deferred tax assets exceeding the Company’s deferred tax liabilities. During the six months ended September 30, 2016, we recorded net income before income taxes of $1,081,535, and also recorded an income tax expense of $261,862.

The Company assessed the need for a valuation allowance against its deferred income tax assets at September 30, 2017. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. As of March 31, 2016, management had placed a 100% valuation allowance, totaling approximately $275,000, on the amount the Company’s deferred tax assets exceeding our deferred tax liabilities. As a result, no income tax expense (benefit) or deferred tax asset or liability was recorded on the financial statement. During the year ended March 31, 2017, the Company’s deferred tax liabilities began to exceed deferred tax assets, which resulted in the recording of income tax expense and a deferred tax liability. As a result, during the year ended March 31, 2017, the $275,000 valuation allowance was reversed as the deferred tax liabilities exceeded the deferred tax liabilities and the expectation of cash inflows from the actual and anticipated maturities of the underlying life insurance policies, which will create taxable income to the Company. The deferred tax assets primarily relate to net operating loss carryforwards and the deferred tax liabilities primarily relate to interest income recognized for financial reporting purposes, but not for tax reporting purposes. During the six months ended September 30, 2017, the Company recognized an impairment on the Investment on NIBs totaling $24,886,437, resulting in a net loss for the six-month period of $25,291,850. For tax purposes, a net taxable loss was also recorded for the six-month period and resulted in a deferred tax asset balance in excess of the Company’s deferred tax liabilities. As a result, during the six months ended September 30, 2017, a valuation allowance was recorded against the net deferred tax assets balance for approximately $8,960,000 along with an income tax benefit for the reduction of the previously recorded deferred tax liability balance as of March 31, 2017.

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

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of September 30, 2017, we had $343,945 of cash, compared to $4,364 as of March 31, 2017. As of April 25, 2019, the Company had access to draw an additional $5,507,991 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $90,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of September 30, 2017 totaled $587,469, and other accrued liabilities totaled $396,535. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures and will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through April 2020.

For the six months ended September 30, 2017, and 2016 respectively, we recorded net cash provided by operating activities of $2,542,352 and $241,056. The increase in operating cash provided was primarily due to $4,000,000 in cash proceeds associated with maturities and miscellaneous adjustments to the underlying policies received during the six months ended September 30, 2017. The cash proceeds reduced the carrying value of the Company’s Investment in NIBs. During the six months ended September 30, 2016, we received $1,417,870 in cash proceeds associated with maturities.

For the six months ended September 30, 2017, and 2016, no cash was used in or provided by investing activities

During the six months ended September 30, 2017 and 2016, net cash used in financing activities was $2,202,771 and $231,425, respectively. During the six months ended September 30, 2017, we repaid $2,602,771 under the Notes Payable, Related Party agreements, and borrowed $400,000. During the six months ended September 30, 2016, we borrowed $768,575 and repaid $150,000 under the Notes Payable, Related Party agreements. In addition, during the six months ended September 30, 2016, we paid out the $750,000 Mandatorily Redeemable Common Stock Payable recorded on the balance sheet as of March 31, 2016. At September 30, 2017, we owed $3,011.982, excluding accrued interest, pursuant to notes payable and lines-of-credits from related parties and $700,000, excluding accrued interest, pursuant to an 8% Convertible Debenture.

During the six months ended September 30, 2017, we paid $475,200 in accrued interest on the Note Payable, Related Party agreements, and accrued an additional $214,021 of interest payable on the Note Payable, Related Party agreements and the Convertible Debenture.

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

Debt

At September 30, 2017, we owed $3,887,916, including accrued interest, for debt obligations. At September 30, 2017, we owed $3,011,982, excluding accrued interest, pursuant to notes payable and lines-of-credits from related parties and $700,000, excluding accrued interest, pursuant to an 8% Convertible Debenture. One note payable and line-of-credit had a principal balance of $1,588,628 and is due on November 30, 2020, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,423,354 and is also due on November 30, 2020, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The convertible debenture is due August 31, 2019. As of April 25, 2019, there was $5,507,991 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

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

Those levels of input are summarized as follows:

● Level 1: Quoted prices in active markets for identical assets and liabilities.

● Level 2: Observable inputs other than Level 1 quoted prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

● Level 3: Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Our Investment in NIBs are classified as held-to-maturity investments at March 31, 2017 and as available-for-sale investments at September 30, 2017. At September 30, 2017, the fair value of our investment in NIBs of $5,269,568 is calculated as the actual cash received subsequent to September 30, 2017, from distributions by the Owners to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the valuation of investment in NIBs and related income recognition. Increases in general interest rates would similarly increase the interest rates used in our financial models. Such increases would result in decreases in the present value of expected future cash flows from our NIBs and, as a result, decrease income accrued on our investment in NIBs. The Company’s assessment of market risk as of September 30, 2017 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the SEC.

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

Our principal executive and principal financial officer also identified a material weakness in the design and operating effectiveness of our internal control over financial reporting relating to processes and controls over review of information with sufficient precision including proper documentation to support accounting conclusions and communication and dissemination of information relevant to financial reporting. As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, even though no material misstatement was identified in the financial statements, it was determined that there was a reasonable possibility that a material misstatement in the Company’s financial statements would not have been prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the Company’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2017, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended September 30, 2017 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the quarter ended September 30, 2017.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended September 30, 2017.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Subsequent to September 30, 2017, the Company has repaid $2,182,474 in principal on the Notes Payable, Related Party and $700,000 on the Convertible Debenture. The Company has also paid out accrued interest totaling $74,443 on the Notes Payable, Related Party and Convertible Debenture.

Subsequent to September 30, 2017, the Company has borrowed an additional $392,500 on the Notes Payable, Related Party (exclusive of the $435,000 loaned by Mr. Dickman). As of April 25, 2019, the outstanding principal balances of all Notes Payable, Related Party totaled $1,672,008 and the outstanding principal balance of the Convertible Debenture is $0.

On December 6, 2017, the note payable, related party agreement that allowed for borrowings of up to $4,600,000 at September 30, 2017, was amended to extend the due date from August 31, 2018 to August 31, 2019. Then on February 8, 2019 the note was again extended to November 30, 2020. Subsequent to September 30, 2017, the note payable, related party agreement that allowed for borrowings of up to $2,130,000 was amended to extend the due dates from November 30, 2018 to November 30, 2020, respectively. On December 7, 2017, the Company agreed to amend the agreement to extend the due date and conversion rights on the Convertible Debenture from February 28, 2018 to August 31, 2019.

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

SUNDANCE STRATEGIES, INC.

Date: April 25, 2019	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

