Form 10-Q
period 2017-12-31
Sundance Strategies, Inc.
filed 2019-04-25
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ___________

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

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of the Company and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The results from operations for the three and nine month period ended December 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2018. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the March 31, 2017, Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form10-K for the fiscal year ended March 31, 2017, which was filed with the SEC on April 12, 2018.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

December 31, 2017 (Unaudited) and March 31, 2017

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$58,307	$4,364
Prepaid Expenses and Other Assets	7,205	4,705
Investment in Net Insurance Benefits	1,969,688	34,156,005

Total Current Assets	$2,035,200	$34,165,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$332,423	$508,071
Deferred Income Taxes	-	758,972
Notes Payable, Related Parties	929,508	5,214,753
Convertible Debenture	-	700,000
Accrued Expenses	144,472	753,780

Total Current Liabilities	1,406,403	7,935,576

Commitments and Contingencies (Note 8)	-	-

Stockholders’ Equity

Preferred Stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common Stock, authorized 500,000,000 shares, par value $0.001; 44,128,441 shares issued and outstanding	44,129	44,129
Additional Paid In Capital	24,547,014	24,547,014
Retained Earnings (Accumulated Deficit)	(23,962,346)	1,638,355

Total Stockholders’ Equity	628,797	26,229,498

Total Liabilities and Stockholders’ Equity	$2,035,200	$34,165,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended December 31, 2017 and 2016

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Interest Income on Investment in Net Insurance Benefits	$-	$1,271,737	$-	$4,145,036

General and Administrative Expenses	281,275	410,120	1,231,639	2,023,056
Impairment of Accrued Interest Receivable on Net Insurance Benefits	-	-	1,936,311	-

Income (Loss) from Operations	(281,275)	861,617	(3,167,950)	2,121,980

Other Expense
Impairment of Investment in Net Insurance Benefits	-	-	(22,950,126)	-
Interest Expense	(27,576)	(103,154)	(241,597)	(281,982)
Total Other Expense	(27,576)	(103,154)	(23,191,723)	(281,982)

Income (Loss) Before Income Taxes	(308,851)	758,463	(26,359,673)	1,839,998
Income Tax Provision (Benefit)	-	149,741	(758,972)	411,603

Net Income (Loss)	$(308,851)	$608,722	$(25,600,701)	$1,428,395

Basic and Diluted:
Basic Earnings (Loss) Per Share	$(0.01)	$0.01	$(0.58)	$0.03
Diluted Earnings (Loss) Per Share	$(0.01)	$0.01	$(0.58)	$0.03

Basic Weighted Average Number of Shares Outstanding	44,128,441	44,128,441	44,128,441	44,132,517
Diluted Weighted Average Number of Shares Outstanding	44,128,441	45,509,192	44,128,441	45,513,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2017 and 2016

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2017	December 31, 2016

Operating Activities

Net Income (Loss)	$(25,600,701)	$1,428,395
Adjustments to reconcile to net cash from operating activities:
Share Based Compensation - Options	-	182,572
Impairment of Net Insurance Benefits	24,886,437	-
Deferred Income Taxes	(758,972)	411,603
Accrued Interest on Net Insurance Benefits	-	(4,145,036)
Changes in Operating Assets and Liabilities
Cash Received on Net Insurance Benefits	7,299,880	1,417,870
Prepaid Expenses and Other Assets	(2,500)	(5,330)
Accounts Payable	(175,648)	132,742
Accrued Expenses	(609,308)	452,979

Net Cash from (used in) Operating Activities	5,039,188	(124,205)

Financing Activities

Proceeds from Convertible Debenture	200,000	-
Repayment of Convertible Debenture	(900,000)	-
Proceeds from Issuance of Notes Payable, Related Party	400,000	1,129,575
Repayment of Notes Payable, Related Party	(4,685,245)	(150,000)
Redemption of Mandatorily Redeemable Common Stock	-	(750,000)
Financing Advance	-	(100,000)

Net Cash from (used in) Financing Activities	(4,985,245)	129,575

Net Change in Cash and Cash Equivalents	53,943	5,370
Cash and Cash Equivalents at Beginning of Period	4,364	24,717

Cash and Cash Equivalents at End of Period	$58,307	$30,087

Non Cash Financing & Investing Activities, and Other Disclosures
Cash Paid for Interest	$534,238	$-
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

(1) ORGANIZATION AND BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

NIBs are generally in the form of participating debt certificates (“PDC”), and although the two terms are interchangeable, the Company typically refers to them as NIBs. According to the terms of the PDCs, the PDCs provide both variable and fixed interest return to the Company from the Owners of the policies in the form of accrued yield. The variable interest varies by individual PDC, and is calculated as 99% to 100% (depending on the PDC) of the positive profits from the life insurance assets held by the Owners of the policies. The fixed interest also varies by individual PDC, and is either 1% or 2% per annum of the par value of the PDCs held by the Company. The par value of the PDCs held by the Company is approximately $36.8 million. The NIBs agreements between the Company and the Owners of the policies contain a provision that allows for the Owners to redeem the NIBs at any point, conditional upon paying to the Company the par value of the NIBs, as well as any unpaid accrued yield relating to fixed and variable interest. In aggregate, the sum of the par value plus unpaid accrued interest is in excess of the Company’s initial investment. The Company holds between 72.2% and 100% in the NIBs relating to the underlying life insurance policies as of December 31, 2017 and 2016. The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid.

At March 31, 2017, and during the nine months ended December 31, 2017, the Company accounted for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company. At the time of transfer or purchase of an investment in NIBs, we estimated the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculated accretable income, which was recorded as interest income on investment in NIBs in the statement of operations. Our projections were based on various assumptions that are subject to uncertainties and contingencies including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows were evaluated for changes. If the determination was made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield was calculated prospectively based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows would result in a prospective increase or decrease in the effective interest rate used to recognize interest income. Any significant adverse change in the cash flows that may have resulted in the recognition of an “other-than-temporary impairment” (“OTTI”), and would be evaluated by the Company accordingly.

At March 31, 2017, and during the nine months ended December 31, 2017, the Company’s investment in NIBs was treated as a debt security, which was classified as a hold-to-maturity asset.

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

However, between May 2018 and July 2018, the Owners entered into agreements that completed a strict foreclosure transaction that transferred these policies from the owners to the lenders in full satisfaction of the loan obligation. As part of the original agreement, the Chairman of the Company helped secure the loan by including a personal guarantee for a portion of the debt, if needed. The owners and other parties to the Agreements are diligently working to secure alternative financing, although no such positive outcome can be assured. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs as of December 31, 2017 to $1,969,688, which is equal to the actual cash received by the Company from distributions subsequent to June 30, 2017. This carrying value is less than the accretion receivable as of March 31, 2017, and as such, is considered accretion receivable and not part of the Company’s original investment.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed in the remaining Notes below.

(2) NEW ACCOUNTING PRONOUNCEMENTS

Adopted During the Nine-Months Ended December 31, 2017

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

December 31, 2017

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

December 31, 2017

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(3) INVESTMENT IN NET INSURANCE BENEFITS

The balance in Investment in NIBs at December 31, 2017 and March 31, 2017, and related activity for the periods then ended were as follows:

	December 31, 2017	March 31, 2017
Beginning Balance	$34,156,005	$29,822,186
Accretion of interest income	-	5,751,689
Cash received	(7,299,880)	(1,417,870)
Impairment of investments	(24,886,437)	-
Ending Balance	$1,969,688	$34,156,005

As outlined in Note 1, between May 2018 and July 2018, the Owners entered in agreements that completed a strict foreclosure transaction that transferred these policies to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure the Company reduced the carrying value of the NIBs by $24,886,437 at June 30, 2017, to $7,769,568, which is the estimated fair value of the NIBs calculated as the actual cash received subsequent to June 30, 2017, from distributions by the Owners to the Company. During the period ended December 31, 2017, the Company received $7,299,880 ($1,500,000 in May 2017, $2,500,000 in September 2017 and $3,299,880 in October 2017) from maturities and miscellaneous other adjustments to the underlying policies, thus reducing the carrying value of the NIBs at December 31, 2018 to $1,969,688.

Our Investment in NIBs are classified as held-to-maturity investments at March 31, 2017 and as available-for-sale investments at December 31, 2017. The NIBs have a contractual maturity date of 25 years from inception, and the inception dates ranged from December 2011 to January 2013. The amortized cost, aggregate fair value and gross unrecognized holding gains and losses at December 31, 2017 and March 31, 2017 were as follows:

	December 31, 2017	March 31, 2017

Amortized Cost Basis/Net Carrying Amount	$1,969,688	$34,156,005
Aggregate Fair Value (See Note 4)	1,969,688	45,643,224
Gross Unrecognized Holding Gains	$-	$11,487,219

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

(4) LIQUIDITY REQUIREMENTS

Since the Company’s inception, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of December 31, 2017, the Company had $58,307 of cash assets, compared to $4,364 as of March 31, 2017. As of April 25, 2019, the Company had access to draw an additional $5,507,991 on the notes payable, related party (see Note 6 and Note 12) and $3,000,000 on the Convertible Debenture Agreement (See Note 7 and Note 12). The Company’s average monthly expenses are expected to be approximately $90,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. Outstanding Accounts Payable as of December 31, 2017, totaled $332,423, and other accrued liabilities totaled $144,472. Management has concluded that its existing capital resources, and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through April 2020. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. The Company also continues to evaluate other debt and equity financing opportunities.

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

In accordance with the disclosure requirements of ASC Topic 825, “Financial Instruments” (“ASC 825”), the tables below summarize fair value estimates for the Company’s Investment in NIBs, which both are (at December 31, 2017) and are not (at March 31, 2017) required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. In estimating the fair value of the Company’s Investment in NIBs, the rate of return that a market participant would be willing to pay for each portfolio is used to recalculate the discounted estimated future cash flows. This present value is used to represent the fair value of the Investment in NIBs using level 3 inputs.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

Financial Instruments Required To Be Carried at Fair Value at December 31, 2017

	Fair Value Measurements at December 31, 2017
Description	Level 1	Level 2	Level 3	Total

Investment in Net Insurance Benefits	$-	$-	$1,969,688	$1,969,688

Financial Instruments Not Required To Be Carried at Fair Value at March 31, 2017

	Fair Value Measurements at March 31, 2017
Description	Level 1	Level 2	Level 3	Total

Investment in Net Insurance Benefits	$-	$-	$45,643,224	$45,643,224

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the year ended March 31, 2017 and the nine months ended December 31, 2017.

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

At December 31, 2017, the fair value of our investment in NIBs is calculated as the actual cash received (discounted) subsequent to December 31, 2017, from distributions by the Owners to the Company.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximates the fair values as the interest rate approximates market interest rates.

(6) NOTES PAYABLE, RELATED PARTY

As of December 31, 2017 and March 31, 2017, the Company had borrowed $929,508 and $5,214,753, respectively, excluding accrued interest, from related parties under notes payable agreements that allow for borrowings of up to $6,730,000, exclusive of accrued interest. There are no covenants associated with these agreements. On December 6, 2017, the note payable, related party agreement that allowed for borrowings of up to $4,600,000 at December 31, 2017, was amended to extend the due date from August 31, 2018 to August 31, 2019. At the time of the extension, the Company had no outstanding principal owing on that agreement. The $929,508 of notes payable owed as of December 31, 2017 was due November 30, 2018, and was later extended, through a series of amendments, to November 30, 2020. In the event the Company completes a successful equity raise, principal and interest on notes payable totaling $949,755 are due in full at that time. The notes payable incur interest at 7.5%, and are collateralized by Investment in NIBs. During the three months ended December 31, 2017, the Company did not borrow any funds under these agreements and repaid $2,082,474 in principal. Additionally, $59,038 in accrued interest was paid out during the three months ended December 31, 2017. As of December 31, 2017, the Company had availability to borrow up to $5,800,492 under these agreements. The interest associated with these notes of $20,247 and $334,626 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2017 and March 31, 2017, respectively. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

At December 31, 2017 the Company also owed $56,773 to the Chairman of the Board and a shareholder, which is included in accounts payable on the balance sheet.

See Note 12 for a detail of activity on the Notes Payable, Related Party subsequent to December 31, 2017.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2019. These extensions applied to both the due date and the conversion rights. See Note 12 for a detail of activity on the Convertible Debenture subsequent to December 31, 2017.

As of December 31, 2017 the Company had fully paid off the outstanding principal under the agreement. During the three months ending December 31, 2017, the Company did not borrow on the agreement, and repaid the remaining $700,000 of principal owed. The outstanding interest of $124,225 and $102,488 at December 31, 2017 and March 31, 2017, respectively, is recorded on the balance sheet as an Accrued Expense obligation.

(8) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

As explained in Note 1, the Company is engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market”. The Company does not take possession or control of the policies. The owners of the life settlements or life insurance policies acquired such policies at a discount to their face value. The life insurance portfolios underlying our NIBs typically involve loans originated with 4-5 year terms. The Company has always assumed that the Holders will be able to refinance their loans at the end of the respective loan terms. However, the Holders’ Lender’s ability to offer replacement loans has always been governed by factors that are beyond the Company’s control or the control of the Holders. At December 31, 2017, the entities that own the policies maintained a total of 13 separate loan agreements with the senior lending facility, all with separate expiration dates. As of December 31, 2017, 11 of these loans had expiration dates that had lapsed, with the remaining 2 loans having maturity dates ranging from July 2017 to January 2018. During October 2017, the entities completed a refinancing of the loans that had matured and were about to mature. The agreements were with a new senior lending facility who previously provided MRI for the underlying policies. During December 2017, these new loans were extended through April 15, 2018, and did not require MRI coverage. The Holders had available credit to pay forecasted premiums and expenses on a portion of the policies until April 15, 2018, which was the renewal date of the loans on these life insurance policies. The Holders have worked with the lender to extend the loans multiple times and now, after the last loan extension expired, between May 2018 and July 2018, the lenders foreclosed on the loans associated with the underlying life insurance policies and the Company has recorded a $24,886,437 impairment on the NIBs.

As of September 30, 2017, the Company had remaining accrued expenses of $220,601 relating to the costs to maintain the structure of the life insurance policies. During October 2017, the Company made a final payment of $31,438, after which the Company received notification from the Holders that the remaining $189,163 had been paid in full by the Holders. During the quarter ended December 31, 2017, the Company has reversed the effects of the remaining $189,163 accrued liability on its balance sheet.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

(9) EARNINGS (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Dilutive common stock equivalents are primarily comprised of stock options and warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method, and such amounts were not dilutive. As of December 31, 2017 there were 2,162,086 potentially dilutive common stock equivalents.

(10) STOCK OPTIONS

During the year ended March 31, 2014, the Company issued common stock options to certain directors, officers, consultants and employees. The Company has recorded stock-based compensation expense of $182,572 and $508,503 related to these options for year ended March 31, 2017 and 2016, respectively. At March 31, 2017, all stock options had vested and all expenses relating to the outstanding options had been recognized as stock-based compensation expense. On the date of grant, the contractual option terms were all 5 years, with all options have an expiration date between April and October of 2018. The number of options outstanding and exercisable at December 31, 2017 is 2,106,875.

If all vested options as of December 31, 2017 were to be exercised, the Company could expect to receive $3,314,294.

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

(12) SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the following events transpired:

Effective January 1, 2018, Matthew Pearson resigned his position as the Company’s Chief Operations Officer to pursue other opportunities. As of the date of this filing, no replacement has been designated to fill his position.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

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

In January 2018, the Company received $1,969,688 in cash proceeds associated with maturities and miscellaneous adjustments to other underlying policies. The cash proceeds reduced the carrying value of the Company’s Investment in NIBs to $0.

Subsequent to December 31, 2017, the Company has repaid $100,000 in principal on the Notes Payable, Related Party. The Company has also paid out accrued interest totaling $15,404 on the Notes Payable, Related Party.

Subsequent to December 31, 2017, the Company has borrowed an additional $392,500 on the Notes Payable, Related Party (exclusive of the $535,000 loaned by Mr. Dickman). As of April 25, 2019, the outstanding principal balances of all Notes Payable, Related Party totaled $1,672,008 and the outstanding principal balance of the Convertible Debenture is $0.

On February 8, 2019 note payable, related party agreement that allowed for borrowings of up to $4,600,000 was extended from August 31, 2019 to November 30, 2020. Subsequent to December 31, 2017, the note payable, related party agreement that allowed for borrowings of up to $2,130,000 was amended to extend the due dates from November 30, 2018 to November 30, 2020, respectively. On December 7, 2017, the Company agreed to amend the agreement to extend the due date and conversion rights on the Convertible Debenture from February 28, 2018 to August 31, 2019.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the three and nine months ended December 31, 2017 and 2016. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2017.

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

Plan of Operations

Life Settlements is not a market sector without competition and, at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations, whether through revenues generated from our current interest in our NIBs or through debt or equity financing. We may be required to expend funds on premiums, interest and servicing costs to protect our interest in NIBs, though we have no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, we would be required to evaluate our investment in NIBs for possible adverse impairment. These payments are currently being made through an unrelated senior lending facility. The entities that own the policies maintain a total of 13 separate loan agreements with the senior lending facility, all with separate expiration dates. As of December 31, 2017, 11 of these loans had expiration dates that have lapsed, with the remaining 2 loans having expiration dates ranging from June 2017 to January 2018. During October 2017, the entities completed a refinancing of the loans that had matured. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. During December 2017, these new loans were extended through April 15, 2018 and the Holders had available credit to pay forecasted premiums and expenses on a portion of the policies until that date. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. The Holders and other parties to the Agreements are diligently working to secure alternative financing, although no such positive outcome can be assured. The lenders continue to pay premiums and related fees on and have not yet liquidated the life insurance policies. As of the date of this filing, the lenders continue to pay premiums and related fees on the life insurance policies and have not yet liquidated the policies. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs at June 30, 2017 to $7,769,568, which is equal to the actual cash received by the Company from distributions subsequent to June 30, 2017. This carrying value is less than the accretion receivable as of March 31, 2017, and as such, is considered accretion receivable and not part of the Company’s original investment.

We use an estimation methodology to project cash flows and returns as presented. The estimation model requires many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in our portfolio would exhibit similar experience to a statistically diverse portfolio from which mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LEs”) provided by LE providers represent the actuarial mean of the life expectancies of the insureds in our portfolio, (iii) the weighted average of the LEs provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LEs; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifetime of our portfolio; and (vi) the Holders’ Lender fees, MRI fees, and insurance, servicing and custodial fees will not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from our initial assumptions. As of December 31, 2017, these portfolios contain only 108 fractionalized policies on 59 individual insureds, though insurance rating agencies have stated that at least 1,000 lives are required to achieve actuarial stability. Many risk factors beyond these assumptions may result in our expectations being incorrect; therefore, no assurance can be given that these estimated results will occur.

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

We had not recognized any impairment on our investment in NIBs from January 31, 2013 (inception), through the year ended March 31, 2017. However, between May 2018 and July 2018, the Owners entered into agreements that completed a strict foreclosure transaction that transferred these policies to the lenders in full satisfaction of the loan obligation. The owners and other parties to the Agreements are diligently working to secure alternative financing, although no such positive outcome can be assured. The lenders continue to pay premiums and related fees on the life insurance policies and have not yet liquidated the policies. As of the date of this filing, the lenders continue to pay premiums and related fees on the life insurance policies and have not yet liquidated the policies. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs at June 30, 2017 to $7,769,568, which is equal to the actual cash received by the Company from distributions subsequent to June 30, 2017. During the period ended December 31, 2017, the Company received $5,799,880 from maturities and miscellaneous other adjustments to the underlying policies, thus reducing the carrying value of the NIBs at December 31, 2017 to $1,969,688.

Three-Months Ended December 31, 2017 Compared with Three-Months Ended December 31, 2016

Interest Income

Due to the foreclosure agreement previously mentioned, no interest income was recorded for the three months ended December 31, 2017. Interest income on investment in NIBs totaled $1,271,737 for the three months ended December 31, 2016.

General & Administrative Expenses

General and administrative expenses totaled $281,275 and $410,120 during the three months ended December 31, 2017, and 2016, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses.

Other Income and Expenses

Included in Other Expense is the Company’s interest expense on the notes payable and lines-of-credit due to related-parties and a convertible debenture. During the three months ended December 31, 2017, and 2016, interest expense accrued in the amount of $27,575 and $103,154, respectively. The decrease in interest expense was primarily due to lower principal balances during the three months ended December 31, 2017.

Income Taxes

During the three months ended December 31, 2017, we recorded a net loss of $308,851 before income taxes and had no income tax expense. During the three months ended December 31, 2016, we recorded net income before income taxes of $758,463 and also recorded an income tax expense of $149,741.

Nine-Months Ended December 31, 2017 Compared with Nine-Months Ended December 31, 2016

Interest Income

Due to the foreclosure agreement previously mentioned, no interest income was recorded for the nine months ended December 31, 2017. Interest income on investment in NIBs totaled $4,145,036 for the nine months ended December 31, 2016.

General & Administrative Expenses

General and administrative expenses totaled $1,231,639 and $2,023,056 during the nine months ended December 31, 2017, and 2016, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. During the nine months ended December 31, 2016, we were made aware that credit was presently no longer available to pay up to $316,667 in certain costs to maintain the structure of the underlying life insurance policies, and in anticipation of potentially needing to pay this liability, this amount was expensed during the period. The company ultimately paid $127,504 of this liability, and the remainder of the accrual was reversed in October 2017.

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

Income Taxes

During the nine months ended December 31, 2017, the Company recorded a net loss before income taxes of $26,359,673. At March 31, 2017, the Company had recorded a net deferred tax liability totaling $758,972. Due to net losses being recognized during the three months ended June 30, 2017, the Company’s deferred tax asset balance surpassed the deferred tax liability balance, resulting in the recording of an income tax benefit for the reduction of the previously recorded net deferred tax liability balance at March 31, 2017, of $758,972. For the period ended September 30, 2017, the Company continues to record net losses resulting in the accumulation of deferred tax assets relating to the net operating loss carryforwards. At September 30, 2018, management had recorded a 100% valuation allowance on the amount the Company’s deferred tax assets exceeding the Company’s deferred tax liabilities. During the nine months ended December 31, 2016, we recorded net income before income taxes of $1,839,998, and also recorded an income tax expense of $411,603.

The Company assessed the need for a valuation allowance against its deferred income tax assets at December 31, 2017. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. As of March 31, 2016, management had placed a 100% valuation allowance, totaling approximately $275,000, on the amount the Company’s deferred tax assets exceeding our deferred tax liabilities. As a result, no income tax expense (benefit) or deferred tax asset or liability was recorded on the financial statement. During the year ended March 31, 2017, the Company’s deferred tax liabilities began to exceed deferred tax assets, which resulted in the recording of income tax expense and a deferred tax liability. As a result, during the year ended March 31, 2017, the $275,000 valuation allowance was reversed as the deferred tax liabilities exceeded the deferred tax liabilities and the expectation of cash inflows from the actual and anticipated maturities of the underlying life insurance policies, which will create taxable income to the Company. The deferred tax assets primarily relate to net operating loss carryforwards and the deferred tax liabilities primarily relate to interest income recognized for financial reporting purposes, but not for tax reporting purposes. During the nine months ended December 31, 2017, the Company recognized an impairment on the Investment on NIBs totaling $24,886,437, resulting in a net loss for the nine-month period of $25,600,701. For tax purposes, a net taxable loss was also recorded for the nine-month period and resulted in a deferred tax asset balance in excess of the Company’s deferred tax liabilities. As a result, during the nine months ended December 31, 2017, a valuation allowance was recorded against the net deferred tax assets balance for approximately $9,073,000 along with an income tax benefit for the reduction of the previously recorded deferred tax liability balance as of March 31, 2017.

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

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of December 31, 2017, we had $58,307 of cash, compared to $4,364 as of March 31, 2017. As of April 25, 2019, the Company had access to draw an additional $5,507,991 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $90,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of December 31, 2017 totaled $332,423, and other accrued liabilities totaled $144,472. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures and will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through April 2020.

For the nine months ended December 31, 2017, and 2016 respectively, we recorded net cash provided by operating activities of $5,039,188 and net cash used in operating activities of $124,205. The increase in operating cash provided was primarily due to $7,299,880 in cash proceeds associated with maturities and miscellaneous adjustments to the underlying policies received during the nine months ended December 31, 2017. The cash proceeds reduced the carrying value of the Company’s Investment in NIBs. During the nine months ended December 31, 2016, we received $1,417,870 in cash proceeds associated with maturities.

For the nine months ended December 31, 2017, and 2016, no cash was used in or provided by investing activities

During the nine months ended December 31, 2017 and 2016, net cash used in and provided by financing activities was $4,985,245 and $129,575, respectively. During the nine months ended December 31, 2017, we repaid $4,685,245 under the Notes Payable, Related Party agreements, and borrowed $400,000. During the nine months ended December 31, 2016, we borrowed $1,129,575 and repaid $150,000 under the Notes Payable, Related Party agreements. In addition, during the nine months ended December 31, 2016, we paid out the $750,000 Mandatorily Redeemable Common Stock Payable recorded on the balance sheet as of March 31, 2016. At December 31, 2017, we owed $929,508, excluding accrued interest, pursuant to notes payable and lines-of-credits from related parties.

During the nine months ended December 31, 2017, we paid $534,238 in accrued interest on the Note Payable, Related Party agreements, and accrued an additional $241,597 of interest payable on the Note Payable, Related Party agreements and the Convertible Debenture.

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

Debt

At December 31, 2017, we owed $1,073,980, including accrued interest, for debt obligations. At December 31, 2017, we owed $929,508, excluding accrued interest, pursuant to notes payable and lines-of-credits from related parties. One note payable and line-of-credit had no principal balance and is due on November 30, 2020, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $929,508 and is also due on November 30, 2020, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The convertible debenture is due August 31, 2019. As of April 25, 2019, there was $5,507,991 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

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

Our Investment in NIBs are classified as held-to-maturity investments at March 31, 2017 and as available-for-sale investments at December 31, 2017. At December 31, 2017, the fair value of our investment in NIBs of $1,969,688 is calculated as the actual cash received subsequent to December 31, 2017, from distributions by the Owners to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the valuation of investment in NIBs and related income recognition. Increases in general interest rates would similarly increase the interest rates used in our financial models. Such increases would result in decreases in the present value of expected future cash flows from our NIBs and, as a result, decrease income accrued on our investment in NIBs. The Company’s assessment of market risk as of December 31, 2017 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the SEC.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2017, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended December 31, 2017 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the quarter ended December 31, 2017.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended December 31, 2017.

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

