Form 10-K
period 2018-03-31
Sundance Strategies, Inc.
filed 2019-10-16
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Securities registered pursuant to section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SUND	OTC PINK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

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

As of October 16, 2019 the registrant had 37,828,441 shares of common stock, par value $0.001, issued and outstanding.

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

We currently do not purchase or hold life settlement or life insurance policies but, rather, previously held a contractual right to receive the net insurance benefits, or NIBs, from a portfolio of life insurance policies held by a third party. These NIBs represented an indirect, residual ownership interest in a portfolio of individual life insurance policies and they allowed us to receive a portion of the settlement proceeds from such policies, after expenses related to the acquisition, financing, insuring and servicing of the policies underlying our NIBs have been paid.

We were not responsible for maintaining premiums or other expenses related to maintaining the underlying life settlement or life insurance policies. Ownership of the underlying life settlement or life insurance policies, and the related obligation to maintain such policies, remains with the entity that holds such policies. However, in the event of default of the owner, the Company may choose to expend funds on premiums, interest and servicing costs to protect its interest in NIBs, though the Company has no legal responsibility nor adequate funds for these payments.

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

Mortality Re-Insurance (MRI) Coverage. Because of the uncertainty of maturity of insurance policies, the Holders had, on occassion previously contracted with an insurance provider for MRI coverage. We do not have a contract with the MRI provider and the MRI provider has not provided any insurance to us but, rather, provided MRI coverage to the various Holders of life insurance policies underlying our NIBs. MRI coverage typically provides guaranteed cash flow based on the expected death benefits of the pool of policies being insured calculated at the issuance of the coverage and thereby provides credit enhancement to any bank providing financing to a Holder. The term of the MRI policies is usually 15 years. Any claims paid by the MRI to the Holder must be paid back to the MRI provider out of death benefit proceeds from the pool of policies being insured when such death benefit proceeds are eventually received. This enables the Holder to receive a smoother cash flow from a pool of policies over time and avoid “lumpiness” in the cash flows that would otherwise be more pronounced in the absence of the MRI coverage. Any claim payment balances would accrue interest, typically at a spread of 250 basis points over LIBOR, to the extent they remain outstanding. The MRI coverage is obtained by paying an MRI premium, typically at equal to 2% of the cumulative death benefit of the covered life insurance policies, at the outset of the coverage and, depending on the specific terms of the MRI policy, possibly an additional premium amount at a predetermined time during the effective coverage period (the “Commitment Fee”), which is typically 1% of the cumulative death benefits of the covered policies. The insurer under the MRI policy typically must approve the sale of any life insurance policies covered by the MRI policy if such sale does not result in the full repayment of any outstanding recovery amounts. It is our understanding that there is only one MRI Provider. While the MRI coverage is relatively expensive, we believe that insurance policies underlying NIBs that are covered by MRI have less volatility, are more liquid and should achieve higher values for purposes of financing and secondary market sales.

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

The loans from the original Holders’ Lender had a term of 4 to 5 years at an interest rate between 4.5% and 8% compounded quarterly (12.1% in the event of default) and was secured by the life insurance policies owned by the Holder. During October 2017, the entities completed a refinancing of the loans that had matured. The agreements were with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation.

Our NIB Purchasing Guidelines

Our objective is to acquire NIBs based on insurance policy portfolios that will produce returns in excess of the purchase, financing, servicing and insuring costs incurred by the Holder and hold those NIBs to maturity. The guidelines we generally follow regarding the purchase of NIBs include:

●	the insured is 75 years old or older;

●	all NIBs relate to U.S. Universal Life Insurance policies;

●	all underlying insurance policies have qualified for financing that will cover at least four years of premiums following the date on which we acquire the NIBs;

●	each policy must first be reviewed by the legal due diligence team of the lender providing financing for the acquisition and servicing of the life insurance policies, second by the MRI company’s due diligence team and then finally approved by our due diligence processes;

●	all policies must qualify for MRI; and

●	the projected proceeds payable on each life insurance policy upon the death of the underlying insured are projected to exceed the costs to service the life insurance policies, amounts due to creditors secured by such life insurance policy, such as the Holders’ Lender or the MRI provider, other costs and fees incurred by the Holder and the percentage of the remaining insurance benefit retained by the Holder before payment is made to us in satisfaction of our NIBs.

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

Our Current NIB Portfolio

During October 2017, the Holders of the life settlements completed a refinancing of the loans that had matured. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and reduced the carrying value of the NIBs at March 31, 2018 to zero.

Employees

On March 31, 2018, we had two full-time employees: Randall F. Pearson, our President; and Lisa L. Fuller, Esq., our general legal counsel. Effective January 1, 2018, Matthew Pearson resigned his position as the Company’s Chief Operations Officer to pursue other opportunities. As of the date of this filing, no replacement has been designated to fill his position.

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

We have historically used substantial amounts of cash in operating activities. We are not responsible for maintaining any premiums or other expenses related to maintaining the underlying life settlement or life insurance policies. Ownership of the underlying life settlement or life insurance policies, and the related obligation to maintain such policies, remains with the entity that holds such policies. However, in the event of default of the owner, the Company may be required to expend funds on premiums, interest and servicing costs to protect its interest in NIBs, though the Company has no legal responsibility nor adequate funds for these payments.

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

Historically, 99% of our total assets are interests in life settlement policies, resulting in a lack of diversification of assets and concentration in assets that are subject to significant fluctuations in value.

Although we currently have no interest in life settlement policies, generally speaking, our investment in NIBs is usually the primary asset on our balance sheet. Life settlement products like NIBs are subject to substantial fluctuations in value, primarily based upon matters that are not within our control, such as the current health and life expectancy of the insureds underlying our NIBs, the solvency of the Holders of the policies and the Holders’ Lender, the Holders’ financing costs and ability to acquire policies and the solvency of the insurance companies. Each of these factors can result in significant fluctuations of the value of the life insurance policies underlying the NIBs, thereby affecting our interests. As demonstrated by the foreclosure on our NIBs occurring from May to July 2018, if the Holders fail to pay the costs of maintaining the insurance policies underlying our NIBs, the value of our NIB portfolio can be reduced to zero.

Limitations to the financial model we use may result in inaccurate or incomplete projections of future cash flow from the insurance policies underlying our NIBs.

Our financial model used to project our future cash flows from potential NIBs was chosen because of its straight-forward approach in calculating expected cash flows. We believe the methodology used in the model is particularly desirable because it has parameters that are easily verifiable and does not require complex calculations or mathematic simulations to confirm results. However, with every financial model, there are limitations. Most require assumptions to be made. Our model is no exception. Our assumptions may prove to be incorrect and, therefore, our model may be incorrect. Our model relies on actuarial life-expectancy reports prepared by third parties from which the estimated date of maturity is calculated. It is assumed that these reports were accurately made and properly reflect real life expectancies. Our model then uses minimum premiums generated by the industry-standard MAPS model as the assumed premium payments up until the date of maturity. We assume that such results are accurate and capture all the terms of a given policy. Our model also requires other inputs including but not limited to the following: (i) a 15-year period for projections; (ii) a distinct number of lives; (iii) a distinct number of policies; (iv) life expectancy tables and projections; (v) premiums; (vi) senior lending fees; (vii) MRI fees; and (viii) insurance, servicing and custodial fees. While this method of modeling cash flows is helpful in setting general expectations of potential returns that might be produced from a given portfolio, there is no way such results can be guaranteed. In addition to our assumptions, there are many factors that may affect the selection of inputs for the model.

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

The actual date of death of an insured with respect to a life insurance policy is uncertain. Life expectancies are projected from the medical records of the insured and actuarial data based upon the historical experience of similarly situated persons. However, it is impossible to predict with certainty any insured’s life expectancy. We have and will continue to base our longevity assumptions on the reports of third-party life expectancy providers, among whom there is no uniformity of assumptions, approach or procedure. There are also significant disputes among third-party life expectancy providers regarding the mortality rate relating to certain disease states and the efficacy of certain treatments. Some factors that may affect the accuracy of a life expectancy report or other calculation of the estimated length of an individual’s life are:

●	the experience and qualifications of the medical professional or life expectancy company providing the life expectancy estimate;

●	the completeness and accuracy of medical records received by the life expectancy company;

●	the reliability of, and revisions to, actuarial tables or other mortality data published by public and private organizations or developed by a life expectancy company and utilized by its medical professionals;

●	the nature of any illness or health conditions of the insured disclosed or undisclosed;

●	changes in living habits and lifestyle of an insured and medical treatments, medications and therapies available to and used by an insured; and

●	future improvements in medical treatments and cures, and the quality of medical care the insured receives.

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

In addition, because our cash flow is usually dependent on the life insurance policies underlying our NIBs coming to maturity, if life expectancies prove wrong we may not receive cash as projected. If the insured lives longer than any or all of the life expectancy appraisals predict, then the amounts available to us on our NIBs or other life settlement interests could be diminished, perhaps significantly, due to the additional time during which premiums will have to be paid and financing and other related expenses incurred in order to keep the related policy in force. If the insureds with respect to too many life insurance policies underlying our NIBs live longer than their respective life expectancies, then Holders may have to liquidate such life insurance policies. The market value of such Policies will necessarily be significantly less than the related death benefits, which could result in the NIBs held by us losing some or all of their value.

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

If general market interest rates increase, the value of any NIBs we might hold would likely decrease. Some of the Holder’s carrying costs associated with the life insurance policy portfolios underlying our NIBs (specifically interest payments on the MRI coverage outstanding balance) are tied to interest rates. If interest rates increase, the Holder’s carrying costs will increase and the return on our investment will decrease. Because the Holders pay all of the costs associated with the life insurance policy portfolios underlying our NIBs before they pay us, an increase in the Holder’s carrying costs will correspondingly decrease the amount we receive from any NIBs we might hold.

In addition, if the interest rates used to determine the market value of a life insurance policy change, the present value of the policy may also change. Generally, as interest rates increase, the present value of a life insurance policy decreases. If a Holder is forced to sell a policy in a higher interest rate environment, the market price for the policies underlying our NIBs may be less than the price at which such policy was acquired. Furthermore, Holders are generally obligated under the senior loans financing the purchase of life insurance policies to maintain certain loan to value ratios. If the present value of the life insurance policies decreases significantly, the Holder may be in breach of such obligations, which could impair the Holder’s ability to obtain financing necessary to service existing life insurance policies or acquire new policies. As a result, any NIBs we might hold may decline in value or become worthless.

The Holders may not be able to refinance the loans related to the life insurance policies underlying our NIBs.

The life insurance portfolios underlying NIBs typically involve loans originated with 4-5 year terms. We assume that the Holders will be able to refinance their loans at the end of the respective loan terms. However, the Holders’ Lender’s ability to offer replacement loans is governed by factors that are beyond our control or the control of the Holders. If the Holders are unable to refinance their loans with the Holders’ Lender, the Holders may not be able to continue to pay the premiums on the life insurance policies they hold and such life insurance policies may need to be liquidated, thereby potentially reducing the return on our NIBs. During October 2017, the entities completed a refinancing of the loans that had matured and were about to mature. The agreements were with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the lenders foreclosed on the loans associated with the underlying life insurance policies and the Company has recorded a $22,950,126 impairment on the NIBs.

The Holders may be unable to service their obligations under their loans and may default on such obligations, which could reduce the amount we realize on our investment in our NIBs.

The financing obtained by Holders to fund the purchase and premium payments of life insurance policies underlying our NIBs is secured by such insurance policies. These financing agreements allow the Holders’ Lender, in response to certain events, to refuse to advance additional funds, demand that the life insurance policies securing the loans be liquidated to repay outstanding balances or foreclose on the policies. Because we are not party to the financing agreements between the Holders and the Holders’ Lender, we have no right to receive notice of the Holders’ Lender’s intent to take action in response to a Holder’s default. If the Holders’ Lender refuses to advance additional funds and a Holder is unable to find alternative funds with which to pay premiums on the life insurance policies, such policies will lapse. As demonstrated in the May 2018 and July 2018 foreclosures, when the Holders’ Lender demands that the life insurance policies be foreclosed, the net insurance benefit of such policies payable to us could be materially impaired and possibly reduced to zero. Although we do have full rights, through agreements with the Holders, to the par value and fixed interest on that par value, our rights to payment on our NIBs is unsecured and is not guaranteed.

The Holders’ Lender is believed to be one of only one or two current sources for financing the Senior Loans.

We currently believe there are only one or two current sources of financing for senior loans. One of these is the Holders’ Lender, which has provided the senior loans for the acquisition and servicing of the life insurance policies underlying our prior NIBs portfolio. The Holders’ Lender is currently unrated. The Holders’ Lender has ceased making loans to Holders at any time and for any reason, including strategic, regulatory and other reasons. Since the Holders’ Lender ceased making loans to Holders to finance purchases of life settlement policies we are unable to purchase NIBs in the manner we have historically, unless another lender or financing source can be located by Holders on terms that make NIBs a valuable asset. Without financing from the Holders’ Lender or other sources, Holders may not be able to purchase policies and sell us NIBs. Our business of purchasing and holding NIBs has been materially and adversely harmed.

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

The MRI is a relatively new product and there are no guarantees that the MRI provider will be able to meet the Holders’ coverage needs. In addition, it is our understanding that there is only one MRI provider. The MRI provider has refused to provide future coverage to the Holders. Without the MRI coverage, the Holders have limited options when the senior loans mature. The Holders’ Lender has demanded repayment of all outstanding amounts under the senior loans, which resulted in the complete loss of the value of our NIBs.

The lapse of life insurance policies underlying our NIBs will result in the entire loss of our interest in the death benefits from those particular policies.

The Holders are required to make premium payments on the life insurance policies underlying our NIBs in order to keep such policies in force. These payments generally will be made from amounts available to the Holders pursuant to the senior loans, death benefits, and MRI payments. There has been insufficient funds available and the policy has been foreclosed and the value of the asset has been lost, decreasing the value of our NIBs to zero.

The Holders we contract with for the ownership of our NIBs and their related business partners and service providers may not have financial strength, be solvent or have integrity.

The value of our NIBs is based on our contracts with the Holders and is dependent on the financial strength, solvency and integrity of the Holders and their various business partners and service providers. We have been exposed to financial risk as the Holders have defaulted on their obligations to lenders.

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

In a study published in 2012, A.M. Best concluded that at least 300 lives are necessary to narrow the band of cash flow volatility and achieve actuarial stability, while Standard & Poor’s has indicated that actuarial stability is unlikely to be achieved with a pool of less than 1,000 lives. While there is a risk with a portfolio of any size that actual yield may be less than expected, we believe that the risk we face is presently more significant given the relatively low number of insureds underlying our potential NIBs as compared to rating agency recommendations.

Even if our portfolio reaches the size that is actuarially stable according to the rating agencies, we still may experience differences between the actuarial models we use and actual mortalities. Differences between our expectations and actuarial models, and actual mortality results, could have a materially adverse effect on our operating results and cash flow. In such a case, we would face liquidity problems, including difficulties acquiring new NIBs and other life settlement products. Continued or material failures to meet our expected results could decrease the attractiveness of our securities in the eyes of potential investors, thereby making it even more difficult to obtain capital needed to acquire additional NIBs and obtain desired diversification and expansion of the underlying insureds.

The limited number of sellers of NIBs and similar life settlement products in the secondary market may limit our ability to negotiate favorable prices in the acquisition of such life settlement interests.

To our knowledge, Del Mar, PCH and HFII, the three sellers from whom we have acquired all of our prior interests in NIBs are the only sellers of NIBs. Because we are not currently licensed to purchase life insurance policies directly from the insureds, we rely on re-sellers like Del Mar, PCH and HFII for such products.

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

The secondary market for life insurance policies and life settlements is relatively illiquid, and it is often difficult to sell life insurance policies or interests in life insurance policies at attractive prices, if at all. The ability to sell life insurance policies may be made even more difficult due to the nature in which the policies were originated, especially with respect to policies where the premiums were financed by the original owner, creating an increased risk associated with holding such policies. Holders may be limited in their ability to liquidate assets if they need to do so in order to raise funds to pay premiums, or otherwise. We may experience a loss of the value of our potential NIBs (including a total loss) if the life insurance policies underlying our NIBs must be liquidated under adverse circumstances.

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

We are a “reporting issuer” under Section 13 of the Exchange Act, required to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports respecting certain events on Form 8-K, along with proxy or information statements for any meeting of stockholders or written consents of stockholders holding sufficient securities to effect corporate actions. Most of these reports require generating and compiling significant accounting, legal and financial information, including audited year-end financial statements and reviewed quarterly financial statements. The preparation of these reports, their review by management and professionals and the auditing and review process of such financial statements consumes significant resources, in terms of management time and focus, as well as expenses related to legal, accounting and audit fees. It is difficult to quantify these costs, but we believe them to be not less than between approximately $175,000 and $250,000 annually. As our business grows, these costs can only increase.

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

If we fail to make timely repayments of amounts received under notes payable and lines-of-credit with related parties or the 8% convertible debenture agreement we will be in default of such obligations. In an event of default our repayment obligations may be accelerated, which may force us to liquidate some or all of our NIBs in circumstances unfavorable to us. Our default under these obligations may also limit our ability to obtain future financing from related or third parties.

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

There are risks that the policies underlying our potential NIBs may be procured on the basis of fraud or misrepresentation in connection with the application for the policy. Types of fraud that have enabled carriers to successfully rescind or void the related policies include, among others, misrepresentations concerning an insured’s financial net worth and/or income, need for and purpose of the life insurance protection, medical history and current physical condition, including age and whether the insured is a smoker. Such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans or other structured programs. In particular, there is a significant risk that applicants and potential insureds may not answer truthfully or completely questions related to whether the life insurance policy premiums will be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of the life insurance policy. Such risk may be further increased to the extent life insurance agents communicate to applicants and potential insureds regarding potential premium finance arrangements or profits to be made on policies that will be sold after the contestability period. If an insured has made any material misrepresentation on his/her application for life insurance, there is a heightened risk that the insurance company will contest or successfully rescind or void the related policy, although an issuing insurance company may not be able to raise such claims after the expiration of the contestability period. There has been significant litigation regarding whether or not a policy can be contested for fraud after the expiration of the contestability period. Florida, California and New York have concluded that a carrier may not contest a policy after the contestability period. New Jersey and Delaware have allowed such contests by the carriers. Each of the policies underlying our NIBs is beyond the contestability period. Even if such fraud in the application could not serve as a basis to challenge a policy because the contestability period has expired, it may be raised as evidence that the policy was provided as part of a STOLI arrangement. Furthermore, such misrepresentations can adversely affect the actuarial value of the death benefit under the related life insurance policies underlying our NIBs.

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

The ability of an issuing insurance company to seek to rescind one or more of the life insurance policies underlying our potential NIBs depends on whether such issuing insurance company is barred from bringing a rescission action by operation of an incontestability clause contained in the life insurance policies or contestability limitations applicable as a matter of state law. Each life insurance policy, in accordance with laws adopted in virtually every state in the United States, contains a provision that provides that, absent a failure to pay premiums, a policy shall be incontestable after it has been in force during the lifetime of the insured for a period of not more than two years after its date of issue. However, as stated above, some states recognize an exception to incontestability where there was actual fraud in the procurement of the policy. A new contestability period may also arise in connection with information provided on any application for reinstatement of a life insurance policy following lapse of a policy due to non-payment of premiums, or an application for an increase in policy benefits. The successful contestation of the life insurance policies underlying our potential NIBs by the applicable issuing insurance companies could materially and adversely affect our business and the results of our operations.

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

AXA Equitable has issued cost-of-insurance, referred to herein as “COI,” increases on eleven (11) of the life insurance policies underlying our potential NIBs. In addition, one Transamerica and one Lincoln policy have recently been subject to increased COI’s. Other carriers have been issuing COI increases that impact life insurance policies held by large settlement funds. Multiple lawsuits, including class actions, against Phoenix Life, Lincoln National Insurance Company, AXA Equitable, Banner Life, and Transamerica Life Insurance Company are currently ongoing and we are hopeful that we will be able to avoid any COI increases impacting our life insurance policies. However, most of these lawsuits are in the very early stages.

No assurance can be given that the Holders will have sufficient funds available to pay all the premiums on the life insurance policies underlying our NIBs if policy premiums increase. If the potential Holders do not have sufficient funds available to pay all the premiums on the life insurance policies underlying our potential NIBs, our potential NIBs would lose all of their value.

Carrier and service partner credit risk can adversely affect our interest in our NIBs or other life settlements.

We are subject to the credit risk associated with the viability of the various insurance companies that issued the life insurance policies underlying our potential NIBs. The insolvency of an issuing insurance company or a downgrade in the ratings of an issuing insurance company could have a material adverse impact on the value of the policies underlying our NIBs issued by such issuing insurance company, the collectability of the related death benefits and the ability of such issuing insurance company to pay the cash surrender value or other amounts agreed to be paid by the issuing insurance company. Any such impairment of the claims-paying ability of the issuing insurance company could materially and adversely affect the value of the policies issued by such insurance company, the ability of the Holder to pay the premiums due on other insurance policies and the Holders ability to pay any required policy premiums, fees and expenses of the service providers and our other expenses, which could materially and adversely affect the value of our potential NIBs.

The inability to keep track of the insureds could keep us from updating the medical records of the insured.

It is important for the Holder of the life insurance policies underlying our potential NIBs to track the health status of an insured and keep information current, which is done by contacting the insured and/or other designated persons and obtaining updated medical records from an insured’s physician. There are significant U.S. federal and state laws relating to privacy of personal information that affect the operations of the servicer and its ability to properly service the policies underlying our potential NIBs, especially with regard to obtaining current information from an insured’s physician.

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

The purchase and sale of insurance policies in the secondary market from the policy’s original owner and among secondary market participants is subject to regulation in approximately 45 states and Puerto Rico. The scope of the regulations and the consequences of their violation vary from state to state. In addition, within a given state, the regulations may vary based upon the life expectancy of the insured at the time of sale or purchase. In many states, a policy on an insured with a life expectancy of two years or less is referred to as a “viatical settlement” or a “viatical.” A policy on an insured with a life expectancy of more than two years is referred to as a “life settlement.” The Holders have not, and do not intend to, purchase viatical settlements and should not be subject to the regulatory regimes that govern these policies. However, the states vary in their technical definitions of viatical settlements and life settlements, and state insurance regulators, who are charged with interpretation and administration of insurance laws and regulations, vary in their interpretations. Therefore, despite our expectations, it may be possible that under the rules of a particular state, a policy underlying our potential NIBs that is not commonly thought of as a viatical settlement may meet the technical definition thereof. Engaging in the purchase or sale of life settlements or viatical settlements in violation of applicable regulatory regimes could result in fines, administrative and civil sanctions and, in some instances, criminal sanctions. United States and state securities laws could have an adverse effect on the Holders’ ability to liquidate any policies we or they believe should be sold.

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

With respect to the life insurance policies underlying our potential NIBs, the payment of death benefits by issuing insurance companies is supported by state regulated reserves held by the issuing insurance companies and, under certain circumstances and in limited amounts that vary from state to state, state-supported life and health insurance guaranty associations or funds. However, such reserves and guaranty funds, to the extent in existence, may be insufficient to pay all death benefits under the life insurance policies underlying our NIBs issued by an issuing insurance company if such issuing insurance company becomes insolvent. Even if such guaranty funds are sufficient, the obligation of a state guaranty fund to make payments may not be triggered in certain circumstances.

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

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding the insureds underlying our potential NIBs could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in our business, which could have a material adverse effect on our business, financial condition or results of operations.

U.S. privacy concerns may affect the access to accurate and current medical information regarding the insured under the life insurance policies underlying or NIBs.

The value of a life insurance policy underlying our potential NIBs is inherently tied to the remaining life expectancy of the insured and information necessary to perform this valuation may not be available at the time of purchase or sale. For example, if a policy is being purchased in the secondary market from an entity that had earlier purchased the policy directly from the insured, it is likely that the insured made his or her medical records available at the time of his or her sale of the policy to the initial purchaser. However, if necessary consents were not obtained from the insured, it is possible that this information cannot legally be made available at the time of the subsequent purchase of the policy. If it is legally available to the subsequent purchaser, it is possible that such information is outdated and of little utility for a current evaluation of the remaining life expectancy of the insured. Even if the insured granted a general consent that gave the owner of the policy the right to subsequently request and receive medical information from the insured’s health providers, it is possible for the insured to subsequently revoked such consent. Likewise, it is possible that, under applicable law, the consent expires after a certain period of time. Even if the consent is effective, without the cooperation of the insured, it may be difficult to convince the insured’s health care providers of the consent’s efficacy and such health providers may be reluctant to release medical information. These impediments to accessing current medical information can prove to be a significant obstacle to the proper valuation of a policy at the time of either the policy’s purchase or sale.

Risk Factors Related To Our Common Stock

There is a limited public market for our common stock, and any market that may develop could be volatile.

The market for our common stock has been limited due to, among other factors, low public float of our common stock, low trading volume and the small number of brokerage firms acting as market makers. There were approximately 14,614,577 shares of our common stock held by non-affiliates as of March 31, 2018. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to.

An active trading market for shares of our common stock may never develop or be sustained. If no trading market develops, securities analysts may not initiate or maintain research coverage of our company, which could further depress the market for our common stock. As a result, investors may not be able to sell their shares of our common stock at the time that they would like to sell. The limited market for our shares may also impair our ability to raise capital by selling additional shares and our ability to acquire other companies or technologies by using our common stock as consideration. The following may result in short-term or long-term negative pressure on the trading price of our shares, among other factors:

●	Conditions and publicity regarding the life settlement market and related regulations generally;
●	Regulatory developments in the life settlement market;
●	Lack of listing for our common stock;
●	Lack of shares of our common stock in public float;
●	Lack of market makers with respect to our common stock;
●	Inability to raise needed capital;
●	Low volume of trading of our common stock;
●	Price and volume fluctuations in the stock market at large, which do not relate to our operating performance; and
●	Comments by securities analysts or government officials, including those with regard to the viability or profitability of the life settlement industry generally or with regard to our ability to meet market expectations.

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

Members of our management team and two stockholders together beneficially own approximately 67 % of our outstanding common stock. This percentage of stock ownership is significant in that it could carry any vote on any matter requiring stockholder approval, including the subsequent election of directors, who in turn appoint all officers. As a result, these persons control the Company, regardless of the vote of other stockholders. As a result, other stockholders may not have an effective voice in our affairs.

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 44,128,441 shares of our common stock that were outstanding as of March 31, 2018, 225,000 of such shares are subject to leak-out agreements. Pursuant to such agreements, each of these stockholder’s common stock can only be sold in an amount equal to 0.0025% (1/4%) of our outstanding securities (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the four quarterly periods beginning on January 1, 2017; 0.01 (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”). Notwithstanding the foregoing, any stockholder subject to a lock-up/leak-out agreement that owns less than 100,000 shares of common stock that are covered thereby, is allowed to sell such stockholder’s common stock. Our remaining outstanding shares are mostly freely tradable under Rule 144 and certain limitations on the number of shares that can be sold quarterly by “affiliates” of the Company as defined under the Securities Act. Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock. See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Part II, Item 5, below for further information. Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

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

We have been delayed in filing this 10-K, as well as the March 31, 2019 10-K. We are also late filing the three encompassed 10-Qs and two additional 10-Qs. Potential consequences of delayed or late filings can include a negative effect on share value and negative market reactions. Our shares were traded on the OTCQB exchange and have since been delisted to the OTC Pink Sheets. The OTC Pink Sheets is the lowest tier of the three marketplaces for trading over-the-counter stocks provided and operated by the OTC Markets. The pink sheets system, unlike companies on a stock exchange, do not need to meet minimum requirements or file with the SEC. The Company is working to resolve the delayed filings issues.

Risk Factors Related To Our Internal Controls

We have identified a material weakness in our internal control over financial reporting. Although no material misstatements occurred due to this material weakness, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2018. Our ability to remediate the material weakness, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our Company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. As disclosed in more detail under Item 9 “Controls and Procedures” of this annual report on Form 10-K, we have concluded that our internal control over financial reporting was ineffective as of March 31, 2018 due to material weakness in the processes and controls over review of information with sufficient precision included proper documentation to support accounting conclusions and communication and dissemination of information relevant to financial reporting.

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

Our President is currently evaluating options to remediate these material weaknesses, however, remedial actions have only recently been undertaken, and while we expect to implement our remediation plan through 2019, we cannot be certain as to when remediation will be fully completed. The material weaknesses will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Additional details regarding the remediation efforts are disclosed in more detail under Item 9 “Controls and Procedures” of this annual report on Form 10-K. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business through our executive office, located in Provo, Utah, with approximately 1,600 square feet of office space. We believe that the lease to which we are subject is generally on terms consistent with prevailing market terms, and none of the leases are with our affiliates. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Pink under the symbol “SUND.” There is no “established trading market” for our shares of common stock. No assurance can be given that any established trading market for our common stock will develop or be maintained, and if an established trading market develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” or “control securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2018 and 2017. These bid prices were obtained from The OTC Markets Group, Inc. or other qualified interdealer quotation medium. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2018
April 1 through June 30, 2017	3.30	2.65
July 1 through September 30, 2017	2.80	2.50
October 1 through December 31, 2017	2.50	2.25
January 1 through March 31, 2018	4.00	2.25
March 31, 2017
April 1 through June 30, 2016	3.20	3.07
July 1 through September 30, 2016	3.18	3.09
October 1 through December 31, 2016	3.40	2.52
January 1 through March 31, 2017	3.40	3.30

Holders

We had 85 stockholders of record as of October 16, 2019, and an indeterminate number of stockholders who hold shares in “street name.”

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

Recent Sales of Unregistered Securities

During the fiscal years ended March 31, 2018 and 2017, the Company did not have any sales of unregistered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the fiscal year ended March 31, 2018, there were no purchases of equity securities by us or by our “affiliates.”

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

We currently do not purchase or hold life settlement or life insurance policies but, rather, previously held a contractual right to receive the net insurance benefits, or NIBs, from a portfolio of life insurance policies held by a third party (“the Owners” or “the Holders”). These NIBs represent an indirect, residual ownership interest in a portfolio of individual life insurance policies and they allowed us to receive a portion of the settlement proceeds from such policies, after expenses related to the acquisition, financing, insuring and servicing of the policies underlying our NIBs have been paid.

We were not responsible for maintaining premiums or other expenses related to maintaining the underlying life settlement or life insurance policies. Ownership of the underlying life settlement or life insurance policies, and the related obligation to maintain such policies, remains with the entity that holds such policies. However, in the event of default of the owner, the Company may choose to expend funds on premiums, interest and servicing costs to protect its interest in NIBs, though the Company has no legal responsibility nor adequate funds for these payments.

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

Plan of Operations

Life Settlements is not a market sector without competition and, at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations through debt or equity financing. We may be required to expend funds on premiums, interest and servicing costs to protect our interest in NIBs, though we have no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, we would be required to evaluate our investment in NIBs for possible adverse impairment. During October 2017, the entities completed a refinancing of the loans that had matured. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs at March 31, 2018 to zero.

When we hold NIBs, we use an estimation methodology to project cash flows and returns as presented. The estimation model requires many assumptions, including, but not limited to the following: (i) an assumption that the distinct number of lives in our portfolio would exhibit similar experience to a statistically diverse portfolio from which mortality tables have been created; (ii) an assumption that the life expectancies (the “LE” or “LEs”) provided by LE providers represent the actuarial mean of the life expectancies of the insureds in our portfolio, (iii) the weighted average of the LEs provided by the LE providers represents an appropriate method for adjusting for discrepancies in the LEs; (iv) life expectancy tables and projections are accurate; (v) the minimum premiums calculated based on the in-force illustrations provided by life insurance carriers are accurate and will not change over the course of the lifetime of our portfolio; and (vi) the Holders’ Lender fees, MRI fees, and insurance, servicing and custodial fees will not change materially over time. While this method of modeling cash flows is helpful in providing a theoretical expectation of potential returns that might be produced from our NIBs portfolio, actual cash flows and returns inevitably will be different (possibly materially) due to the fact that predicting the exact date of death of any individual is virtually impossible. The provision of a theoretical cash flow model is by no means any guarantee of any results. The actual performance of these NIB interests (as well as our future expectations as to what such performance might be) may differ substantially from our expectations, especially if any of the assumptions change or differ from our initial assumptions.

Results of Operations

2018 Compared to 2017

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

Due to the foreclosure agreement previously mentioned, no interest income was recorded for the fiscal year ended March 31, 2018. Interest income on investment in NIBs totaled $5,751,689 for the fiscal year ended March 31, 2017.

General & Administrative Expenses

General and administrative expenses totaled $1,569,224 and $2,489,938 during fiscal year ended March 31, 2018, and 2017, respectively. As further explained in Footnote 10 of our audited consolidated financial statements that accompany this Annual Report, the Company had agreed, but was not contractually obligated, to pay for certain costs to maintain the structure of the underlying life insurance policies. As of March 31, 2017, the Company had accrued expenses of $316,667 relating to the costs to maintain the structure of the life insurance policies. Additionally, during the year ended March 31, 2017 we incurred $182,572 in expenses relating to stock based compensation for stock options. The amortization of these options was completed during the year ended March 31, 2017, and therefore no expenses were recognized for stock based compensation during the year ended March 31, 2018. The remainder of the General & Administrative expenses for both years were professional fees, payroll and travel expenses.

Impairment of Net Insurance Benefits

Between May 2018 and July 2018, the Owners entered into agreements that completed a strict foreclosure transaction that transferred these policies from the owners to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and recognized a $1,936,311 impairment of related interest receivable during the year ended March 31, 3018. In addition, we also recognized a $22,950,126 impairment on the NIBs, which is recorded in Other Expenses. Management concluded that the foreclosure event represented the culmination of conditions that provided indications affecting the realization of the Company’s investment in NIBs assets during the fiscal year ended March 31, 2018, and changed the classification of the Investment in NIBs from Held to Maturity to Available for Sale.

Other Income and Expenses

For the year ended March 31, 2018, other income and expenses primarily consist of the $22,950,126 expense related to the impairment of the NIBs, which was a result of the Company losing its position in the residual benefits of the policies. During the years ended March 31, 2018, and 2017, interest expense accrued in the amount of $257,181 and $390,625, respectively. The decreased interest expense from 2017 to 2018 was primarily due to higher principal balances during the year ended March 31, 2017. During the year ended March 31, 2018, the Company spent $470,775 to pursue potential financing alternatives. Included in Other Expenses for the year ended March 31, 2017 is a $100,000 as a financing advance, which we subsequently determined we would not be pursuing the opportunity related to the advance.

Income Taxes

During the year ended March 31, 2017, the Company recorded net income before income taxes of $2,771,126, and also recorded an income tax expense of $758,972.

During the fiscal year ended March 31, 2018, the Company recorded a net loss before income taxes of $27,183,617 and recorded an income tax benefit of $758,972.

As of March 31, 2017 the Company’s deferred tax liabilities exceeded deferred tax assets, which resulted in the recording of income tax expense and a deferred tax liability. As a result, an income tax expense and corresponding deferred tax liability of $758,972 was recorded on the financial statement. During the year ended March 31, 2018, the Company’s deferred tax assets exceeded deferred tax liabilities. The Company assesses the need for a valuation allowance against its deferred income tax assets at March 31, 2018. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. Consequently, during the year ended March 31, 2018, management had placed a 100% valuation allowance, totaling $6,147,000 on the amount of the Company’s deferred tax assets exceeding deferred tax liabilities. An income tax benefit of $758,972 was recorded. The deferred tax assets primarily relate to net operating loss carryforwards.

Recent Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was signed into law by the President of the United States. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate tax rate from 35% to 21% effective for our fiscal year ending March 31, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

The Tax Reform Act reduces the federal corporate tax rate to 21% effective for our calendar year ending March 31, 2018. We will recognized the effects of the Tax Reform Act for the re-measurement of the net deferred tax liabilities during the year ended March 31, 2018.

We recognized the income tax effects of the Tax Reform Act in our fiscal year ending March 31, 2018 financial statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Reform Act was signed into law. The guidance addresses how a company recognizes provision amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. As such, the financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC 740 is incomplete, but a reasonable estimate could be determined. Pursuant to the SAB 118, we are allowed a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of March 31, 2018, we had $936,902 of cash, compared to $4,364 as of March 31, 2017. As of March 31, 2018, the Company had access to draw an additional $5,900,492 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $60,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of March 31, 2018 totaled $162,594, and other accrued liabilities totaled $144,652. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures and will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through August 2020.

2018 Cash Flows Compared to 2017 Cash Flows

For the year ended March 31, 2018, we recorded net cash provided by operating activities of $6,017,783, compared to $564,928 used in operating activities during the year ended March 31, 2017. The increase in operating cash inflows was primarily due to the receipt of approximately $9,269,568, which represents approved distribution funds from the policy owners as a return on our interest in NIBs prior to the foreclosure.

For the years ended March 31, 2018 and 2017 no cash was used in or provided by investing activities.

During the year ended March 31, 2018 net cash used in financing activities was $5,085,245, compared to net cash provided by financing activities of $544,575 for the year ended March 31, 2017. During the year ended March 31, 2018, we repaid $4,385,245 of the principal outstanding on the Notes Payable, Related party agreements and borrowed $200,000 and repaid $900,000 on the Convertible Debenture. During the year ended March 31, 2017, we borrowed $1,544,575 under the Notes Payable, Related Party agreements and repaid $150,000 during the year. In addition, we paid out the $750,000 Mandatorily Redeemable Common Stock Payable recorded on the balance sheet as of March 31, 2017, and we also paid $100,000 as a financing advance. We subsequently determined that we would not be pursuing the opportunity related to the $100,000 advance, and therefore expensed the $100,000 as a Financing Expense during the year ended March 31, 2017.

At March 31, 2018, we owed $829,508, excluding accrued interest, pursuant to notes payable and lines-of-credits from related parties. At March 31, 2017, we owed $5,214,753, excluding accrued interest, pursuant to notes payable and lines-of-credits from related parties and $700,000, excluding accrued interest, pursuant to an 8% Convertible Debenture.

During the year ended March 31, 2018, we paid $549,643 in interest on the Note Payable, Related Party agreements and Convertible Debenture, and we accrued an additional $257,181 of interest payable on the Note Payable, Related Party agreements and the Convertible Debenture.

As explained in the General and Administrative Expenses section of our discussion, the Company had agreed, but was not contractually obligated, to pay for certain costs to maintain the structure of the underlying life insurance policies. As of March 31, 2017, the Company had remaining accrued expenses of $316,667 relating to the costs to maintain the structure of the life insurance policies. During the year ended March 31, 2018, the Company made payments totaling $127,504, after which the Company received notification from the Holders that the remaining $189,163 had been paid in full by the Holders. During the year ended March 31, 2018, the Company had reversed the effects of the remaining $189,163 accrued liability on its balance sheet.

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

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations by maturity date as of March 31, 2018:

		Maturity Date
	Total	Year Ended March 31, 2019	Year Ended March 31, 2020	Thereafter

Debt Obligations	$829,508	$-	$829,508	$-
Interest payable	144,651	-	144,651	-
Total	$974,159	$-	$974,159	$-

Debt

At March 31, 2018, we owed $974,160, including accrued interest, for debt obligations. We owed $829,508 in principal pursuant to notes payable and lines-of-credits from related parties and had fully paid off the principal owing on the 8% Convertible Debenture. As of March 31, 2018, one note payable and line-of-credit had a principal balance of $829,508 and is due on November 30, 2020, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had no principal balance, and the line of credit is currently extended through November 30, 2020. The convertible debenture agreement, which has no principal balance due as of March 31, 2018 is open through August 31, 2019. As of October 16, 2019, there was $5,137,992 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

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

Our Investment in NIBs are classified as held-to-maturity investments at March 31, 2017 and as available-for-sale investments at March 31, 2018. At March 31, 2018, we have determined our investment in NIBs to have no fair value, as all remaining benefits had been received.

Item 8. Financial Statements and Supplementary Data

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sundance Strategies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sundance Strategies, Inc. (“the Company”) as of March 31, 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for year ended March 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT
October 16, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sundance Strategies, Inc.

Provo, Utah

We have audited the accompanying consolidated balance sheet of Sundance Strategies, Inc. (the “Company”) as of March 31, 2017 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ BDO USA, LLP

Salt Lake City, Utah

April 12, 2018

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	March 31,
	2018	2017

ASSETS

Assets
Cash and cash equivalents	$936,902	$4,364
Prepaid expenses and other assets	4,705	4,705
Investment in net insurance benefits	-	34,156,005

Total Assets	$941,607	$34,165,074

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Accounts payable	$162,594	$508,071
Deferred income taxes	-	758,972
Notes payable, related parties	829,508	5,214,753
Convertible debenture	-	700,000
Accrued expenses	144,652	753,780

Total Liabilities	1,136,754	7,935,576

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Equity
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 44,128,441 shares issued and outstanding	44,129	44,129
Additional paid in capital	24,547,014	24,547,014
Retained earnings (accumulated deficit)	(24,786,290)	1,638,355

Total Stockholders’ Equity (Deficit)	(195,147)	26,229,498

Total Liabilities and Stockholders’ Equity (Deficit)	$941,607	$34,165,074

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017

Interest Income on Investment in Net Insurance Benefits	$-	$5,751,689

General and Administrative Expenses	1,569,224	2,489,938
Impairment of Accrued Interest Receivable on Net Insurance Benefits	1,936,311	-

Income (Loss) from Operations	(3,505,535)	3,261,751

Other Expense
Impairment of investment in net insurance benefits	(22,950,126)	-
Interest expense	(257,181)	(390,625)
Financing expense	(470,775)	(100,000)

Total Other Expense	(23,678,082)	(490,625)

Income (Loss) Before Income Taxes	(27,183,617)	2,771,126
Income Tax Provision (Benefit)	(758,972)	758,972

Net Income (Loss)	$(26,424,645)	$2,012,154

Basic and Diluted:
Basic earnings (loss) per share	$(0.60)	$0.05
Full diluted earnings (loss) per share	$(0.60)	$0.04

Basic weighted average number of shares outstanding	44,128,441	44,131,515
Diluted weighted average number of shares outstanding	44,128,441	45,477,464

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2018 and 2017

			Additional	Retained Earnings	Total
	Common Stock		Paid In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, March 31, 2016	44,128,441	$44,129	$24,364,442	$(373,799)	$24,034,772

Stock-based compensation expense	-	-	182,572	-	182,572

Net income	-	-	-	2,012,154	2,012,154

Balance, March 31, 2017	44,128,441	44,129	24,547,014	1,638,355	26,229,498

Net loss	-	-	-	(26,424,645)	(26,424,645)

Balance, March 31, 2018	44,128,441	$44,129	$24,547,014	$(24,786,290)	$(195,147)

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017

Operating Activities

Net income (loss)	$(26,424,645)	$2,012,154
Adjustments to reconcile to net cash from (used in) operating activities:
Share based compensation - options	-	182,572
Impairment of net insurance benefits	22,950,126	-
Impairment of net insurance benefits interest receivable	1,936,311	-
Deferred income taxes	(758,972)	758,972
Write-off of financing commitment	-	100,000
Accrued interest on net insurance benefits	-	(5,751,689)
Cash received on NIBs	9,269,568	1,417,870
Changes in operating assets and liabilities
Prepaid expenses and other assets	-	(2,830)
Accounts payable	(345,477)	156,400
Accrued expenses	(609,128)	561,623

Net Cash provided by (used in) Operating Activities	6,017,783	(564,928)

Financing Activities

Proceeds from convertible debenture	200,000	-
Repayment of convertible debenture	(900,000)	-
Proceeds from issuance of notes payable, related party	-	1,544,575
Repayment of notes payable, related party	(4,385,245)	(150,000)
Redemption of mandatorily redeemable common stock	-	(750,000)
Financing advance	-	(100,000)

Net Cash provided by (used in) Financing Activities	(5,085,245)	544,575

Net Change in Cash and Cash Equivalents	932,538	(20,353)
Cash and Cash Equivalents at Beginning of Period	4,364	24,717

Cash and Cash Equivalents at End of Period	$936,902	$4,364

Non Cash Financing & Investing Activities, and Other Disclosures
Cash paid for interest	$549,643	$145,669
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(1) ORGANIZATION AND BASIS OF PRESENTATION

Sundance Strategies, Inc. (formerly known as Java Express, Inc.) was organized under the laws of the State of Nevada on December 14, 2001, and engaged in the retail selling of beverage products to the general public until these endeavors ceased in 2006; it had no material business operations from 2006, until its acquisition of ANEW LIFE, INC. (“ANEW LIFE”), a subsidiary of Sundance Strategies, Inc. (“Sundance Strategies”, “the Company”, “we” or “our”). The Company is engaged in the business of purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.” Since the Company’s inception its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. Currently, the Company is focused on the purchase of net insurance benefit contracts (“NIBs”) based on life settlements or life insurance policies. The Company does not take possession or control of the policies. The owners of the life settlements or life insurance policies (the “Owners” or “the Holders”) acquire such policies at a discount to their face value. The Owners had available credit to pay forecasted premiums and expenses on the underlying policies until April 15, 2018, the renewal date of the loans on the life insurance policies. On settlement, the Company receives the net insurance benefit after all borrowings, interest and expenses have been paid by the Owners out of the settlement proceeds.

The Owners are variable interest entities (VIEs), for which the Company has a variable interest, but is not the primary beneficiary. The Company’s investment in NIBs (see Note 5) were issued by the Owners (i.e. the VIEs). The Company’s maximum exposure to loss in the variable interest entities is limited to the investment in NIBs balance. The Company does not have the power to direct activities of the VIEs. Further, the Company does not have the contractual obligation to absorb losses of the VIEs.

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

The Company accounted for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company and impairment losses. At the time of transfer or purchase of an investment in NIBs, we estimated the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculated accretable income, which was recorded as interest income on investment in NIBs in the statement of operations. Our projections were based on various assumptions that are subject to uncertainties and contingencies including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows were evaluated for changes. If the determination was made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield was calculated prospectively based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows would result in a prospective increase or decrease in the effective interest rate used to recognize interest income. Any significant adverse change in the cash flows that may have resulted in the recognition of an “other-than-temporary impairment” (“OTTI”), and would be evaluated by the Company accordingly.

At March 31, 2018 the Company’s investment in NIBs was treated as a debt security, which was classified as an available for sale security.

At March 31, 2017, the Company’s investment in NIBs is treated as a debt security, which is classified as a held-to-maturity asset. We evaluate the carrying value of our investment in NIBs for impairment on a regular basis and adjust our total basis in the NIBs using new or updated information that affects our assumptions. We recognized impairment on a NIB contract when the fair value of the beneficial interest was less than the carrying amount of the investment, plus anticipated undiscounted future premiums and direct external costs, if any, and if there are adverse changes in cash flow. We had not recognized any impairment on our investment in NIBs from inception, through the year ended March 31, 2017.

Between May 2018 and July 2018, the Owners entered into agreements that completed a strict foreclosure transaction that transferred these policies from the owners to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and recognized a $22,950,126 impairment on the NIBs and $1,936,311 impairment of related interest receivable during the year ended March 31, 3018. Management concluded that the foreclosure event represented the culmination of conditions that provided indications affecting the realization of the Company’s investment in NIBs assets during the fiscal year ended March 31, 2018. As a result, the Company recorded the impairment of the NIBs during the fiscal year ended March 31, 2018, and changed the classification of the Investment in NIBs from Held to Maturity to Available for Sale.

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

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended March 31, 2018 and 2017, is summarized as follows:

	Year Ended March 31,
	2018	2017
Basic weighted-average number of common shares outstanding during the year	44,128,441	44,131,515
Weighted-average number of dilutive common stock equivalents outstanding during the year	-	1,345,949
Diluted weighted-average number of common and common equivalent shares outstanding during the year	44,128,441	45,477,464

For the year ended March 31, 2017, options to exercise 400,000 shares were excluded because they were anti-dilutive. As of March 31, 2018  there were 2,106,875 options outstanding that were excluded because their effect would have been antidilutive. In addition, 235,345 shares related to the potential conversion of the convertible debenture were excluded because they were anti-dilutive for the years ended March 31, 2017. As of March 31, 2018, there was no principal balance on the convertible debenture and therefore, no potential conversion.

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

Investment in Net Insurance Benefits, The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance contracts that have been financed by an independent third party via a loan from a lender and insured via a mortality risk insurance product or mortality re-insurance (“MRI”). Future expected cash flow is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment, and service provider or other third-party payments. The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid. The Company held between 72.2% and 100% in the NIBs relating to the underlying life insurance policies from September 1, 2015 to March 31, 2018. The Company’s Investment in NIBs are classified as held-to-maturity investments at March 31, 2017 and as available-for-sale investments at March 31, 2018. At March 31, 2018, we have determined our investment in NIBs to have no fair value, as all remaining benefits had been received and the underlying policies have been subject to foreclosure (see Note 1).

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

The Company files United States Federal and State income tax returns. The income tax returns of the Company are subject to examination by taxing authorities for three to five years from the date they are filed. The Company has tax returns subject to examination for 2013-2018.

Principles of Consolidation, The consolidated financial statements include the accounts of the Company and its subsidiary. The subsidiary is wholly owned. All intercompany accounts and transactions are eliminated in consolidation.

Variable Interest Entities (“VIEs”), The owners of the Life Insurance Policies are variable interest entities (VIEs), for which the Company has a variable interest, but is not the primary beneficiary, as it does not have control over the significant activities affecting the economic performance of the owners. The Company’s maximum exposure to loss in the variable interest entities is limited to the investment in NIBs balance, which has a carrying value of $0 as of March 31, 2018. The Company does not have the power to direct activities of the VIEs. Further, the Company does not have the contractual obligation to absorb losses of the VIE beyond the Company’s initial investment. As further explained in Note 10, the Company had agreed, but was not contractually obligated, to pay for certain costs to maintain the structure of the underlying life insurance policies. The probable amount of these costs was $316,667 at March 31, 2017, and is recorded as accrued expense as of March 31, 2017. See Note 10 for updates to the estimated costs subsequent to March 31, 2017.

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

In accordance with the disclosure requirements of ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s Investment in NIBs, which are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. In estimating the fair value of the Company’s Investment in NIBs, the rate of return that a market participant would be willing to pay for each portfolio is used to recalculate the discounted estimated future cash flows. This present value is used to represent the fair value of the Investment in NIBs using level 3 inputs. The carrying amounts in the table are recorded in the consolidated balance sheets at March 31, 2018 and 2017:

Fair Value Measurements at March 31, 2018
Description	Level 1	Level 2	Level 3	Total

Investment in Net Insurance Benefits	$-	$-	$-	$-

	Fair Value Measurements at March 31, 2017
Description	Level 1	Level 2	Level 3	Total

Investment in Net Insurance Benefits	$-	$-	$45,643,224	$45,643,224

The fair value of our investment in NIBs is determined by evaluating the sum of present value of the future cash flows expected from the NIBs. The key unobservable inputs used to arrive at the fair value estimates of the Company’s Investment in NIBs at March 31, 2018 and 2017, included a market rate discount rate range of approximately 15% to 18%, with a weighted average rate approximating 16%. The interest rate range and weighted average rate was obtained from the Market Rate – Life Insurance Settlement Association Statistics (weighted 50%), Build-up Method (weighted 25%) and Historical Cost Method (weighted 25%). As explained in Note 1, our current projections for the future cash flows are based off of various assumptions that are subject to uncertainties and contingencies, which are difficult to predict and are subject to future events that may impact our estimates and interest income. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion. During the year ended March 31, 2017, certain maturities were realized sooner than originally projected. The aggregate face value of these maturities was $14,500,000. In addition, there was a reduction of ongoing fees required to support the underlying policies. These two factors contributed to an overall increase in the estimated cash flows expected from the NIBs, which increased the estimated fair value from $29,432,917 as of March 31, 2016 to $45,643,224 as of March 31, 2017.

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2018 and 2017.

The Company’s recorded values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the Notes Payable, Related Parties and Convertible Debenture approximates the fair values as the interest rate approximates market interest rates.

(3) NEW ACCOUNTING PRONOUNCEMENTS

Adopted During the Year Ended March 31, 2018

In December, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard is designed to simplify the presentation of deferred income taxes, and requires all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The standard was adopted by the Company on April 1, 2017, and for interim periods within that fiscal year. The Company does not believe the adoption of this guidance had a material effect on the consolidated financial statements as the Company presents an unclassified balance sheet.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard simplifies certain aspects of the accounting for share-based payment award transactions by allowing entities to continue to use current GAAP by estimating the number of awards that are expected to vest or, alternatively, entities can elect to account for forfeitures as they occur. Another aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. The Company adopted the new standard for its fiscal year beginning April 1, 2017. The Company does not believe the adoption of this guidance has a material effect on the consolidated financial statements.

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

(4) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists principally of currency on hand and demand deposits at commercial banks. The Company had $936,902 and $4,364 in cash and cash equivalents as of March 31, 2018, and 2017, respectively. The Company maintains non-interest bearing accounts at one financial institution. The accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.

(5) INVESTMENT IN NET INSURANCE BENEFITS

The balance in Investment in NIBs at March 31, 2018 and 2017, and related activity for the periods then ended were as follows:

	March 31, 2018	March 31, 2017
Beginning Balance	$34,156,005	$29,822,186
Accretion of interest income	-	5,751,689
Cash received	(9,269,568)	(1,417,870)
Impairment of accrued interest receivable	(1,936,311)
Impairment of investments	(22,950,126)	-
Ending Balance	$-	$34,156,005

The amortized cost, aggregate fair value and gross unrecognized holding gains and losses at March 31, 2018 and 2017, were as follows:

	March 31, 2018	March 31, 2017

Amortized Cost Basis/Net Carrying Amount	$-	$34,156,005
Aggregate Fair Value (See Note 2)	-	45,643,224
Gross Unrecognized Holding Gains	$-	$11,487,219

(6) NOTES PAYABLE, RELATED PARTY

As of March 31, 2018 and 2017, the Company had borrowed $829,508 and $5,214,753, respectively, excluding accrued interest, from related parties under notes payable agreements that allow for borrowings of up to $6,730,000, exclusive of accrued interest. There are no covenants associated with these agreements. The remaining $829,508 was due November 30, 2018 (see Note 12 for subsequent due date extensions). In the event the Company completes a successful equity raise, principal and interest on notes payable totaling $849,935 are due in full at that time. The notes payable incur interest at 7.5% per annum. During the years ended March 31, 2018 and 2017 the Company borrowed under these agreements an additional $400,000 and $1,544,576 respectively, and repaid $4,785,245 and $150,000, respectively. As of March 31, 2018, the Company had availability to borrow up to $5,900,492. The interest associated with these notes of $20,427 and $334,626 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2018 and 2017, respectively. The related parties include the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

On December 6, 2017, the note payable, related party agreement that allowed for borrowings of up to $4,600,000 at December 31, 2017, was amended to extend the due date from August 31, 2018 to August 31, 2019. At the time of the extension, the Company had no outstanding principal owing on that agreement. The $929,508 of notes payable owed as of December 31, 2017 was due November 30, 2018, and was later extended, through a series of amendments, to November 30, 2020. See Note 12 for a detail of activity on the Notes Payable, Related Party subsequent to March 31, 2018.

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended to August 31, 2017. On October 25, 2016, the Company agreed to amend the 8% Convertible Debenture Agreement that extended the due date and conversion rights to February 28, 2018, and then on March 15, 2017, the Company agreed again to amend the agreement to extend the due date and conversion rights to August 31, 2018. As of March 31, 2018 and 2017, the Company owed $0 and $700,000 under the agreement, excluding accrued interest. The associated interest of $124,225 and $102,487 at March 31, 2018 and 2017, respectively, is recorded on the balance sheet as an Accrued Expense obligation.

(8) STOCK OPTIONS

During the year ended March 31, 2014, the Company issued common stock options to certain directors, officers, consultants and employees. On the date of grant, the contractual option terms were all 5 years, with all options have an expiration date between April and October of 2018. At March 31, 2018, all stock options had vested and all expenses relating to the outstanding options had been recognized as stock-based compensation expense.

Below is a summary of the stock option activity for the years ended March 31, 2018 and 2017 (including the 80,000 stock options granted to non-employees):

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value
Outstanding as of March 31, 2016	2,106,875	$1.57	$1.04	2.50	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2017	2,106,875	$1.57	$1.04	1.50	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2018	2,106,875	$1.57	$1.04	0.50	$-

Vested and Expected to Vest as of March 31, 2018	2,106,875	$1.57	$1.04	0.50	$-

Exercisable as of March 31, 2017	2,106,875	1.57	$1.04	1.50	$1,217,847
Exercisable as of March 31, 2018	2,106,875	1.57	$1.04	0.11	$3,806,331

If all vested options as of March 31, 2018 were to be exercised, the Company could expect to receive $3,314,294.

(9) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of March 31, 2018, the Company had $936,902 of cash assets, compared to $4,364 as of March 31, 2017. As of March 31, 2018, the Company had access to draw an additional $5,900,492 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). The Company’s average monthly expenses are expected to be approximately $60,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. Outstanding Accounts Payable as of March 31, 2018 totaled $162,594, and other accrued liabilities totaled $144,652. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through September 2020. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. The Company also continues to evaluate other debt and equity financing opportunities.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. In order to purchase NIBs, the Company will likely need to raise additional capital.

(10) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Between May 2018 and July 2018, the lenders foreclosed on the loans associated with the underlying life insurance policies and the Company has recorded a $24,886,437 impairment on the NIBs.

The Company had agreed, but was not contractually obligated, to pay for certain costs to maintain the structure of the underlying life insurance policies. As of March 31, 2017, the Company had remaining accrued expenses of $316,667 relating to the costs to maintain the structure of the life insurance policies. During the year ended March 31, 2018, the Company made payments totaling $127,504, after which the Company received notification from the Holders that the remaining $189,163 had been paid in full by the Holders. During the year ended March 31, 2018, the Company had reversed the effects of the remaining $189,163 accrued liability on its balance sheet.

(11) INCOME TAXES

The Company provides for income taxes under ASC 740, Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The provision for income taxes for the years ended March 31, 2018 and 2017 consists of the following:

	2018	2017
Current Taxes
Federal	$-	$-
State	-	-
Deferred Taxes
Federal	(691,824)	691,824
Benefits of operating loss carryforwards
State	(67,148)	67,148
Total Provision	$(758,972)	$758,972

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 34% to pretax income from continuing operations for the years ended March 31, 2018 and 2017 due to the following:

	2018	2017

Income tax benefit at U. S. federal statutory rates:	$(9,242,430)	$942,184
State tax, net of federal benefit	(897,060)	91,446
Permanent and other differences	513	153
Net operating losses	-	-
Change in valuation allowance	6,264,360	(274,811)
Change in statutory rate	3,115,645
Other
	$(758,972)	$758,972

The tax effects of significant items comprising the Company’s net deferred taxes as of March 31, 2018 and 2017 were as follows:

	2018	2017
Deferred Tax assets:
Net operating loss carry forwards	$5,784,652	$3,326,228
Stock and warrant compensation	479,708	718,295
Valuation allowance	(6,264,360)	-
Net deferred tax asset	-	4,044,523
Deferred tax liability:
Investment in net insurance benefits	-	(4,803,495)
Net deferred tax liability	$-	$(758,972)

The Company assesses the need for a valuation allowance against its deferred income tax assets at March 31, 2018. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. At March 31, 2016 management had recorded a 100% valuation allowance, totaling approximately $275,000, on the amount the Company’s deferred tax assets exceeding the Company’s deferred tax liabilities. As a result, no income tax expense (benefit) or deferred tax asset or liability was recorded on the financial statement. As of the year ended March 31, 2017, our deferred tax liabilities began to exceed the Company’s deferred tax assets, which resulted in the recording of income tax expense and a deferred tax liability. As a result, during the year ended March 31, 2017, the $275,000 valuation allowance was released as the deferred tax liabilities exceeded the deferred tax liabilities and the expectation of cash inflows from the actual and anticipated maturities of the underlying life insurance policies, which will create taxable income to the Company. During the year ended March 31, 2018, the underlying policies related to the Company’s NIBs were subject to foreclosure (see Note 1). As a result, the deferred tax assets were reversed and the deferred tax liability as reduced to zero. The deferred tax assets primarily relate to net operating loss carryforwards and the deferred tax liabilities primarily related to revenue recognized for financial reporting purposes, but not for tax reporting purposes.

As of March 31, 2018, the Company has U.S. federal net operating loss carryforwards of $23,221,741. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2022. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

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

(12) SUBSEQUENT EVENTS

Subsequent to year end, the following events transpired:

In April 2013, 50,000 shares were transferred from a private party affiliate to a third party service provider in exchange for future services to be rendered on behalf of the Company. Effective November 6, 2018, the Company cancelled the 50,000 shares, as the agreed upon services were never performed. Also on November 6, 2018, 35,000 shares were issued to a third party for future services to be rendered on behalf of the Company. The remaining 15,000 shares were reissued to the original private party affiliate.

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

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000.. The Company anticipates paying the $0.05 per share repurchase price upon a major financing event, as agreed upon between the Company and the stockholders. As of the date of this filing, the shares have been cancelled, but have not yet been repurchased by the Company.

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

Subsequent to March 31, 2018, the Company has borrowed an additional $762,500 on the Notes Payable, Related Party (exclusive of the $535,000 loaned by Mr. Dickman). As of October 16, 2019, the outstanding principal balances of all Notes Payable, Related Party totaled $2,127,008 and the outstanding principal balance of the Convertible Debenture is $0.

On February 8, 2019 the note payable, related party agreement that allowed for borrowings of up to $4,600,000 was extended from August 31, 2019 to November 30, 2020. Subsequent to March 31, 2018, the note payable, related party agreement that allowed for borrowings of up to $2,130,000 was amended to extend the due date from November 30, 2018 to November 30, 2020. On December 7, 2017, the Company agreed to amend the agreement to extend the due date and conversion rights on the Convertible Debenture from February 28, 2018 to August 31, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in the Company’s Current Report on Form 8-K filed on January 22, 2018, by letter dated January 16, 2018, the independent registered public accounting firm, BDO USA, LLP (“BDO”), of Sundance Strategies, Inc. (the “Company”) indicated that it would not stand for re-election after completion of the audit of the Company’s consolidated financial statements for the year ended March 31, 2017. The Company’s Board of Directors supports BDO not standing for re-election after the completion of the audit. As of April 12, 2018, BDO is no longer the independent registered accounting firm to audit the Company’s financial statements.

The audit report of BDO on the Company’s financial statements for the fiscal year ended March 31, 2017, the only year for which BDO audited the Company’s financial statements, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

From the date of BDO’s engagement on July 26, 2016 through April 12, 2018, there were: (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreements in connection with BDO’s report on the Company’s financial statements; and (ii) no reportable events, as that term is described in Item 304(a)(1)(v) of Regulation S-K, except with respect to material weaknesses in the Company’s internal controls over financial reporting as disclosed in the Form 10-K filed April 12, 2018.

On April 13, 2018, the Board approved the appointment of Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the year ended March 31, 2018.

During the two most recent fiscal years and through April 13, 2018, the Company has not consulted with Sadler Gibb regarding either (1) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company, or (2) any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K or the type of audit opinion that might be rendered on the financial statements of the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018, the end of the period covered by this Annual Report on Form 10-K due to the material weaknesses described below.

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

Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2018, our internal control over financial reporting was not effective due to the material weaknesses described below.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c) Material Weaknesses

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of March 31, 2018, the Company’s internal control over financial reporting was not effective because of the material weaknesses described below:

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

(d) Changes in Internal Control Over Financial Reporting

Other than described above in the Item 9A. Controls and Procedures, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kraig T. Higginson	Chairman of the Board	1/12/2015	*
Glenn S. Dickman	Director	12/6/18	*
Stephen E. Quesenberry	Director	12/6/18	*
Randall F. Pearson	President	03/29/13	*
Randall F. Pearson	Principal Executive Officer	03/29/13	*
Randall F. Pearson	Principal Financial Officer	03/29/13	*
Randall F. Pearson	Director	04/01/13	*

*	Presently serves in the capacities indicated opposite his name.

The Board of Directors has set the size of the Company’s Board of Directors at four, which is within the number allowed by our Bylaws.

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

Background and Business Experience

Kraig T. Higginson is 63 years of age and was appointed to the position of Chairman of the Board of Directors. Mr. Higginson served as Chief Executive Officer of VIA Motors, Inc. (“Via Motors”), a hybrid electric vehicle company (PHEV), from November 2010 to January 2014, where he was responsible for overseeing the management and business of Via Motors and its employees. From October 2003 until November 2010, he served as Chairman of the Board of Directors of Raser Technologies, Inc. (“Raser Technologies”), which was an NYSE listed company at that time. Mr. Higginson resigned as a director of Raser Technologies on February 11, 2011. Raser Technologies filed bankruptcy proceedings on April 29, 2011, and was subsequently delisted from NYSE. Mr. Higginson also founded American Telemedia Network, Inc. (“American Telemedia”), a publicly-traded NASDAQ company that developed a nationwide satellite network broadcasting data, video programming and advertising to shopping centers and malls, and he served as President and Chief Executive Officer of American Telemedia from 1984 through 1988.

Mr. Glenn S. Dickman is 70 years of age. In 1984, Mr. Dickman started a “sales rack” jobbing operation supplying grocery stores with movies for rent and purchase. As founder and CEO of Video II, the business grew from servicing one store to over 1,400 located in 38 states. Video II had over 400 employees at one time, with Mr. Dickman overseeing all facets of the business as its CEO. In 2005, Mr. Dickman sold his interest in Video II, and has since concentrated his efforts on a variety of investments, including stocks and real estate.

Stephen Quesenberry is 57 years old. He has practiced law since 1989 in Washignton and Utah, including complex business litigation and SEC matters. Mr Quesenberry was one of the (many) attorneys representing Exxon Shipping in the Exxon Valdez litigation in Alaska in the early 1990s. Mr. Quesenberry has also been a principal in various property development projects in Washington and elsewhere. Mr. Quesenberry graduated from Brigham Young University in 1986 with a degree in English and was a pitcher for the BYU Cougars varsity baseball team from 1983-1986. He attended law school at the University of Kansas from 1986-1989, where he was an editor of the Kansas Law Review and a member of the Order of the Coif. He also speaks fluent German.

Mr. Randall F. Pearson is 64 years old. Mr. Pearson was employed by JWD Management Corp., dba, Video II for 26 years, resigning in May, 2011. He became the President of ANEW LIFE in February, 2013. While working at JWD, he served in various positions, including National Sales Manager, Vice President of Operations, Vice President, President and CEO. Video II has provided movie and DVD rental and other related services for grocery chains nationwide. Mr. Pearson managed the video rental program in 900 different grocery store locations. He has also fully managed the program that included videos and DVDs for sale, as well as other products in over 1,400 locations. He oversaw a full service merchandising program with representatives that serviced the products Video II supplied to the grocery stores, supervising over 70 employees at Video II’s corporate offices and over 450 employees in 33 states. Video II was one of the larger video “rackers” in the U.S. During this same time frame, Mr. Pearson also owned and managed his own residential and commercial investment properties, and has focused on those activities since leaving JWD in 2011. Mr. Pearson attended Brigham Young University from 1972 to 1977, in Business Management, obtained a real estate brokers license in 1977; and received Series 7 Securities License in 1978.

Significant Employee

Lisa L. Fuller, Esq. is 51 years of age and is our general legal counsel. She is licensed in California, Texas and Oklahoma, with 15 years of law firm experience and 10 years of in house counsel experience in the areas of tax, contracts, corporations and partnerships, estate planning, insurance and exempt organizations. From 2009 to the beginning of April 2013, she was general legal counsel for NorthStar Life Services, LLC, of Irvine, California, the Servicer, of the current portfolio of policies underlying the Company’s NIBs, where she managed a four person legal department; Structured international and domestic companies and transactions, reviewed and negotiated contracts; Managed all company litigation; tax planning (U.S. and internationally, with a focus in Luxembourg, Germany and the Cayman Islands); and oversaw purchase of a European financial institution and assisted with obtaining various approvals from regulators related to business plans and deposits. She also served as general legal counsel for Pacifica Group, LLC, of Irvine, California, a predecessor of NorthStar, from 2006 until 2009, where, in addition to other services similar to those performed for NorthStar, she lobbied for the passage of regulations related to life settlements. She graduated from New York University, New York, NY, with an LL.M. Degree in Taxation, 1993; the University of Oklahoma, Norman, OK, receiving a J.D. Degree, 1992; and Trinity University, San Antonio, TX, receiving a B.A. Degree in Finance, 1988. Lisa is a member of the Bar Associations of Oklahoma and Texas.

Directorships Held in Other Reporting Companies

None of our directors or executive officers is a director of a company that is required to file reports under Sections 15 or 13(d) of the Exchange Act.

Promoters and control person

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

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us through the date of this Annual Report, all filings were determined to be timely filed.

Corporate Governance

Overview

Our Bylaws provide that the size of our Board is to be determined by resolution of the Board. Our Board has fixed the exact number of directors at four. Our Board currently consists of four members.

We are subject to a number of technological, regulatory, product, legal and other types of risks. The Board is responsible for overseeing these risks, and we employ a number of procedures to help them carry out that duty. For example, Board members regularly consult with executive management about pending issues and expected challenges, and at each Board meeting directors receive updates from, and have an opportunity to interview and ask questions of, key personnel and management. Furthermore, because our President serves as a member of our Board, we believe that the Board has a direct channel and better access to insights into our performance, business and challenges.

Board Leadership Structure

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based upon the position and direction of the Company and the membership of the Board. The Board has determined at this time that the Company’s Chairman should not be its President.

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

Committees of the Board of Directors

The Board has not established an Audit Committee, a Compensation Committee or a Nominating Committee. Therefore, the Board has not adopted written charters for any of these committees. Because we have only four directors and one executive officer, we believe that we are able to effectively manage the issues normally considered by such committees. The Board also does not have an audit committee financial expert. We believe we are currently able to manage our audit and financial reporting obligations without an audit committee financial expert. However, as we grow, we will consider adding an audit committee financial expert.

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

Number of Meetings

The Board held a total of two (2) meetings during the fiscal year ended March 31, 2018. Each incumbent director attended all of the Board meetings. Although we do not have a formal policy regarding attendance by directors at our annual meeting, we encourage directors to attend.

Codes of Ethics and Business Conduct

We have adopted a corporate Code of Ethics and Business Conduct which is available as Exhibit 14.1 to this filing. The Code of Ethics and Business Conduct applies to all our officers, directors and employees, including our principal executive officer, principal financial officer and controller, or persons performing similar functions. If we effect an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our website at www.sundancestrategies.com.

ITEM 11: EXECUTIVE COMPENSATION

Director Compensation

The following table provides information regarding compensation of non-employee directors who served during the fiscal year 2018.

Director Compensation for the Fiscal Year 2018

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Kraig T. Higginson(1)	-	-	-
Ty Mattingly	-	-	-

(1)	As of March 31, 2018, Mr. Higginson has no option awards outstanding and has not been granted options.

(2)	The amounts in this column do not reflect compensation actually received by our non-employee directors nor do they reflect the actual value that will be recognized by the non-employee directors. Instead, the amounts reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718 of awards of stock options made to non-employee directors for the fiscal year ended March 31, 2018 but excludes an estimate for forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model

Director Stock Option Awards

Name	Date of Grant	Exercise Price	Term	Amount Vested
Randall F. Pearson	4/5/2013	$0.77	Five Years	500,000
Ty Mattingly	4/5/2013	$0.77	Five Years	500,000
Kraig T. Higginson(1)	N/A	N/A	N/A	N/A

(1)	As of March 31, 2018, Mr. Higginson has no option awards outstanding and has not been granted options.

Executive Compensation Objectives and Principles

The overall objective of our executive compensation program is to help create long-term value for our stockholders by attracting and retaining talented executives, rewarding superior operating and financial performance, and aligning the long-term interests of our executives with those of our stockholders. Accordingly, our executive compensation program incorporates the following principles:

●	Compensation should be based upon individual job responsibility, demonstrated leadership ability, management experience, individual performance, and Company performance.

●	Compensation should reflect the fair market value of the services received. We believe that a fair and competitive pay package is essential to attract and retain talented executives in key positions.

●	Compensation should reward executives for long-term strategic management and enhancement of stockholder value.

●	Compensation should reward performance and promote a performance oriented environment.

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

Elements of Compensation

Our executive compensation objectives and principles are implemented through the use of the following elements of compensation, each discussed more fully below:

●	Base Salary

●	Annual Incentive Bonuses

●	Stock-Based Compensation

●	Other Benefits

Base Salary. The Board approved the salaries of all our executive officers for Fiscal Year 2018. Base salaries are offered to ensure that our executive officers receive an ongoing level of compensation. Salary decisions concerning these officers were based upon a variety of considerations consistent with the compensation philosophy stated above. First, salaries were competitively set relative to both other companies in our industry and other comparable companies. The Board considered each officer’s level of responsibility and individual performance, including an assessment of the person’s overall value to the Company. In addition, internal equity among employees was factored into the decision. Finally, the Board considered our financial performance and our ability to absorb any increases in salaries.

Annual Incentive Bonuses. Annual incentive bonuses are designed to reward extraordinary performance by our executives. For Fiscal Year 2018, the Board did not precisely define the parameters of a bonus program for the Named Executive Officers, and no bonuses were awarded to the Named Executive Officers.

Stock-Based Compensation. Each Named Executive Officer is eligible to receive stock-based compensation. Stock-based compensation is designed to more closely align the interests of management with those of our stockholders. We do not have any securities authorized for issuance under an equity compensation plan, or any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation. No stock-based compensation was awarded to the Named Executive Officers in Fiscal Year 2018.

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

Summary Compensation Table

The following information presents the compensation paid to our executive officers in Fiscal Year 2018 and 2017. We refer to these executive officers as the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Randall F. Pearson	2018	120,000	—	—	—	—	—	120,000
President, Principal Executive Officer and Principal Financial Officer	2017	120,000	—	—	—	—	—	120,000

Matthew G. Pearson	2018	157,500	—	—	—	—	—	157,500
Chief Operating Officer*	2017	210,000	—	—	—	—	—	210,000

* Effective January 1, 2018, Matthew Pearson resigned his position as the Company’s Chief Operations Officer to pursue other opportunities. As of the date of this filing, no replacement has been designated to fill his position.

Outstanding Equity Awards at Fiscal Year End

The following table presents for each named executive officer, information regarding outstanding stock options and stock awards held as of March 31, 2018.

	Option Awards				Stock Awards
Named Executive Officer	Number of securities underlying unexercised options exercisable(1)	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date	Numbers of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)
Randall F. Pearson	500,000	—	0.77	04/05/2018	—	—

Matthew G. Pearson(2)	400,000	—	5.00	10/11/2018	—	—

(1)	The options have not been, and may never be, exercised and actual gains, if any, on exercise will depend on the value of the shares of common stock on the date of exercise.
(2)	Effective January 1, 2018, Matthew Pearson resigned his position as the Company’s Chief Operations Officer to pursue other opportunities. As of the date of this filing, no replacement has been designated to fill his position.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table shows information regarding the beneficial ownership of our common stock as of the date of this filing by (a) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock; (b) each of our named executive officers; (c) each of our directors; and (d) all of our current directors and executive officers as a group. The table is based upon information supplied by directors, executive officers and principal stockholders, and Schedules 13D and 13G filed with the Securities and Exchange Commission.

Percentage ownership in the table below is based on 37,828,441 shares of common stock outstanding as of October 16, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of March 31, 2018 are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Sundance Strategies, Inc., Attention: Randall F. Pearson, 4626 North 300 West, Suite No. 365, Provo, Utah 84604.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Glenn S. Dickman	2,102,255	5.6%
Kraig T. Higginson (1)	1,440,000	3.8%
Randall F. Pearson	591,431	1.6%
Stephen E. Quesenberry	300,000	0.8%
Matthew G. Pearson (2)	-	-

All executive officers and directors as a group (4 persons)	4,533,686	12.0%

5% Stockholders Not Listed Above
ZOE, LLC (3)	10,100,000	26.7%
Ty Mattingly (4)	4,437,500	11.7%
Smartrade Consulting, Inc. (5)	4,000,000	10.6%
Radiant Life, LLC (3)	3,952,000	10.4%
Primary Colors, LLC (6)	3,500,000	9.3%

(1)	Mr. Higginson’s ownership includes 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; and 370,000 shares owned by Ecosystems Resources LLC.

(2)	Mr. Matthew Pearson resigned his position as the Company’s Chief Operations Officer to pursue other opportunities. As of the date of this filing, no replacement has been designated to fill his position. Mr. Pearson had unexercised options that have expired, and therefore does not own any shares in the Company.

(3)	ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 45%. On December 6, 2018, the Company agreed to repurchase 6,000,000 shares from ZOE, LLC (see note 12 for more detail). The address of ZOE, LLC is 4626 N. 300 W., Provo, Utah 84604. The address of Radiant Life, LLC is 4626 N. 300 W., Provo, Utah 84604.

(4)	Mr. Mattingly’s ownership includes 4,000,000 shares owned in the name of Primary Colors, LLC. On December 6, 2018, the Company agreed to repurchase 1,500,000 shares from North Shore Foundation, LLP, an entity beneficially owned by Mr. Mattingly (see note 12 for more detail). Mr. Mattingly is the beneficial owner of Primary Colors, LLC.

(5)	Smartrade Consulting, Inc. is held by Summit Trustees PLLC for the beneficial owner, Lam Ping of Hong Kong. The address of Smartrade Consulting, Inc. is 22G Tower 4, The Metropolis, 8 Mau Yip Road, Tsung Kwan Q, N.T., Hong Kong

(6)	Primary Colors, LLC is beneficially owned by Ty Mattingly, a director of the Company. On December 6, 2018, the Company agreed to repurchase 500,000 shares from Primary Colors, LLC (see note 12 for more detail). The address of Primary Colors, LLC is 22 West 620 South, Orem, Utah 84058.

Changes in Control

See the heading “Business Development” of Part I, Item 1. To the knowledge of management, there are no arrangements or understandings that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2018, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

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

As of March 31, 2018 and 2017, the Company had borrowed $829,508 and $5,214,753, respectively, excluding accrued interest, from related parties under notes payable agreements that allow for borrowings of up to $6,730,000, exclusive of accrued interest. There are no covenants associated with these agreements. The remaining $829,508 was due November 30, 2018 (see Note 12 for subsequent due date extensions). In the event the Company completes a successful equity raise, principal and interest on notes payable totaling $849,935 are due in full at that time. The notes payable incur interest at 7.5%. During the years ended March 31, 2018 and 2017 the Company borrowed under these agreements an additional $400,000 and $1,544,576 respectively, and repaid $4,785,245 and $150,000, respectively. As of March 31, 2018, the Company had availability to borrow up to $5,900,492. The interest associated with these notes of $20,427 and $334,626 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2018 and 2017, respectively. The related parties include a person who is the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

On December 6, 2017, the note payable, related party agreement that allowed for borrowings of up to $4,600,000 at December 31, 2017, was amended to extend the due date from August 31, 2018 to August 31, 2019. At the time of the extension, the Company had no outstanding principal owing on that agreement. The $929,508 of notes payable owed as of December 31, 2017 was due November 30, 2018, and was later extended, through a series of amendments, to November 30, 2020. See Note 12 for a detail of activity on the Notes Payable, Related Party subsequent to March 31, 2018.

Parents

We have no parents.

Director Independence

The Board has determined that of the current directors or nominees, Messrs. Higginson, Dickman and Quesenberry would qualify as independent directors as that term is defined in the listing standards of The NASDAQ Capital Market if we were listed on The NASDAQ Capital Market. Such independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. As Mr. Pearson is also employed by the Company, the Board has determined that Mr. Pearson is not currently independent. Although the Company’s common stock is not listed on The NASDAQ Capital Market, the Company has applied The NASDAQ Capital Market independence rules to make its independence determinations.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2018, and 2017:

	2018	2017
Fee Category	Saddler Gibb	BDO
Audit Fees	$45,000	$243,856
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$45,000	$243,856

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

(3)	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.3	NIBs Asset Transfer Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
10.4	Form of Senior Loan Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.5	Form of MRI Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10..6	Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 20, 2013, file no. 000-50547)
10.7	Del Mar Financial, S.a.r..l. Asset Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2013, file no. 000-50547)
10.8	Amendment No. 1 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.9	Collateral Release Agreement from PCH to the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.10	Amendment No. 2 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.11	Brown Exclusivity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.12	Amended and Restated Secured Promissory Note of ANEW LIFE, INC. to DMF (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.13	Assignment Agreement of Amended and Restated Secured Promissory Note from the Company to DMF (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)

10.14	Amended and Restated Assignment Agreement from DMF to Hyperion (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.15	Assignment of Buyback Rights of Amended and Restated Secured Promissory Note by DMF to the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.16	Amendment No. 3 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-KA-4 filed July 10, 2014, file no. 000-50547)
10.17	Form of Extension Agreement to Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2014, file no. 000-50547)
10.18	HFII Letter of Intent (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed December 8, 2014, file no. 000-50547)
10.19	HFII Asset Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed June 15, 2015, file no. 000-50547)
10.20	Amendment No. 1 to HFII Asset Transfer Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed June 15, 2015, file no. 000-50547)
10.21	Debenture Agreement Dated June 2, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.23	Line-of-Credit Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.26	Strict Foreclosure and Forbearance Agreement dated May 25, 2018 between the Company, Wells Fargo Bank, N.A. and the other parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 11, 2018, file no. 000-50547)
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
16.1	Letter of BDO USA, LLP dated January 22, 2018
16.2	Letter of BDO USA, LLP dated April 18, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**

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

SUNDANCE STRATEGIES, INC.

Date: October 16, 2019	By:	/s/ Randall F. Pearson
Randall F. Pearson
President, Principal Executive Officer and Principal Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Kraig T. Higginson	Chairman of the Board of Directors	October 16, 2019
Kraig T. Higginson

/s/ Randall F. Pearson	President (Principal Executive Officer),	October 16, 2019
Randall F. Pearson	Director and Principal Financial Officer

/s/ Glenn S. Dickman	Director	October 16, 2019
Glenn S. Dickman

/s/ Stephen E. Quesenberry	Director	October 16, 2019
Stephen E. Quesenberry

