Form 10-Q
period 2018-06-30
Sundance Strategies, Inc.
filed 2019-10-24
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of October 24, 2019 the registrant had 37,828,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

June 30, 2018 (Unaudited) and March 31, 2018

	June 30, 2018	March 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$44,858	$936,902
Prepaid expenses and other assets	7,287	4,705

Total Current Assets	$52,145	$941,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$147,290	$162,594
Notes payable, related parties	829,508	829,508
Accrued expenses	160,582	144,652

Total Current Liabilities	1,137,380	1,136,754

Commitments and Contingencies (Note 8)	-	-

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 44,128,441 shares issued and outstanding	44,129	44,129
Additional paid in capital	24,547,014	24,547,014
Accumulated deficit	(25,676,378)	(24,786,290)

Total Stockholders’ Deficit	(1,085,235)	(195,147)

Total Liabilities and Stockholders’ Deficit	$52,145	$941,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017

Interest Income on Investment in Net Insurance Benefits	$-	$-

General and Administrative Expenses	352,550	547,581
Impairment of Accrued Interest Receivable on Net Insurance Benefits	-	1,936,311

Loss from Operations	(352,550)	(2,483,892)

Other Expense
Impairment of investment in net insurance benefits	-	(22,950,126)
Interest expense	(15,931)	(109,430)
Financing expense	(521,607)	-

Total Other Expense	(537,538)	(23,059,556)

Loss Before Income Taxes	(890,088)	(25,543,448)
Income Tax Provision (Benefit)	-	(758,972)

Net Loss	$(890,088)	$(24,784,476)

Basic and diluted loss per share	$(0.02)	$(0.56)

Basic and diluted weighted average number of shares outstanding	44,128,441	44,128,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2018 and 2017

				Retained	Total
	Common Stock		Additional	Earnings	Stockholders’
	Shares	Amount	Paid In Capital	(Accumulated Deficit)	Equity(Deficit)

Balance, March 31, 2018	44,128,441	$44,129	$24,547,014	$(24,786,290)	$(195,147)

Net loss	-	-	-	(890,088)	(890,088)

Balance, June 30, 2018	44,128,441	$44,129	$24,547,014	$(25,676,378)	$(1,085,235)

Balance, March 31, 2017	44,128,441	$44,129	$24,547,014	$1,638,355	$26,229,498

Net loss	-	-	-	(24,784,476)	(24,784,476)

Balance, June 30, 2017	44,128,441	$44,129	$24,547,014	$(23,146,121)	$1,445,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017

Operating Activities

Net Loss	$(890,088)	$(24,784,476)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Impairment of net insurance benefits	-	24,886,437
Deferred income taxes	-	(758,972)
Changes in operating assets and liabilities
Net insurance benefits accrued interest	-	1,500,000
Prepaid expenses and other assets	(2,582)	2,500
Accounts payable	(15,304)	32,749
Accrued expenses	15,930	(351,155)

Net Cash provided by (used in) Operating Activities	(892,044)	527,083

Financing Activities

Proceeds from convertible debenture	-	200,000
Repayment of convertible debenture	-	(200,000)
Repayment of notes payable, related party	-	(496,269)

Net Cash used in Financing Activities	-	(496,269)

Net Change in Cash and Cash Equivalents	(892,044)	30,814
Cash and Cash Equivalents at Beginning of Period	936,902	4,364

Cash and Cash Equivalents at End of Period	$44,858	$35,178

Non Cash Financing & Investing Activities, and Other Disclosures
Cash paid for interest	$-	$415,519
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

(1) ORGANIZATION AND BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which was filed with the SEC on October 16, 2019. The results from operations for the three-month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2019.

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

Accounting Treatment When the Company Holds NIBs

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

June 30, 2018

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

The Company accounted for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company and impairment losses. At the time of transfer or purchase of an investment in NIBs, we estimated the future expected cash flows and determined the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculated accretable income, which was recorded as interest income on investment in NIBs in the statement of operations. Our projections were based on various assumptions that are subject to uncertainties and contingencies including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows were evaluated for changes. If the determination was made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield was calculated prospectively based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows would result in a prospective increase or decrease in the effective interest rate used to recognize interest income. Any significant adverse change in the cash flows that may have resulted in the recognition of an “other-than-temporary impairment” (“OTTI”), and would be evaluated by the Company accordingly.

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

Current Operations

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

At June 30, 2018, the Company had fully impaired the Investment in NIBs, and the value of those assets were $0.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Dilutive common stock equivalents are primarily comprised of stock options. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method, and such amounts were not dilutive.

For the three months ended June 30, 2018 and 2017, options to exercise 400,000 shares were excluded because they were anti-dilutive. For the three months ended June 30, 2017 there were 2,106,875 options outstanding (including the 400,000 shares mentioned above) that were excluded because their effect would have been antidilutive. During the three months ended June 30, 2018, 1,706,875 options expired.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed in Note 2, below.

(2) NEW ACCOUNTING PRONOUNCEMENTS

Adopted During the Quarter Ended June 30, 2018

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, 2015-14, 2016-8, 10,11 and 12 and 2017-13 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of the ASUs is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASUs also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments is effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The ASUs are not applicable to securitized beneficial interests that derive accreted yields and, therefore the Company will continue to follow the guidance in ASC 325-40. The adoption of this standard did not have an impact on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 regarding Financial Instruments, which amended guidance on the classification and measurement of financial instruments. Under the new guidance, entities will be required to measure equity investments that are not consolidated or accounted for under the equity method at fair value with any changes in fair value recorded in net income, unless the entity has elected the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to separately present in other comprehensive income the portion of the changes in fair value attributable to instrument-specific credit risk. Additionally, the guidance amends certain disclosure requirements associated with the fair value of financial instruments. The standard is effective for the Company’s fiscal year beginning April 1, 2018, including interim reporting periods within that fiscal year. The adoption of this standard did not have an impact on the consolidated financial statements.

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

June 30, 2018

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

On May 10, 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for the Company’s fiscal year beginning April 1, 2018, including interim periods within that annual reporting period. Early adoption is permitted, including adoption in any interim period. The adoption of this standard did not have material impact on the Company’s financial statements as the Company does not expect to make future modifications to existing share based payment awards.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet, while expense recognition on the income statement remains similar to current lease accounting guidance. The guidance also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The pronouncement is effective for the Company’s fiscal year beginning April 1, 2019, and for interim periods within that fiscal year. The adoption of this standard is not expected to have an impact on the consolidated financial statements because leases are month-to-month and not material to the Company’s financial statements.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

(3) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of June 30, 2018, the Company had $44,858 of cash assets, compared to $936,902 as of March 31, 2018. As of June 30, 2018, the Company had access to draw an additional $5,900,492 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the three months ended June 30, 2018, the Company’s average monthly operating expenses were approximately $120,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. The Company anticipates these monthly expenses to decrease to approximately $60,000 over the next 12 months. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, a financing expense of $521,607 was incurred during the three months ended June 30, 2018. As management continues to explore additional financing alternatives, the Company is expected to spend an additional $400,000 to $800,000 over the next 12 months related to these efforts. Outstanding Accounts Payable as of June 30, 2018 totaled $147,290, and other accrued liabilities totaled $160,582. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through October 2020. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. Due to the foreclosure on the NIBs mentioned above, the company has no current source of operating revenues. In order to purchase NIBs, the Company will need to raise additional capital.

(4) INVESTMENT IN NET INSURANCE BENEFITS

The balance in Investment in NIBs at June 30, 2018 and March 31, 2018, and related activity for the periods then ended were as follows:

	June 30, 2018	March 31, 2018
Beginning Balance	$-	$34,156,005
Accretion of interest income	-	-
Cash received	-	(9,269,568)
Impairment of accrued interest receivable	-	(1,936,311)
Impairment of investments	-	(22,950,126)
Ending Balance	$-	$-

As outlined in Note 1, between May 2018 and July 2018, the Owners entered in agreements that completed a strict foreclosure transaction that transferred the policies to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, during the year ended March 31, 2018, the Company reduced the carrying value of the NIBs by $24,886,437,and received $9,269,568 from maturities and miscellaneous other adjustments to the underlying policies, thus reducing the carrying value of the NIBs at March 31, 2018 to $0.

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

June 30, 2018

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

As mentioned in Note 1, due to the foreclosure that occurred between May 2018 and July 2018, the NIBs held by the Company were fully impaired and had no fair value at June 30, 2018 and March 31, 2018.

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the three months ended June 30, 2018.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximate the fair values as the interest rate approximates market interest rates.

(6) NOTES PAYABLE, RELATED PARTY

As of June 30, 2018 and March 31, 2018, the Company had borrowed $829,508 excluding accrued interest, from related parties under notes payable agreements that allow for borrowings of up to $6,730,000, exclusive of accrued interest. There are no covenants associated with these agreements. The outstanding $829,508 was due November 30, 2018 (see Note 9 for subsequent due date extensions). In the event the Company completes a successful equity raise, principal and interest on notes payable totaling $865,866 are due in full at that time. The notes payable incur interest at 7.5% per annum. During the three months ended June 30, 2018 the Company neither borrowed nor repaid any principal under these agreements. As of June 30, 2018, the Company had availability to borrow up to $5,900,492. The interest associated with these notes of $36,358 and $20,427 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2018 and March 31, 2018, respectively. The related parties include the Chairman of the Board of Directors and a stockholder, and Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors.

On December 6, 2017, the note payable, related party agreement that allowed for borrowings of up to $4,600,000 was amended to extend the due date from August 31, 2018 to August 31, 2019. At the time of the extension, the Company had no outstanding principal owing on that agreement. The $829,508 of notes payable owed as of December 31, 2017 was due November 30, 2018, and was later extended, through a series of amendments, to November 30, 2020. See Note 9 for a detail of activity on the Notes Payable, Related Party subsequent to June 30, 2018.

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016 but was later extended, through a series of extensions, to August 31, 2019. Subsequent to June 30, 2018, the Company agreed to amend the 8% Convertible Debenture Agreement and extended the due date and conversion rights to December 1, 2020 (see Note 9). As of June 30, 2018, and March 31, 2018, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 at June 30, 2018 and March 31, 2018 is recorded on the balance sheet as an Accrued expense obligation.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

(8) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Between May 2018 and July 2018, the lenders foreclosed on the loans associated with the underlying life insurance policies and the Company has recorded a $24,886,437 impairment on the NIBs during the year ended March 31, 2018.

(9) SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the following events transpired:

On July 11, 2018, the Company issued 800,000 common shares in return for obtaining the remaining 27.8% ownership of certain NIBs. The transaction was recorded at $40,000, the estimated fair value of the common stock issued (which management believes approximated the fair value of the NIBs received on the date of the transaction).

In April 2013, 50,000 shares were transferred from a private party affiliate to a third-party service provider in exchange for future services to be rendered on behalf of the Company. Effective November 6, 2018, the Company cancelled the 50,000 shares, as the agreed upon services were never performed. Also on November 6, 2018, 35,000 shares were issued to a third party for future services to be rendered on behalf of the Company. The remaining 15,000 shares were reissued to the original private party affiliate.

Effective December 5, 2018, Ty D. Mattingly resigned his position on the Company’s Board of Directors. On December 6, 2018, Glenn S. Dickman and Stephen E. Quesenberry were named to the Company’s Board of Directors.

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000. The Company anticipates paying the $0.05 per share repurchase price upon a major financing event, as agreed upon between the Company and the stockholders. As of the date of this filing, the shares have been cancelled, but the related repurchase price has not yet been paid by the Company.

On December 6, 2018, the Company awarded three of its directors 300,000 shares each of the Company’s stock, in lieu of director compensation. The shares granted include a vesting period.

From July 25, 2018 to April 10, 2019, Mr. Dickman loaned the Company $535,000 through an unsecured promissory note, which bears interest at a rate of 8% annually. To date, the Company has not made any principal or interest payments under this note. As of the date hereof, the full $535,000 of principal is recorded as Notes Payable, Related Party, and the Company has accrued $42,460 of unpaid interest.

Subsequent to June 30, 2018, the Company has borrowed an additional $807,500 on the Notes Payable, Related Party (exclusive of the $535,000 loaned by Mr. Dickman). As of October 24, 2019, the outstanding principal balances of all Notes Payable, Related Party totaled $2,172,008 and the outstanding principal balance of the Convertible Debenture is $0.

On February 8, 2019 the note payable, related party agreement that allowed for borrowings of up to $4,600,000 was extended from August 31, 2019 to November 30, 2020. Subsequent to March 31, 2018, the note payable, related party agreement that allowed for borrowings of up to $2,130,000 was amended to extend the due date from November 30, 2018 to November 30, 2020.

On October 22, 2019, the Company agreed to amend the agreement to extend the due date and conversion rights on the Convertible Debenture from August 31, 2019 to December 1, 2020.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the three months ended June 30, 2018 and 2017. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2018.

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

Plan of Operations

Life Settlements is not a market sector without competition and, at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations through debt or equity financing. In addition, due to the foreclosure on the NIBs described below, the company has no current source of operating revenues. We may be required to expend funds on premiums, interest and servicing costs to protect our interest in NIBs, though we have no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, we would be required to evaluate our investment in NIBs for possible adverse impairment. During October 2017, the entities completed a refinancing of the loans that had matured. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs at June 30, 2018 and March 31, 2018 to zero.

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

Results of Operations

Interest Income

Due to the foreclosure agreement mentioned below, no interest income was recorded for the three months ended June 30, 2018 or 2017.

General & Administrative Expenses

General and administrative expenses totaled $352,550 and $547,581 during the three months ended June 30, 2018, and 2017, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses.

Impairment of Net Insurance Benefits

No impairment on our investment in NIBs had been recognized from inception through the year ended March 31, 2017. Between May 2018 and July 2018, the Owners entered into agreements that completed a strict foreclosure transaction that transferred these policies from the owners to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company lost its position in the residual benefits of the policies and recognized a $1,936,311 impairment of related interest receivable during the year ended June 30, 2017. In addition, we also recognized a $22,950,126 impairment on the NIBs, which is recorded in Other Expenses during the year ended March 31, 2018. Management concluded that the foreclosure event represented the culmination of conditions that provided indications affecting the realization of the Company’s investment in NIBs assets during the fiscal year ended March 31, 2018. As a result, the Company recorded the impairment of the NIBs during the fiscal year ended March 31, 2018 and changed the classification of the Investment in NIBs from Held to Maturity to Available for Sale.

Other Income and Expenses

For the three months ended June 30, 2018, other income and expenses primarily consist of $521,607 of expenses incurred pursuing potential financing alternatives.

For the three months ended June 30, 2017, other income and expenses primarily consist of the $22,950,126 expense related to the impairment of the NIBs, which was a result of the Company losing its position in the residual benefits of the policies.

During the three months ended June 30, 2018, and 2017, interest expense accrued in the amount of $15,931 and $109,430, respectively. The decreased interest expense was due to substantially higher principal balances during the three months ended June 30, 2017.

Income Taxes

During the three months ended June 30, 2018, the Company recorded a net loss before income taxes of $890,088 and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

During the three months ended June 30, 2017, the Company recorded a net loss before income taxes of $25,543,448. Due to material losses being recognized during the three months ended June 30, 2017, the Company’s deferred tax asset balance surpassed its deferred tax liabilities resulting in a full valuation allowance being recorded against its net deferred tax assets. Additionally, an income tax benefit was recorded for the reduction of the previously recorded net deferred tax liability balance at March 31, 2017 equal to $758,972.

As of March 31, 2018, the Company’s deferred tax assets exceeded deferred tax liabilities. The Company assessed the need for a valuation allowance against its deferred income tax assets at March 31, 2018. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. Consequently, during the year ended March 31, 2018, management had placed a 100% valuation allowance, totaling approximately $6,000,000 on the amount of the Company’s deferred tax assets exceeding deferred tax liabilities. An income tax benefit of $758,972 was recorded. During the three months ended June 30, 2018, the amount of the Company’s deferred tax assets remained in excess of its deferred tax liabilities. As a result, the Company continues to apply a 100% valuation allowance against its respective net deferred tax asset balance. Therefore, no income tax benefit or expense was recorded. The deferred tax assets primarily relate to net operating loss carryforwards.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of June 30, 2018, we had $44,858 of cash, compared to $936,902 as of March 31, 2018. As of June 30, 2018, the Company had access to draw an additional $5,900,492 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $60,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of June 30, 2018 totaled $147,290, and other accrued liabilities totaled $160,582. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures and will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through October 2020.

Debt

At June 30, 2018, we owed $990,090, including accrued interest, for debt obligations. We owed $829,508 in principal pursuant to notes payable and lines-of-credits from related parties and had fully paid off the principal owing on the 8% Convertible Debenture. As of June 30, 2018, one note payable and line-of-credit had a principal balance of $829,508 and is due on November 30, 2020, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had no principal balance, and the line of credit is currently extended through November 30, 2020. The convertible debenture agreement, which has no principal balance due as of June 30, 2018 is open through December 1, 2020. As of October 24, 2019, there was $5,092,992 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

Critical Accounting Policies and Estimates

See Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which was filed with the SEC on October 16, 2019,

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the Company’s fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2018, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended June 30, 2018 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the quarter ended June 30, 2018.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended June 30, 2018.

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

SUNDANCE STRATEGIES, INC.

Date: October 24, 2019	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

