Form 10-Q
period 2018-09-30
Sundance Strategies, Inc.
filed 2019-11-15
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 15, 2019 the registrant had 37,828,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

September 30, 2018 and March 31, 2018

	September 30, 2018	March 31, 2018
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$6,933	$936,902
Prepaid expenses and other assets	6,561	4,705

Total Current Assets	$13,494	$941,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$145,656	$162,594
Accrued expenses	179,733	144,652
Notes payable, related parties	1,092,008	829,508

Total Current Liabilities	1,417,397	1,136,754

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 44,928,441 and 44,128,441 shares issued and outstanding	44,929	44,129
Additional paid in capital	24,564,054	24,547,014
Accumulated deficit	(26,012,886)	(24,786,290)

Total Stockholders’ Deficit	(1,403,903)	(195,147)

Total Liabilities and Stockholders’ Deficit	$13,494	$941,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Interest Income on Investment in Net Insurance Benefits	$-	$-	$-	$-

General and Administrative Expenses	201,319	402,783	553,869	950,364

Impairment of Accrued Interest Receivable on Net Insurance Benefits	-	-	-	1,936,311

Loss from Operations	(201,319)	(402,783)	(553,869)	(2,886,675)

Other Expense
Impairment of investment in net insurance benefits	(17,840)	-	(17,840)	(22,950,126)
Interest expense	(19,150)	(104,591)	(35,081)	(214,021)
Financing expense	(98,199)	-	(619,806)	-

Total Other Expense	(135,189)	(104,591)	(672,727)	(23,164,147)

Loss Before Income Taxes	(336,508)	(507,374)	(1,226,596)	(26,050,822)
Income Tax Benefit	-	-	-	(758,972)

Net Loss	$(336,508)	$(507,374)	$(1,226,596)	$(25,291,850)

Basic and Diluted:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.57)

Basic and diluted weighted average number of shares outstanding	44,825,215	44,128,441	44,480,615	44,128,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended September 30, 2018 and 2017

(Unaudited)

			Additional	Retained Earnings	Total Stockholders’
	Common Stock		Paid In	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, March 31, 2018	44,128,441	$44,129	$24,547,014	$(24,786,290)	$(195,147)

Net loss				(890,088)	(890,088)

Balance, June 30, 2018	44,128,441	44,129	24,547,014	(25,676,378)	(1,085,235)

Issuance of Common Stock in exchange for Net Insurance Benefits	800,000	800	17,040	-	17,840

Net loss	-	-	-	(336,508)	(336,508)

Balance, September 30, 2018	44,928,441	$44,929	$24,564,054	$(26,012,886)	$(1,403,903)

Balance, March 31, 2017	44,128,441	$44,129	$24,547,014	$1,638,355	$26,229,498

Net Loss				(24,784,476)	(24,784,476)

Balance, June 30, 2017	44,128,441	44,129	24,547,014	(23,146,121)	1,445,022

Net loss	-	-	-	(507,374)	(507,374)

Balance, September 30, 2017	44,128,441	$44,129	$24,547,014	$(23,653,495)	$937,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2018 and 2017

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2018	September 30, 2017

Operating Activities

Net Loss	$(1,226,596)	$(25,291,850)
Adjustments to reconcile to net cash from (used in) operating activities:
Impairment of net insurance benefits	17,840	24,886,437
Deferred income taxes	-	(758,972)
Changes in operating assets and liabilities
Cash received on net insurance benefits	-	4,000,000
Prepaid expenses and other assets	(1,856)	(15,417)
Accounts payable	(16,938)	79,399
Accrued expenses	35,081	(357,245)

Net Cash provided by (used in) Operating Activities	(1,192,469)	2,542,352

Financing Activities

Proceeds from convertible debenture	-	200,000
Repayment of convertible debenture	-	(200,000)
Proceeds from issuance of notes payable, related party	262,500	400,000
Repayment of notes payable, related party	-	(2,602,771)

Net Cash provided by (used in) Financing Activities	262,500	(2,202,771)

Net Change in Cash and Cash Equivalents	(929,969)	339,581
Cash and Cash Equivalents at Beginning of Period	936,902	4,364

Cash and Cash Equivalents at End of Period	$6,933	$343,945

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$475,200
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Exchange common stock for Investment in Net Insurance Benefits	$17,840	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

(1) ORGANIZATION AND BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which was filed with the SEC on October 16, 2019. The results from operations for the six-month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2019.

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

September 30, 2018

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

On July 11, 2018, the Company issued 800,000 common shares in return for obtaining the remaining 27.8% ownership of certain NIBs. The transaction was recorded at $17,840, the estimated fair value of the common stock issued (which management believes approximated the fair value of the NIBs received on the date of the transaction). The additional NIBs acquired were reflected as an increase to the Investment in NIBs account, and the NIBs were immediately impaired on the date of the transaction, bringing the total impairment recognized on the NIBs to $22,967,966 plus $1,936,311 of impairment on accrued interest receivable.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

At September 30, 2018, the Company had fully impaired the Investment in NIBs, and the value of those assets were $0.

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

For the six months ended September 30, 2018 and 2017, options to exercise 400,000 shares were excluded because they were anti-dilutive. For the six months ended September 30, 2017 there were 2,106,875 options outstanding (including the 400,000 shares mentioned above) that were excluded because their effect would have been antidilutive. During the six months ended September 30, 2018, 1,706,875 options expired.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed in Note 2, below.

(2) NEW ACCOUNTING PRONOUNCEMENTS

Adopted During the Six Months Ended September 30, 2018

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

September 30, 2018

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

(3) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of September 30, 2018, the Company had $6,933 of cash assets, compared to $936,902 as of March 31, 2018. As of September 30, 2018, the Company had access to draw an additional $5,762,992 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the six months ended September 30, 2018, the Company’s average monthly operating expenses were approximately $95,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. The Company anticipates these monthly expenses to decrease to approximately $60,000 over the next 12 months. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, a financing expenses of $98,199 and $619,806 were incurred during the three and six months ended September 30, 2018, respectively. As management continues to explore additional financing alternatives, the Company is expected to spend an additional $300,000 to $600,000 over the next 12 months related to these efforts. Outstanding Accounts Payable as of September 30, 2018 totaled $145,656, and other accrued liabilities totaled $179,733. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through November 2020. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. Due to the foreclosure on the NIBs mentioned above, the company has no current source of operating revenues. In order to purchase NIBs, the Company will need to raise additional capital or secure alternative sources of debt financing.

(4) STOCKHOLDERS' EQUITY

On July 11, 2018, the Company issued 800,000 common shares in return for obtaining the remaining 27.8% ownership of certain NIBs. As stated in Note 1, the transaction resulted in the recording of an impairment expense of $17,840, the estimated fair value of the common stock issued (which management believes approximated the fair value of the NIBs received on the date of the transaction). The transaction brought the total shares of common stock issued and outstanding to 44,928,441 as of September 30, 2018.

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

September 30, 2018

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

As mentioned in Note 1, due to the foreclosure that occurred between May 2018 and July 2018, the NIBs held by the Company were fully impaired and had no fair value at September 30, 2018 and March 31, 2018.

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the six months ended September 30, 2018.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximate the fair values as the interest rate approximates market interest rates.

(6) NOTES PAYABLE, RELATED PARTY

As of September 30, 2018 and March 31, 2018, the Company had borrowed $1,092,008 and $829,508 respectively, excluding accrued interest, from related parties.

On July 25, 2018, the Company borrowed $125,000 under a new, unsecured promissory note from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors (see Note 9). This promissory note bears interest at a rate of 8% annually and is due August 31, 2020 (see Note 9 for detail on the due date extensions). As of September 30, 2018, accrued interest on this note totaled $1,849.

As of September 30, 2018, the Company had borrowed $137,500, exclusive of accrued interest, under the note payable and lines of credit agreement with the Chairman of the Board of Directors and a stockholder. The agreement allows for borrowings of up to $4,600,000. As of September 30, 2019, the balance of this note payable was due August 31, 2019 (see Note 9 for detail on the due date extension). The note payable incurs interest at 7.5% per annum. During the three months ended September 30, 2018 the Company borrowed an additional $137,500 of principal under this agreement and made no repayments. As of September 30, 2018, accrued interest on this agreement totaled $6,703.

As of September 30, 2018, the Company had borrowed $829,508, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. As of September 30, 2019, the balance of this note payable was due November 30, 2020. The note payable incurs interest at 7.5% per annum. During the three months ended September 30, 2018 the Company neither borrowed nor repaid any principal under this agreement. As of September 30, 2018, accrued interest on this agreement totaled $46,956.

The interest associated with the Notes Payable, Related Party of $55,508 and $20,427 is recorded on the balance sheet as an Accrued Expense obligation at September 30, 2018 and March 31, 2018, respectively. There are no covenants associated with any of these three agreements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016 but was later extended, through a series of extensions, to August 31, 2019. Subsequent to September 30, 2018, the Company agreed to amend the 8% Convertible Debenture Agreement and extended the due date and conversion rights to December 1, 2020 (see Note 9 for detail on the due date extension). As of September 30, 2018, and March 31, 2018, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 at September 30, 2018 and March 31, 2018 is recorded on the balance sheet as an Accrued expense obligation.

(8) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Between May 2018 and July 2018, the lenders foreclosed on the loans associated with the underlying life insurance policies and the Company has recorded a $24,886,437 impairment on the NIBs during the year ended March 31, 2018.  As mentioned in Note 1, an additional impairment of $17,840 was recognized during July 2018, in connection with the Company's acquisition of the remaining 27.8% ownership of certain NIBs, which were also foreclosed upon.

(9) SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the following events transpired:

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

On December 6, 2018, the Company awarded three of its directors 300,000 shares each of the Company’s stock, in lieu of director compensation resulting in compensation expense of approximately $20,000. The shares granted include a vesting period through March 2019.

On February 8, 2019 the note payable, related party agreement that allowed for borrowings of up to $4,600,000 was extended from August 31, 2019 to November 30, 2020. Also on February 8, 2019, the note payable, related party agreement that allowed for borrowings of up to $2,130,000 was amended to extend the due date from November 30, 2018 to November 30, 2020.

On October 22, 2019, the Company agreed to amend the 8% convertible debenture agreement with Satco International, Ltd., to extend the due date and conversion rights from August 31, 2019 to December 1, 2020.

On November 5, 2019, the Company agreed to amend the agreement to extend the due date on the promissory note with Glenn S. Dickman from August 31, 2020 to November 30, 2021 or at the immediate time when alternative financing or other proceeds are received. In addition, the Company agreed to provide Mr. Dickman warrants for 450,000 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement.

Subsequent to September 30, 2018, the Company has borrowed an additional $1,101,000 on the three Notes Payable, Related Party lines of credit agreements. As of November 15, 2019, the outstanding principal balances of all Notes Payable, Related Party totaled $2,193,008 and the outstanding principal balance of the Convertible Debenture is $0.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the three and six months ended September 30, 2018 and 2017. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2018.

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

Plan of Operations

Life Settlements is not a market sector without competition and, at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations through debt or equity financing. In addition, due to the foreclosure on the NIBs described below, the company has no current source of operating revenues. We may be required to expend funds on premiums, interest and servicing costs to protect our interest in NIBs, though we have no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, we would be required to evaluate our investment in NIBs for possible adverse impairment. During October 2017, the entities completed a refinancing of the loans that had matured. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs at September 30, 2018 and March 31, 2018 to zero.

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

Results of Operations

Three-Months Ended September 30, 2018 Compared with Three-Months Ended September 30, 2017

Interest Income

Due to the foreclosure agreement mentioned below, no interest income was recorded for the three months ended September 30, 2018 or 2017.

General & Administrative Expenses

General and administrative expenses totaled $201,319 and $402,783 during the three months ended September 30, 2018, and 2017, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. Reduced operational needs resulted in decreases in each of the areas previously mentioned.

Other Income and Expenses

For the three months ended September 30, 2018, other income and expenses totaled $135,189, consisting of $98,199 in expenses incurred pursuing potential financing alternatives, $17,840 additional NIBs impairment on newly acquired NIBs, and $19,150 in interest expense. For the three months ended September 30, 2017, other income and expenses consisted solely of $104,591 in interest expense. The decreased interest expense was due to substantially higher principal balances during the three months ended September 30, 2017.

Income Taxes

During the three months ended September 30, 2018, the Company recorded a net loss before income taxes of $336,508 and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Six-Months Ended September 30, 2018 Compared with Six-Months Ended September 30, 2017

Interest Income

Due to the foreclosure agreement mentioned below, no interest income was recorded for the six months ended September 30, 2018 or 2017.

General & Administrative Expenses

General and administrative expenses totaled $553,869 and $950,364 during the six months ended September 30, 2018, and 2017, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. Reduced operational needs resulted in decreases in each of the areas previously mentioned.

Impairment of Net Insurance Benefits

No impairment on our investment in NIBs had been recognized from inception through the year ended March 31, 2017. Between May 2018 and July 2018, the Owners entered into agreements that completed a strict foreclosure transaction that transferred these policies from the owners to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company lost its position in the residual benefits of the policies and recognized a $1,936,311 impairment of related interest receivable during the six months ended September 30, 2017. In addition, we also recognized a $22,950,126 impairment on the NIBs, which is recorded in Other Expenses during the year ended March 31, 2018. Management concluded that the foreclosure event represented the culmination of conditions that provided indications affecting the realization of the Company’s investment in NIBs assets during the fiscal year ended March 31, 2018. As a result, the Company recorded the impairment of the NIBs during the fiscal year ended March 31, 2018 and changed the classification of the Investment in NIBs from Held to Maturity to Available for Sale.

Other Income and Expenses

For the six months ended September 30, 2018, other income and expenses totaled $672,727, consisting primarily of $619,806 of expenses incurred pursuing potential financing alternatives, $17,840 additional NIBs impairment on newly acquired NIBs, and $35,081 in interest expense.

For the six months ended September 30, 2017, other income and expenses primarily consist of the $22,950,126 expense related to the impairment of the NIBs, which was a result of the Company losing its position in the residual benefits of the policies. Also included is $214,021 in interest expense. The decreased interest expense was due to substantially higher principal balances during the six months ended September 30, 2017.

Income Taxes

During the six months ended September 30, 2018, the Company recorded a net loss before income taxes of $1,226,596 and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

During the six months ended September 30, 2017, the Company recorded a net loss before income taxes of $26,050,822. Due to material losses being recognized during the six months ended September 30, 2017, the Company’s deferred tax asset balance surpassed its deferred tax liabilities resulting in a full valuation allowance being recorded against its net deferred tax assets. Additionally, an income tax benefit was recorded for the reduction of the previously recorded net deferred tax liability balance at March 31, 2017 equal to $758,972.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of September 30, 2018, we had $6,933 of cash, compared to $936,902 as of March 31, 2018. As of September 30, 2018, the Company had access to draw an additional $5,762,992 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $60,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of September 30, 2018 totaled $145,656, and other accrued liabilities totaled $179,733. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures and will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through November 2020.

Debt

At September 30, 2018, we owed $1,271,741, including accrued interest, for debt obligations. We owed $1,092,008 in principal pursuant to notes payable and lines-of-credits from related parties and had fully paid off the principal owing on the 8% Convertible Debenture. As of September 30, 2018, one note payable and line-of-credit had a principal balance of $829,508 and is due on November 30, 2020, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $137,500, and the line of credit is currently extended through November 30, 2020. A third note payable had a principal balance of $125,000 and is due on August 31, 2020. The convertible debenture agreement, which has no principal balance due as of September 30, 2018 is open through December 1, 2020. As of November 15, 2019, there was $5,132,992 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the Company’s fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2018, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended September 30, 2018 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the quarter ended September 30, 2018.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended September 30, 2018.

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

SUNDANCE STRATEGIES, INC.

Date: November 15, 2019	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

