Form 10-Q
period 2018-12-31
Sundance Strategies, Inc.
filed 2019-11-25
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

As of November 25, 2019 the registrant had 37,828,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of December 31, 2018 (Unaudited) and March 31, 2018	3
Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the quarters ended June 30, September 30 and December 31, 2018 and 2017 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements December 31, 2018 (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure about Market Risk	18

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. Mine Safety Disclosures	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	22

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

December 31, 2018 and March 31, 2018

	December 31, 2018	March 31, 2018
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$91,045	$936,902
Prepaid expenses and other assets	5,835	4,705

Total Current Assets	$96,880	$941,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$220,715	$162,594
Accrued expenses	206,259	144,652
Notes payable, related parties	1,542,008	829,508
Stock repurchase payable	400,000	-

Total Current Liabilities	2,368,982	1,136,754

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 37,828,441 and 44,128,441 shares issued and outstanding	37,829	44,129
Additional paid in capital	24,176,172	24,547,014
Accumulated deficit	(26,486,103)	(24,786,290)

Total Stockholders’ Deficit	(2,272,102)	(195,147)

Total Liabilities and Stockholders’ Deficit	$96,880	$941,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended December 31, 2018 and 2017

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Interest Income on Investment in Net Insurance Benefits	$-	$-	$-	$-

General and Administrative Expenses	291,690	281,275	845,559	1,231,639
Impairment of Accrued Interest Receivable on Net Insurance Benefits	-	-	-	1,936,311

Loss from Operations	(291,690)	(281,275)	(845,559)	(3,167,950)

Other Expense
Impairment of investment in net insurance benefits	-	-	(17,840)	(22,950,126)
Interest expense	(26,527)	(27,576)	(61,608)	(241,597)
Financing expense	(155,000)	-	(774,806)	-

Total Other Income (Expense)	(181,527)	(27,576)	(854,254)	(23,191,723)

Loss Before Income Taxes	(473,217)	(308,851)	(1,699,813)	(26,359,673)
Income Tax Provision (Benefit)	-	-	-	(758,972)

Net Loss	$(473,217)	$(308,851)	$(1,699,813)	$(25,600,701)

Basic and Diluted:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.58)

Basic and diluted weighted average number of shares outstanding	42,943,495	44,128,441	43,963,948	44,128,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Quarters Ended June 30, September 30 and December 31, 2018 and 2017

(Unaudited)

			Additional	Retained Earnings	Total Stockholders’
	Common Stock		Paid In	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, March 31, 2018	44,128,441	$44,129	$24,547,014	$(24,786,290)	$(195,147)

Net loss	-	-	-	(890,089)	(890,089)

Balance, June 30, 2018	44,128,441	44,129	24,547,014	(25,676,379)	(1,085,236)

Issuance of Common Stock in exchange for Net Insurance Benefits	800,000	800	17,040	-	17,840

Net loss	-	-	-	(336,507)	(336,507)

Balance, September 30, 2018	44,928,441	44,929	24,564,054	(26,012,886)	(1,403,903)

Cancellation of repurchased shares	(8,000,000)	(8,000)	(392,000)	-	(400,000)

Issuance of Common Stock in lieu of Director Compensation	900,000	900	4,118	-	5,018

Net loss	-	-	-	(473,217)	(473,217)

Balance, December 31, 2018	37,828,441	$37,829	$24,176,172	$(26,486,103)	$(2,272,102)

Balance, March 31, 2017	44,128,441	$44,129	$24,547,014	$1,638,355	$26,229,498

Net Loss	-	-	-	(24,784,476)	(24,784,476)

Balance, June 30, 2017	44,128,441	44,129	24,547,014	(23,146,121)	1,445,022

Net loss	-	-	-	(507,374)	(507,374)

Balance, September 30, 2017	44,128,441	44,129	24,547,014	(23,653,495)	937,648

Net loss	-	-	-	(308,851)	(308,851)

Balance, December 31, 2017	44,128,441	$44,129	$24,547,014	$(23,962,346)	$628,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2018 and 2017

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2017

Operating Activities

Net Loss	$(1,699,813)	$(25,600,701)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Share based compensation - common stock	5,018	-
Impairment of net insurance benefits	17,840	24,886,437
Deferred income taxes	-	(758,972)
Changes in operating assets and liabilities
Net insurance benefits accrued interest	-	7,299,880
Prepaid expenses and other assets	(1,130)	(2,500)
Accounts payable	58,121	(175,648)
Accrued expenses	61,607	(609,308)

Net Cash provided by (used in) Operating Activities	(1,558,357)	5,039,188

Financing Activities

Proceeds from convertible debenture	-	200,000
Repayment of convertible debenture	-	(900,000)
Proceeds from issuance of notes payable, related party	712,500	400,000
Repayment of notes payable, related party	-	(4,685,245)

Net Cash provided by (used in) Financing Activities	712,500	(4,985,245)

Net Change in Cash and Cash Equivalents	(845,857)	53,943
Cash and Cash Equivalents at Beginning of Period	936,902	4,364

Cash and Cash Equivalents at End of Period	$91,045	$58,307

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$534,238
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Exchange common stock for Investment in Net Insurance Benefits	$17,840	$-
Repurchase of stock in exchange for Stock Repurchase Payable	$400,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2018

(1) ORGANIZATION AND BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which was filed with the SEC on October 16, 2019. The results from operations for the nine-month period ended December 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2019.

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

The Owners are variable interest entities (VIEs), for which the Company has a variable interest, but is not the primary beneficiary. The Company’s investment in NIBs were issued by the Owners (i.e. the VIEs). The Company’s maximum exposure to loss in the variable interest entities is limited to the investment in NIBs balance. The Company does not have the power to direct activities of the VIEs. Further, the Company does not have the contractual obligation to absorb losses of the VIEs.

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

December 31, 2018

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2018

At December 31, 2018, the Company had fully impaired the Investment in NIBs, and the value of those assets were $0.

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

For the nine months ended December 31, 2018 and 2017 there were 0 and 2,106,875 options outstanding, respectively, that were excluded because their effect would have been antidilutive.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed in Note 2, below.

(2) NEW ACCOUNTING PRONOUNCEMENTS

Adopted During the Nine Months Ended December 31, 2018

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

December 31, 2018

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2018

(3) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of December 31, 2018, the Company had $91,045 of cash assets, compared to $936,902 as of March 31, 2018. As of December 31, 2018, the Company had access to draw an additional $5,637,992 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the nine months ended December 31, 2018, the Company’s average monthly operating expenses were approximately $97,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. The Company anticipates the average monthly expenses of $97,000 to decrease by approximately $37,000 over the next 12 months, resulting in average monthly expenses of approximately $60,000. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, a financing expenses of $155,000 and $774,806 were incurred during the three and nine months ended December 31, 2018, respectively. As management continues to explore additional financing alternatives, beginning January 1, 2019 the Company is expected to spend an additional $150,000 to $450,000. Outstanding Accounts Payable as of December 31, 2018 totaled $220,715, and other accrued liabilities totaled $206,259. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through November 2020. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

(4) STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2018, the total shares of common stock issued and outstanding were 37,828,441.

On July 11, 2018, the Company issued 800,000 common shares in return for obtaining the remaining 27.8% ownership of certain NIBs. As stated in Note 1, the transaction resulted in the recording of an impairment expense of $17,840, the estimated fair value of the common stock issued (which management believes approximated the fair value of the NIBs received on the date of the transaction).

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000. The total liability related to the repurchase of these shares is $400,000, with repayment contingent on a major financing event.

On December 6, 2018, the Company awarded three of its directors 300,000 shares each of the Company’s stock, in lieu of director compensation. 25% of the shares vested immediately on the date of the agreement, and the remainder of the shares vest equally over the months January 2019 through March 2019. The transaction resulted in a compensation expense of $20,070, which will be recognized on a pro rata basis, following the vesting schedule, with $5,018 in compensation expense being recognized in the three months ended December 31, 2018.

Stock Options

During the nine months ended December 31, 2018, options to exercise 2,106,875 shares expired and at period end, there were no options outstanding.

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

December 31, 2018

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

As mentioned in Note 1, due to the foreclosure that occurred between May 2018 and July 2018, the NIBs held by the Company were fully impaired and had no fair value at December 31, 2018 and March 31, 2018.

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the nine months ended December 31, 2018.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximate the fair values as the interest rate approximates market interest rates.

(6) NOTES PAYABLE, RELATED PARTY

As of December 31, 2018 and March 31, 2018, the Company had borrowed $1,542,008 and $829,508 respectively, excluding accrued interest, from related parties.

As of December 31, 2018, the Company had borrowed $450,000 under the unsecured promissory note from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. This promissory note bears interest at a rate of 8% annually and is due August 31, 2020 (see Note 9 for detail on the due date extensions). During the three months ended December 31, 2018 the Company borrowed an additional $325,000 of principal under this agreement and made no repayments. As of December 31, 2018, accrued interest on this note totaled $7,914.

As of December 31, 2018, the Company had borrowed $262,500, exclusive of accrued interest, under the note payable and lines of credit agreement with the Chairman of the Board of Directors and a stockholder. The agreement allows for borrowings of up to $4,600,000. As of December 31, 2018, the balance of this note payable was due August 31, 2019 (see Note 9 for detail on the due date extension). The note payable incurs interest at 7.5% per annum. During the three months ended December 31, 2018 the Company borrowed an additional $125,000 of principal under this agreement and made no repayments. As of December 31, 2018, accrued interest on this agreement totaled $10,440.

As of December 31, 2018, the Company had borrowed $829,508, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. As of December 31, 2018, the balance of this note payable was due November 30, 2020. The note payable incurs interest at 7.5% per annum. During the three months ended December 31, 2018 the Company neither borrowed nor repaid any principal under this agreement. As of December 31, 2018, accrued interest on this agreement totaled $63,681.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2018

The interest associated with the Notes Payable, Related Party of $82,035 and $20,427 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2018 and March 31, 2018, respectively. There are no covenants associated with any of these three agreements.

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016 but was later extended, through a series of extensions, to August 31, 2019. Subsequent to December 31, 2018, the Company agreed to amend the 8% Convertible Debenture Agreement and extended the due date and conversion rights to December 1, 2020 (see Note 9 for detail on the due date extension). As of December 31, 2018, and March 31, 2018, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 at December 31, 2018 and March 31, 2018 is recorded on the balance sheet as an Accrued expense obligation.

(8) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Between May 2018 and July 2018, the lenders foreclosed on the loans associated with the underlying life insurance policies and the Company has recorded a $24,886,437 impairment on the NIBs during the year ended March 31, 2018. As mentioned in Note 1, an additional impairment of $17,840 was recognized during July 2018, in connection with the Company’s acquisition of the remaining 27.8% ownership of certain NIBs, which were also foreclosed upon.

As mentioned in Note 4, effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000. The total liability related to the repurchase of these shares is $400,000, with repayment contingent on a major financing event.

(9) SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the following events transpired:

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

Subsequent to December 31, 2018, the Company has borrowed an additional $651,000 on the three Notes Payable, Related Party lines of credit agreements. As of November 25, 2019, the outstanding principal balances of all Notes Payable, Related Party totaled $2,193,008 and the outstanding principal balance of the Convertible Debenture is $0.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the three and nine months ended December 31, 2018 and 2017. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2018.

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

Plan of Operations

Life Settlements is not a market sector without competition and, at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations through debt or equity financing. In addition, due to the foreclosure on the NIBs described below, the company has no current source of operating revenues. We may be required to expend funds on premiums, interest and servicing costs to protect our interest in NIBs, though we have no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, we would be required to evaluate our investment in NIBs for possible adverse impairment. During October 2017, the entities completed a refinancing of the loans that had matured. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs at December 31, 2018 and March 31, 2018 to zero.

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

Results of Operations

Three-Months Ended December 31, 2018 Compared with Three-Months Ended December 31, 2017

Interest Income

Due to the foreclosure agreement mentioned above, no interest income was recorded for the three months ended December 31, 2018 or 2017.

General & Administrative Expenses

General and administrative expenses totaled $291,690 and $281,275 during the three months ended December 31, 2018, and 2017, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses.

Other Income and Expenses

For the three months ended December 31, 2018, other income and expenses totaled $181,527, consisting of $155,000 in expenses incurred pursuing potential financing alternatives and $26,527 in interest expense. For the three months ended December 31, 2017, other income and expenses consisted solely of $27,576 in interest expense.

Income Taxes

During the three months ended December 31, 2018, the Company recorded a net loss before income taxes of $473,217 and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Nine-Months Ended December 31, 2018 Compared with Nine-Months Ended December 31, 2017

Interest Income

Due to the foreclosure agreement mentioned above, no interest income was recorded for the nine months ended December 31, 2018 or 2017.

General & Administrative Expenses

General and administrative expenses totaled $845,559 and $1,231,639 during the nine months ended December 31, 2018, and 2017, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. Reduced operational needs from the nine months ended December 31, 2017 to December 31, 2018 resulted in decreases in each of the areas previously mentioned.

Impairment of Net Insurance Benefits

No impairment on our investment in NIBs had been recognized from inception through the year ended March 31, 2017. Between May 2018 and July 2018, the Owners entered into agreements that completed a strict foreclosure transaction that transferred these policies from the owners to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company lost its position in the residual benefits of the policies and recognized a $1,936,311 impairment of related interest receivable during the nine months ended December 31, 2017. In addition, we also recognized a $22,950,126 impairment on the NIBs, which is recorded in Other Expenses during the year ended March 31, 2018. Management concluded that the foreclosure event represented the culmination of conditions that provided indications affecting the realization of the Company’s investment in NIBs assets during the fiscal year ended March 31, 2018. As a result, the Company recorded the impairment of the NIBs during the fiscal year ended March 31, 2018 and changed the classification of the Investment in NIBs from Held to Maturity to Available for Sale.

Other Income and Expenses

For the nine months ended December 31, 2018, other income and expenses totaled $854,254, consisting of $774,806 of expenses incurred pursuing potential financing alternatives, $17,840 additional NIBs impairment on newly acquired NIBs, and $61,608 in interest expense.

For the nine months ended December 31, 2017, other income and expenses primarily consist of the $22,950,126 expense related to the impairment of the NIBs, which was a result of the Company losing its position in the residual benefits of the policies. Also included is $241,597 in interest expense. The decreased interest expense was due to substantially higher principal balances during the nine months ended December 31, 2017.

Income Taxes

During the nine months ended December 31, 2018, the Company recorded a net loss before income taxes of $1,699,813 and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

During the nine months ended December 31, 2017, the Company recorded a net loss before income taxes of $26,359,673. Due to material losses being recognized during the nine months ended December 31, 2017, the Company’s deferred tax asset balance surpassed its deferred tax liabilities resulting in a full valuation allowance being recorded against its net deferred tax assets. Additionally, an income tax benefit was recorded for the reduction of the previously recorded net deferred tax liability balance at March 31, 2017 equal to $758,972.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of December 31, 2018, we had $91,045 of cash, compared to $936,902 as of March 31, 2018. As of December 31, 2018, the Company had access to draw an additional $5,637,992 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $60,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of December 31, 2018 totaled $220,715, and other accrued liabilities totaled $206,259. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures and will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through November 2020.

Debt

At December 31, 2018, we owed $1,748,268, including accrued interest, for debt obligations. We owed $1,542,008 in principal pursuant to notes payable and lines-of-credits from related parties and had fully paid off the principal owing on the 8% Convertible Debenture. As of December 31, 2018, one note payable and line-of-credit had a principal balance of $829,508 and is due on November 30, 2020, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $262,500, and the line of credit is currently extended through November 30, 2020. A third note payable had a principal balance of $450,000 and is due on November 30, 2021. The convertible debenture agreement, which has no principal balance due as of December 31, 2018 is open through December 1, 2020. As of November 25, 2019, there was $5,132,992 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000. The total liability related to the repurchase of these shares is $400,000, with repayment contingent on a major financing event.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the Company’s fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2018, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended December 31, 2018 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2018, the Company awarded three of its directors 300,000 shares each of the Company’s stock, in lieu of director compensation. 25% of the shares vested immediately on the date of the agreement, and the remainder of the shares vest equally over the months January 2019 through March 2019. The transaction resulted in a compensation expense of $20,070, which will be recognized on a pro rata basis, following the vesting schedule, with $5,018 in compensation expense being recognized in the three months ended December 31, 2018.  The Company relied on Section 4(a)(2) under the Securities Act as the exemption from registration.

Purchases of Equity Securities by the Issuer

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000. The total liability related to the repurchase of these shares is $400,000, with repayment contingent on a major financing event.

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

SUNDANCE STRATEGIES, INC.

Date: November 25, 2019	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

