Form 10-K
period 2019-03-31
Sundance Strategies, Inc.
filed 2020-01-16
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

As of January 15, 2020 the registrant had 37,828,441 shares of common stock, par value $0.001, issued and outstanding.

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

Mortality Re-Insurance (MRI) Coverage. Because of the uncertainty of maturity of insurance policies the Holders had, on occasion, previously contracted with an insurance provider for MRI coverage. We do not have a contract with the MRI provider and the MRI provider has not provided any insurance to us but, rather, provided MRI coverage to the various Holders of life insurance policies underlying our NIBs. MRI coverage typically provides guaranteed cash flow based on the expected death benefits of the pool of policies being insured calculated at the issuance of the coverage and thereby provides credit enhancement to any bank providing financing to a Holder. The term of the MRI policies is usually 15 years. Any claims paid by the MRI to the Holder must be paid back to the MRI provider out of death benefit proceeds from the pool of policies being insured when such death benefit proceeds are eventually received. This enables the Holder to receive a smoother cash flow from a pool of policies over time and avoid “lumpiness” in the cash flows that would otherwise be more pronounced in the absence of the MRI coverage. Any claim payment balances would accrue interest, typically at a spread of 250 basis points over LIBOR, to the extent they remain outstanding. The MRI coverage is obtained by paying an MRI premium, typically at equal to 2% of the cumulative death benefit of the covered life insurance policies, at the outset of the coverage and, depending on the specific terms of the MRI policy, possibly an additional premium amount at a predetermined time during the effective coverage period (the “Commitment Fee”), which is typically 1% of the cumulative death benefits of the covered policies. The insurer under the MRI policy typically must approve the sale of any life insurance policies covered by the MRI policy if such sale does not result in the full repayment of any outstanding recovery amounts. It is our understanding that there is only one MRI Provider. While the MRI coverage is relatively expensive, we believe that insurance policies underlying NIBs that are covered by MRI have less volatility, are more liquid and should achieve higher values for purposes of financing and secondary market sales.

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

Our NIB Portfolio

During October 2017, the Holders of the life settlements completed a refinancing of the loans that had matured. The agreements were with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and reduced the carrying value of the NIBs at March 31, 2018 to zero. The Company held no NIBs during the fiscal year ended March 31, 2019.

Employees

On March 31, 2019, we had two full-time employees: Randall F. Pearson, our President; and Lisa L. Fuller, Esq., our general legal counsel.

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

We have historically used substantial amounts of cash in operating activities. When we hold NIBs, we are not responsible for maintaining any premiums or other expenses related to maintaining the underlying life settlement or life insurance policies. Ownership of the underlying life settlement or life insurance policies, and the related obligation to maintain such policies, remains with the entity that holds such policies. However, in the event of default of the owner, the Company may be required to expend funds on premiums, interest and servicing costs to protect its interest in NIBs, though the Company has no legal responsibility nor adequate funds for these payments.

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

Although we currently have no interest in life settlement policies, generally speaking, our investment in NIBs is usually the primary asset on our balance sheet. Life settlement products like NIBs are subject to substantial fluctuations in value, primarily based upon matters that are not within our control, such as the current health and life expectancy of the insureds underlying our NIBs, the solvency of the Holders of the policies and the Holders’ Lender, the Holders’ financing costs and ability to acquire policies and the solvency of the insurance companies. Each of these factors can result in significant fluctuations of the value of the life insurance policies underlying the NIBs, thereby affecting our potential future interests.

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

The life insurance portfolios underlying NIBs typically involve loans originated with 4-5 year terms. We assume that the Holders will be able to refinance their loans at the end of the respective loan terms. However, the Holders’ Lender’s ability to offer replacement loans is governed by factors that are beyond our control or the control of the Holders. If the Holders are unable to refinance their loans with the Holders’ Lender, the Holders may not be able to continue to pay the premiums on the life insurance policies they hold and such life insurance policies may need to be liquidated, thereby potentially reducing the return on our NIBs. During October 2017, the entities completed a refinancing of the loans that had matured and were about to mature. The agreements were with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the lenders foreclosed on the loans associated with the underlying life insurance policies and the Company recorded a full impairment on its Investment in NIBs during the fiscal year ended March 31, 2018.

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

We currently believe there are only two current sources of financing for senior loans, which included the Holders’ previous Lenders that had provided the senior loans for servicing the life insurance policies underlying our prior NIBs portfolio. The Holders’ Lender ceased making loans to Holders to finance purchases or servicing of life settlement policies and we are unable to purchase NIBs in the manner that we have historically, unless another lender or financing source can be located by Holders on terms that make NIBs a valuable asset. Without financing from the Holders’ prior Lenders or other sources, Holders may not be able to purchase policies and sell us NIBs. Our business of purchasing and holding NIBs has been materially and adversely harmed.

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

The Holders are required to make premium payments on the life insurance policies underlying our NIBs in order to keep such policies in force. These payments generally will be made from amounts available to the Holders pursuant to the senior loans, death benefits, and MRI payments, if available.

The Holders we contract with for the ownership of our NIBs and their related business partners and service providers may not have financial strength, be solvent or have integrity.

The value of NIBs is based on contracts with the Holders and is dependent on the financial strength, solvency and integrity of the Holders and their various business partners and service providers. We have been exposed to financial risk as the Lenders have foreclosed on the loans underlying the Policies.

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

Life settlements are highly speculative investments. It is not possible with respect to the life insurance policies underlying NIBs, to determine in advance either the exact time that a life insurance policy will reach maturity (i.e., at the death of the insured) or the profit, loss or return on an investment in a life insurance policy. NIBs are net interest benefits in life insurance policies that will mature at uncertain times and bear associated premium and other costs. The longer the period between our purchase of NIBs and the payout on the underlying policy at maturity, the lower return will be on NIBs because of the cost to maintain the underlying policies. This renders NIBs, and therefore our common stock, highly speculative investments.

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

If we fail to make timely repayments of amounts received under notes payable and lines-of-credit with related parties or the 8% convertible debenture agreement we will be in default of such obligations Our default under these obligations may also limit our ability to obtain future financing from related or third parties.

Risks Related to the Life Insurance Policies underlying NIBs

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

Generally, state insurance law is clear that an individual has an insurable interest in his or her own life and may procure life insurance on his or her own life and may name any person as beneficiary. However, if a person purchases insurance on his or her own life for the benefit of a party who does not have an insurable interest in the life of the insured for the purpose of evading the insurable interest laws, the purchase may be viewed under applicable state law as a violation of the state’s insurable interest laws. Should the issuer own an interest in a policy that was originally issued to an owner or for the benefit of a beneficiary (if required) that did not have an insurable interest, it is possible that the issuer may not have a valid claim for the death benefits on such policy, and upon the death of the insured, the issuing insurance company may refuse to pay the death benefits on the policy to us or may be required to pay the death benefit to other beneficiaries of the insured. Should any such claims be successful in relation to the policies underlying NIBs, we could lose some or all of the amounts we have invested in NIBs, although in some states the issuing insurance company may be required to repay the premiums if it rescinds the policy. Some states, such as New Jersey, allow the carrier to retain all the premiums in the event the policy is rescinded, and some states, such as Delaware, require premiums to be returned in cases where the policy is successfully challenged by the carrier. Even if such claims are unsuccessful, significant amounts may need to be expended in defending such claims, thereby reducing the amounts we may receive from NIBs and other life settlement interests we may purchase.

Concern also exists regarding the applicability of state insurable interest requirements applicable to the purchase of a policy by an insured or a person with an insurable interest in the life of the insured in circumstances in which the owner of the policy obtains a loan secured by the policy to finance the payment of premiums on the policy, often referred to as a premium finance transaction. A substantial number of the life insurance policies underlying NIBs have been originated pursuant to premium finance transactions. While it is generally accepted by state law that an individual has an insurable interest in his or her own life, it is possible that a court might construe a premium finance transaction as an attempt to evade the requirement that an insurable interest exist at the time an insurance policy is issued. If the borrower in such a transaction is found to be acting, in fact, on behalf of a premium finance company to procure an insurance policy, it is possible that a court might find that the real party in interest is the premium finance company, which by itself would not have an insurable interest sufficient to support the insurance policy. As a result, the insurance policy may be void or subject to attack, which could diminish the value of the policy. States have varying precedent on this subject. California, New York and Florida have case law that is very favorable to the policy owner (see Lincoln v. Jack Teren and Jonathan S. Berck, as trustee of the Jack Teren Insurance Trust (Superior Court of the State of California, San Diego), Alice Kramer v. Lockwood Pension Services, Inc., et al., (United States District Court – Southern District of New York)). These courts have held life insurance policies to be enforceable even where the policies were clearly purchased with an intent to sell the policies in the future. Florida has case law that is also favorable (see PrucoLife Insurance Company v. Wells Fargo (Florida Supreme Court, which held that a policy may not be contested after the expiration of the policy’s contestability period). Delaware has laws which benefit the insurance carrier and others that are more favorable to the policy owner (see PHL Variable Insurance Co. vs. Price Dawe, (Supreme Court of Delaware) and Principal Life Insurance Company v. Lawrence Rucker 2007 Insurance Trust (District Court of Delaware)). These courts have invalidated policies where the original policy owners financed the policies and did not intend to purchase the policies with their own money and further intended to ultimately sell the policies in the life settlement markets. However, the Rucker case did provide that premium financing could qualify as an insured procuring a policy and satisfy requirements related to insurable interest. There is also legislation in most states regulating premium financing that must be complied with for policies originated after the legislation was enacted.

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

We cannot predict whether a state regulator, insurance carrier or other party will assert that any of the policies underlying NIBs should be treated as having been issued as part of a STOLI transaction or otherwise were issued in contravention of applicable insurable interest laws. This risk is greater where the insured materially misstated his or her income and/or net worth in the life insurance application. Decisions in Florida have increased the risk that challenges to premium financed policies may be decided in favor of the issuing insurance company. Moreover, because the life insurance policies underlying NIBs are often originated in the same or a similar manner and in a limited number of states (generally, California and Wisconsin, although the insured may reside in other states), there is a heightened risk that an adverse court decision or other challenge or determination by a regulatory or other interested party with respect to a policy could have a material adverse effect on a significant number of other policies, including the rescission of policies or the occurrence of other actions that prevent us from being entitled to receive or retain the net death benefit related to the policies underlying or NIBs. Concerns of such nature could also negatively affect the market value and/or liquidity of the life insurance policies underlying NIBs. In the event of such adverse legal or regulatory developments, NIBs would be worthless.

Fraud in the application for life insurance can also affect assets and interest in our NIBs.

There are risks that the policies underlying NIBs may be procured on the basis of fraud or misrepresentation in connection with the application for the policy. Types of fraud that have enabled carriers to successfully rescind or void the related policies include, among others, misrepresentations concerning an insured’s financial net worth and/or income, need for and purpose of the life insurance protection, medical history and current physical condition, including age and whether the insured is a smoker. Such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans or other structured programs. In particular, there is a significant risk that applicants and potential insureds may not answer truthfully or completely questions related to whether the life insurance policy premiums will be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of the life insurance policy. Such risk may be further increased to the extent life insurance agents communicate to applicants and potential insureds regarding potential premium finance arrangements or profits to be made on policies that will be sold after the contestability period. If an insured has made any material misrepresentation on his/her application for life insurance, there is a heightened risk that the insurance company will contest or successfully rescind or void the related policy, although an issuing insurance company may not be able to raise such claims after the expiration of the contestability period. There has been significant litigation regarding whether or not a policy can be contested for fraud after the expiration of the contestability period. Florida, California and New York have concluded that a carrier may not contest a policy after the contestability period. New Jersey and Delaware have allowed such contests by the carriers. Even if such fraud in the application could not serve as a basis to challenge a policy because the contestability period has expired, it may be raised as evidence that the policy was provided as part of a STOLI arrangement. Furthermore, such misrepresentations can adversely affect the actuarial value of the death benefit under the related life insurance policies underlying NIBs.

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

Increases in cost of insurance could reduce estimated returns and lower revenues.

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

AXA Equitable issued cost-of-insurance, referred to herein as “COI,” increases on eleven (11) of the previously held life insurance policies underlying our prior NIBs. In addition, one Transamerica and one Lincoln policy, both of which were Policies underlying our prior NIBs, have been subject to increased COI’s. Other carriers have been issuing COI increases that impact life insurance policies held by large settlement funds. Multiple lawsuits, including class actions, against Phoenix Life, Lincoln National Insurance Company, AXA Equitable, Banner Life, and Transamerica Life Insurance Company are currently ongoing. However, most of these lawsuits are in the very early stages.

Carrier and service partner credit risk can adversely affect our interest in NIBs or other life settlements.

We are subject to the credit risk associated with the viability of the various insurance companies that issued the life insurance policies underlying our potential NIBs. The insolvency of an issuing insurance company or a downgrade in the ratings of an issuing insurance company could have a material adverse impact on the value of the policies underlying NIBs issued by such issuing insurance company, the collectability of the related death benefits and the ability of such issuing insurance company to pay the cash surrender value or other amounts agreed to be paid by the issuing insurance company. Any such impairment of the claims-paying ability of the issuing insurance company could materially and adversely affect the value of the policies issued by such insurance company, the ability of the Holder to pay the premiums due on other insurance policies and the Holders ability to pay any required policy premiums, fees and expenses of the service providers and our other expenses, which could materially and adversely affect the value of our potential NIBs.

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

The benefits of most or all of such state supported guaranty funds are capped per insured life (irrespective of the number of policies issued and outstanding on the life of such individual), which caps are generally less than the net death benefits of the insurance policies. Guaranty fund laws often include aggregate limits payable with respect to any one life across different types of insurance policies, generally $300,000 to $500,000 depending on the state. Most state guaranty funds are statutorily created and the legislatures may amend or repeal the laws that govern them. In addition, most state guaranty fund laws were enacted with the stated goal of assisting policy holders resident in such states. Therefore, non-resident policyholders, beneficiaries, and claimants may not be covered or may be covered only in limited circumstances. As a result, state guaranty funds will likely provide little protection to us in the event of the insolvency of an issuing insurance company. In addition, in the event of an issuing insurance company’s insolvency, courts and receivers may impose moratoriums or delays on payments of cash surrender values and/or death benefits.

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

Additionally, it is possible that, due to a misunderstanding regarding the scope of consents that a service provider possesses, such service provider may request and receive from health care providers information that it in fact did not have a right to request or receive. Once again, if a service provider receives complaints for these acts, it is not possible to predict what the results will be. This uncertainty also increases the likelihood that a service provider may sell, or cause to be sold, life insurance policies in violation of applicable law, which could potentially result in additional costs related to defending claims or enduring regulatory inquiries, rescinding such transactions, possible legal damages and penalties and probable reduced market value of the affected life insurance policies. Each of the foregoing factors may delay or reduce the return on the life insurance policies underlying NIBs.

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

U.S. privacy concerns may affect the access to accurate and current medical information regarding the insured under the life insurance policies underlying NIBs.

The value of a life insurance policy underlying NIBs is inherently tied to the remaining life expectancy of the insured and information necessary to perform this valuation may not be available at the time of purchase or sale. For example, if a policy is being purchased in the secondary market from an entity that had earlier purchased the policy directly from the insured, it is likely that the insured made his or her medical records available at the time of his or her sale of the policy to the initial purchaser. However, if necessary consents were not obtained from the insured, it is possible that this information cannot legally be made available at the time of the subsequent purchase of the policy. If it is legally available to the subsequent purchaser, it is possible that such information is outdated and of little utility for a current evaluation of the remaining life expectancy of the insured. Even if the insured granted a general consent that gave the owner of the policy the right to subsequently request and receive medical information from the insured’s health providers, it is possible for the insured to subsequently revoked such consent. Likewise, it is possible that, under applicable law, the consent expires after a certain period of time. Even if the consent is effective, without the cooperation of the insured, it may be difficult to convince the insured’s health care providers of the consent’s efficacy and such health providers may be reluctant to release medical information. These impediments to accessing current medical information can prove to be a significant obstacle to the proper valuation of a policy at the time of either the policy’s purchase or sale.

Risk Factors Related To Our Common Stock

There is a limited public market for our common stock, and any market that may develop could be volatile.

The market for our common stock has been limited due to, among other factors, low public float of our common stock, low trading volume and the small number of brokerage firms acting as market makers. There were approximately 14,641,922 shares of our common stock held by non-affiliates as of March 31, 2019. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to.

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

Our management and two stockholders beneficially own approximately 61% of our outstanding common stock and therefore can exert control over our business.

Members of our management team and two stockholders together beneficially own approximately 61% of our outstanding common stock. This percentage of stock ownership is significant in that it could carry any vote on any matter requiring stockholder approval, including the subsequent election of directors, who in turn appoint all officers. As a result, these persons control the Company, regardless of the vote of other stockholders. As a result, other stockholders may not have an effective voice in our affairs.

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 37,828,441 shares of our common stock that were outstanding as of March 31, 2019, 225,000 of such shares are subject to leak-out agreements. Pursuant to such agreements, each of these stockholder’s common stock can only be sold in an amount equal to 0.0025% (1/4%) of our outstanding securities (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the four quarterly periods beginning on January 1, 2017; 0.01 (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”). Notwithstanding the foregoing, any stockholder subject to a lock-up/leak-out agreement that owns less than 100,000 shares of common stock that are covered thereby, is allowed to sell such stockholder’s common stock. Our remaining outstanding shares are mostly freely tradable under Rule 144 and certain limitations on the number of shares that can be sold quarterly by “affiliates” of the Company as defined under the Securities Act. Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock. See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Part II, Item 5, below for further information. Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

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

We have been delayed in filing this 10-K, as well as two additional 10-Qs. Potential consequences of delayed or late filings can include a negative effect on share value and negative market reactions. Our shares were traded on the OTCQB exchange and have since been delisted to the OTC Pink Sheets. The OTC Pink Sheets is the lowest tier of the three marketplaces for trading over-the-counter stocks provided and operated by the OTC Markets. The pink sheets system, unlike companies on a stock exchange, do not need to meet minimum requirements or file with the SEC. The Company is working to resolve the delayed filings issues.

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

Holders

We had 85 stockholders of record as of January 15, 2020, and an indeterminate number of stockholders who hold shares in “street name.”

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

Recent Sales of Unregistered Securities

On December 6, 2018, the Company awarded three of its directors 300,000 shares each of the Company’s stock, in lieu of director compensation. 25% of the shares vested immediately on the date of the agreement, and the remainder of the shares vested equally over the months January 2019 through March 2019. The transaction resulted in a compensation expense of $20,070, which was recognized during the year ended March 31, 2019. The Company relied on Section 4(a)(2) under the Securities Act as the exemption from registration.

Purchases of Equity Securities by Us and Affiliated Purchasers

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

Plan of Operations

Life Settlements is not a market sector without competition and, at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations through debt or equity financing. In addition, due to the foreclosure on the NIBs described below, the company has no current source of operating revenues. We may be required to expend funds on premiums, interest and servicing costs to protect our interest in NIBs, though we have no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, we would be required to evaluate our investment in NIBs for possible adverse impairment. During October 2017, the entities completed a refinancing of the loans that had matured. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs at March 31, 2018 to zero. The Company held no NIBs during the fiscal year ended March 31, 2019.

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

Results of Operations

2019 Compared to 2018

Income Recognition

Due to the foreclosure agreement previously mentioned, no interest income was recorded for the fiscal years ended March 31, 2019 and 2018.

General & Administrative Expenses

General and administrative expenses totaled $1,094,917 and $1,569,224 during the years ended March 31, 2019, and 2018, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. Reduced operational needs from the year ended March 31, 2018 to March 31, 2019 resulted in decreases in each of the areas previously mentioned.

Impairment of Net Insurance Benefits

No impairment on our investment in NIBs had been recognized from inception through the year ended March 31, 2017. Between May 2018 and July 2018, the Owners entered into agreements that completed a strict foreclosure transaction that transferred these policies from the owners to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company lost its position in the residual benefits of the policies and recognized a $1,936,311 impairment of related interest receivable during the year ended March 31, 2018. In addition, we also recognized a $22,950,126 impairment on the NIBs, which is recorded in Other Expenses during the year ended March 31, 2018. Management concluded that the foreclosure event represented the culmination of conditions that provided indications affecting the realization of the Company’s investment in NIBs assets during the fiscal year ended March 31, 2018. As a result, the Company recorded the impairment of the NIBs during the fiscal year ended March 31, 2018 and changed the classification of the Investment in NIBs from Held to Maturity to Available for Sale.

Other Income and Expenses

For the year ended March 31, 2019, other income and expenses totaled $961,201, consisting of $849,806 of expenses incurred pursuing potential financing alternatives, $17,840 additional NIBs impairment on newly acquired NIBs, and $93,555 in interest expense.

For the year ended March 31, 2018, other income and expenses primarily consist of the $22,950,126 expense related to the impairment of the NIBs, which was a result of the Company losing its position in the residual benefits of the policies. Also included is $470,775 of expenses incurred pursuing potential financing alternatives and $257,181 in interest expense. The decreased interest expense from the year ended March 31, 2018 to the year ended March 31, 2019 was due to substantially higher principal balances during the year ended March 31, 2018.

Income Taxes

During the year ended March 31, 2019, the Company recorded a net loss before income taxes of $2,056,118 and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

During the year ended March 31, 2018, the Company recorded a net loss before income taxes of $27,183,617. Due to material losses being recognized during the year ended March 31, 2018, the Company’s deferred tax asset balance surpassed its deferred tax liabilities resulting in a full valuation allowance being recorded against its net deferred tax assets. Additionally, an income tax benefit was recorded for the reduction of the previously recorded net deferred tax liability balance at March 31, 2018 equal to $758,972.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of March 31, 2019, we had $579 of cash, compared to $936,902 as of March 31, 2018. As of March 31, 2019, the Company had access to draw an additional $5,507,992 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $60,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of March 31, 2019 totaled $306,871, and other accrued liabilities totaled $240,163. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures and will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through December 2020.

2019 Cash Flows Compared to 2018 Cash Flows

For the year ended March 31, 2019, we recorded net cash used in operating activities of $1,778,823, compared to $6,017,783 provided by operating activities during the year ended March 31, 2018. The decrease in operating cash inflows was primarily due to the receipt of approximately $9,269,568 during the year ended March 31, 2018, which represents approved distribution funds from the policy owners as a return on our interest in NIBs prior to the foreclosure.

For the years ended March 31, 2019 and 2018 no cash was used in or provided by investing activities.

During the year ended March 31, 2019 net cash provided by financing activities was $842,500, compared to net cash used in financing activities of $5,085,245 for the year ended March 31, 2018. During the year ended March 31, 2018, we repaid $4,385,245 of the principal outstanding on the Notes Payable, Related party agreements and borrowed $200,000 and repaid $900,000 on the Convertible Debenture. During the year ended March 31, 2019, we borrowed $842,500 under the Notes Payable, Related Party agreements.

Debt

At March 31, 2019, we owed $1,910,214, including accrued interest, for debt obligations. We owed $1,672,008 in principal pursuant to notes payable and lines-of-credits from related parties and had fully paid off the principal owing on the 8% Convertible Debenture. As of March 31, 2019, one note payable and line-of-credit had a principal balance of $829,508 and is due on November 30, 2020, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $392,500, and the line of credit is currently extended through November 30, 2020. A third note payable had a principal balance of $450,000 and is due on November 30, 2021. The convertible debenture agreement, which has no principal balance due as of March 31, 2019 is open through December 1, 2020. As of January 15, 2020, there was $5,105,492 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

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

We may borrow money in the future to finance our operations but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. Due to the foreclosure on the NIBs mentioned above, the company has no current source of future revenues. In order to meet financial obligations the Company will need to continue to rely on debt financing from related parties and/or raise additional capital. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through December 2020. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. The Company also continues to evaluate other debt and equity financing opportunities.

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations by maturity date as of March 31, 2019:

		Maturity Date
	Total	Year Ended March 31, 2020	Year Ended March 31, 2021	Thereafter

Debt Obligations	$1,672,008	$-	$1,672,008	$-
Interest payable	238,206	-	238,206	-
Total	$1,910,214	$-	$1,910,214	$-

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

Investment in NIBs, When the Company holds NIBs, it accounts for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company. At the time of transfer or purchase of an investment in NIBs, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculates accretable income, which is recorded as interest income on investment in NIBs in the statement of operations. Our current projections are based off of various assumptions that are subject to uncertainties and contingencies including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion.

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

Our Investment in NIBs are classified as available-for-sale investments at March 31, 2019 and 2018. At March 31, 2019, we have determined our investment in NIBs to have no fair value, as all remaining benefits had been received.

Item 8. Financial Statements and Supplementary Data

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sundance Strategies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sundance Strategies, Inc. (“the Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT

January 15, 2020

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	March 31,
	2019	2018

ASSETS

Current Assets
Cash and cash equivalents	$579	$936,902
Prepaid expenses and other assets	5,108	4,705

Total Current Assets	$5,687	$941,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$306,871	$162,594
Stock repurchase payable	400,000	-
Total Current Liabilities	706,871	162,594

Long-Term Liabilities
Notes payable, related parties	1,672,008	829,508
Accrued expenses	240,163	144,652

Total Long-Term Liabilities	1,912,171	974,160

Total Liabilities	2,619,042	1,136,754

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 37,828,441 and 44,128,441 shares issued and outstanding	37,829	44,129
Additional paid in capital	24,191,224	24,547,014
Accumulated deficit	(26,842,408)	(24,786,290)

Total Stockholders’ Deficit	(2,613,355)	(195,147)

Total Liabilities and Stockholders’ Deficit	$5,687	$941,607

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended	Year Ended
	March 31,	March 31,
	2019	2018

Interest Income on Investment in Net Insurance Benefits	$-	$-

General and Administrative Expenses	1,094,917	1,569,224

Impairment of Accrued Interest Receivable on Net Insurance Benefits	-	1,936,311

Loss from Operations	(1,094,917)	(3,505,535)

Other Expense
Impairment of investment in net insurance benefits	(17,840)	(22,950,126)
Interest expense	(93,555)	(257,181)
Financing expense	(849,806)	(470,775)

Total Other Income (Expense)	(961,201)	(23,678,082)

Loss Before Income Taxes	(2,056,118)	(27,183,617)
Income Tax Provision (Benefit)	-	(758,972)

Net Loss	$(2,056,118)	$(26,424,645)

Basic and Diluted:
Basic and diluted loss per share	$(0.05)	$(0.60)

Basic and diluted weighted average number of shares outstanding	42,455,217	44,128,441

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2019 and 2018

			Additional	Retained Earnings	Total Stockholders’
	Common Stock		Paid In	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, March 31, 2017	44,128,441	$44,129	$24,547,014	$1,638,355	$26,229,498

Net loss	-	-	-	(26,424,645)	(26,424,645)

Balance, March 31, 2018	44,128,441	$44,129	$24,547,014	$(24,786,290)	$(195,147)

Issuance of Common Stock in exchange for Net Insurance Benefits	800,000	800	17,040	-	17,840

Cancellation of repurchased shares	(8,000,000)	(8,000)	(392,000)	-	(400,000)

Issuance of Common Stock in lieu of Director Compensation	900,000	900	19,170	-	20,070

Net loss	-	-	-	(2,056,118)	(2,056,118)

Balance, March 31, 2019	37,828,441	$37,829	$24,191,224	$(26,842,408)	$(2,613,355)

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	March 31, 2019	March 31, 2018

Operating Activities

Net Loss	$(2,056,118)	$(26,424,645)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Share based compensation - common stock	20,070	-
Impairment of net insurance benefits	17,840	22,950,126
Impairment of net insurance benefits interest receivable	-	1,936,311
Deferred income taxes	-	(758,972)
Changes in operating assets and liabilities
Net insurance benefits accrued interest	-	9,269,568
Prepaid expenses and other assets	(403)	-
Accounts payable	144,277	(345,477)
Accrued expenses	95,511	(609,128)

Net Cash provided by (used in) Operating Activities	(1,778,823)	6,017,783

Financing Activities

Proceeds from convertible debenture	-	200,000
Repayment of convertible debenture	-	(900,000)
Proceeds from issuance of notes payable, related party	842,500	-
Repayment of notes payable, related party	-	(4,385,245)

Net Cash provided by (used in) Financing Activities	842,500	(5,085,245)

Net Change in Cash and Cash Equivalents	(936,323)	932,538
Cash and Cash Equivalents at Beginning of Period	936,902	4,364

Cash and Cash Equivalents at End of Period	$579	$936,902

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$549,643
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Exchange common stock for Investment in Net Insurance Benefits	$17,840	$-
Repurchase of stock in exchange for Stock Repurchase Payable	$400,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

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

At March 31, 2019, the Company had fully impaired the Investment in NIBs, and the value of those assets were zero.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

Basic and Diluted Net Loss Per Common Share, Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method.

As of March 31, 2019, no stock options were outstanding. As of March 31, 2018, 2,106,875 stock options were outstanding but were excluded because their effect would have been antidilutive.

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

Investment in Net Insurance Benefits, The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance contracts that have been financed by an independent third party via a loan from a lender and insured, on occasion, via a mortality risk insurance product or mortality re-insurance (“MRI”). Future expected cash flow is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment, and service provider or other third-party payments. The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid. At March 31, 2019, we have determined our investment in NIBs to have no fair value, as all remaining benefits had been received and the underlying policies have been subject to foreclosure (see Note 1).

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

The Company files United States Federal and State income tax returns. The income tax returns of the Company are subject to examination by taxing authorities for three to five years from the date they are filed. The Company has tax returns subject to examination for 2014-2019.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

Principles of Consolidation, The consolidated financial statements include the accounts of the Company and its subsidiary. The subsidiary is wholly owned. All intercompany accounts and transactions are eliminated in consolidation.

Variable Interest Entities (“VIEs”), The owners of the Life Insurance Policies are variable interest entities (VIEs), for which the Company has a variable interest, but is not the primary beneficiary, as it does not have control over the significant activities affecting the economic performance of the owners. The Company’s maximum exposure to loss in the variable interest entities is limited to the investment in NIBs balance, which has a carrying value of zero as of March 31, 2019 and 2018. The Company does not have the power to direct activities of the VIEs. Further, the Company does not have the contractual obligation to absorb losses of the VIE beyond the Company’s initial investment.

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

The fair value of our investment in NIBs is determined by evaluating the sum of present value of the future cash flows expected from the NIBs. The key unobservable inputs used to arrive at the fair value estimates of the Company’s Investment in NIBs at March 31, 2019 and 2018, included a market rate discount rate range of approximately 15% to 18%, with a weighted average rate approximating 16%. The interest rate range and weighted average rate was obtained from the Market Rate – Life Insurance Settlement Association Statistics (weighted 50%), Build-up Method (weighted 25%) and Historical Cost Method (weighted 25%). As explained in Note 1, our current projections for the future cash flows are based off of various assumptions that are subject to uncertainties and contingencies, which are difficult to predict and are subject to future events that may impact our estimates and interest income. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows are evaluated for changes. If the determination is made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield is calculated prospectively based on the current amortized cost of the investment, including accrued accretion.

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2019 and 2018.

The Company’s recorded values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the Notes Payable, Related Parties and Convertible Debenture approximates the fair values as the interest rate approximates market interest rates.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

(3) NEW ACCOUNTING PRONOUNCEMENTS

Adopted During the Year Ended March 31, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

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

(4) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists principally of currency on hand and demand deposits at commercial banks. The Company had $579 and $936,902 in cash and cash equivalents as of March 31, 2019, and 2018, respectively. The Company maintains non-interest bearing accounts at one financial institution. The accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.

(5) STOCKHOLDERS’ EQUITY

Common Stock

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

On December 6, 2018, the Company awarded three of its directors 300,000 shares each of the Company’s stock, in lieu of director compensation. 25% of the shares vested immediately on the date of the agreement, and the remainder of the shares vested equally over the months January 2019 through March 2019. The transaction resulted in a compensation expense of $20,070, which was recognized on a pro rata basis, following the vesting schedule. As of March 31, 2019, all of the compensation expensed was recognized.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

Stock Options

During the year ended March 31, 2019, options to exercise 2,106,875 shares expired and at March 31, 2019, no stock options were outstanding.

(6) NOTES PAYABLE, RELATED PARTY

As of March 31, 2019 and March 31, 2018, the Company owes $1,672,008 and $829,508 respectively, excluding accrued interest, to related parties.

As of March 31, 2019, the Company owes $450,000 (March 31, 2018 - $0) under the unsecured promissory note from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. This promissory note bears interest at a rate of 8% annually and is due August 31, 2020 (see Note 11 for detail on the due date extensions). During the year ended March 31, 2019 the Company borrowed $450,000 of principal under this agreement and made no repayments. As of March 31, 2019, accrued interest on this note totaled $17,035.

As of March 31, 2019, the Company owes $392,500 (March 31, 2018 - $0), exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The agreement allows for borrowings of up to $4,600,000. On February 8, 2019, the note and the line of credit was extended from August 31, 2019 to November 30, 2020, and subsequent to March 31, 2019, was extended again to August 31, 2021 (see Note 11 for detail on the due date extension). The note payable incurs interest at 7.5% per annum. During the year ended March 31, 2019 the Company borrowed $392,500 of principal under this agreement and made no repayments. As of March 31, 2019, accrued interest on this agreement totaled $16,596. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time

As of March 31, 2019, the Company owes $829,508 (March 31, 2018 - $829,508), exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. On December 19, 2019, the note and the line of credit was extended from November 30, 2020 to August 31, 2021 (see Note 11 for detail on the due date extensions). The note payable incurs interest at 7.5% per annum. During the year ended March 31, 2019 the Company neither borrowed nor repaid any principal under this agreement. As of March 31, 2019, accrued interest on this agreement totaled $80,350. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time

The interest associated with the Notes Payable, Related Party of $113,981 and $20,427 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2019 and March 31, 2018, respectively. There are no covenants associated with any of these three agreements.

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2019. Subsequent to March 31, 2019, the Company agreed to amend the 8% Convertible Debenture Agreement and extended the due date and conversion rights to December 1, 2020 (see Note 11 for detail on the due date extension). As of March 31, 2019 and 2018, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 at March 31, 2019 ($124,225 at March 31, 2018) is recorded on the balance sheet as an Accrued Expense obligation.

(8) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of March 31, 2019, the Company had $579 of cash assets, compared to $936,902 as of March 31, 2018. As of March 31, 2019, the Company had access to draw an additional $5,507,992 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the year ended March 31, 2019, the Company’s average monthly operating expenses were approximately $92,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. The Company anticipates the average monthly expenses of $92,000 to decrease by approximately $32,000 over the next 12 months, resulting in ongoing, average monthly expenses of approximately $60,000. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $849,806 and $470,775 were incurred during the years ended March 31, 2019, and 2018, respectively. As management continues to explore additional financing alternatives, beginning April 1, 2019 the Company is expected to spend an additional $150,000 to $450,000. Outstanding Accounts Payable as of March 31, 2019 totaled $306,871. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through December 2020. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

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

(9) COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

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

As mentioned in Note 5, effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000. The total liability related to the repurchase of these shares is $400,000, with repayment contingent on a major financing event.

(10) INCOME TAXES

The Company provides for income taxes under ASC 740, Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The provision for income taxes for the years ended March 31, 2019 and 2018 consists of the following:

	2019	2018
Current Taxes
Federal	$-	$-
State	-	-
Deferred Taxes
Federal	-	(691,824)
Benefits of operating loss carryforwards
State	-	(67,148)
Total Provision	$-	$(758,972)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 34% to pretax income from continuing operations for the years ended March 31, 2019 and 2018 due to the following:

	2019	2018

Income tax benefit at U. S. federal statutory rates:	$(431,785)	$(9,242,430)
State tax, net of federal benefit	(80,405)	(897,060)
Permanent and other differences	11	513
Net operating losses	-	-
Change in valuation allowance	512,179	6,264,360
Change in statutory rate		3,115,645
Other
	$-	$(758,972)

The tax effects of significant items comprising the Company’s net deferred taxes as of March 31, 2019 and 2018 were as follows:

	2019	2018
Deferred Tax assets:
Net operating loss carry forwards	$6,296,831	$5,784,652
Stock and warrant compensation	479,708	479,708
Valuation allowance	(6,776,539)	(6,264,360)
Net deferred tax asset	-	-
Deferred tax liability:
Investment in net insurance benefits	-	-
Net deferred tax liability	$-	$-

The Company assesses the need for a valuation allowance against its deferred income tax assets at March 31, 2019. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. During the year ended March 31, 2018, the underlying policies related to the Company’s NIBs were subject to foreclosure (see Note 1). As a result, the Company has placed a 100% valuation allowance on the deferred tax assets. The deferred tax assets primarily relate to net operating loss carryforwards and the deferred tax liabilities primarily related to revenue recognized for financial reporting purposes, but not for tax reporting purposes.

As of March 31, 2019, the Company has U.S. federal net operating loss carryforwards of $25,277,816. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2021. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

(11) SUBSEQUENT EVENTS

Subsequent to year end, the following events transpired:

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

On December 19, 2019, the Company agreed to amend the agreement to extend the due date on the note payable and line of credit agreement with Radiant Life, LLC from November 30, 2020 to August 31, 2021 or at the immediate time when alternative financing or other proceeds are received.

On January 8, 2020, the Company agreed to amend the agreement to extend the due date on the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The due date was extended from November 30, 2020 to August 31, 2021 or at the immediate time when alternative financing or other proceeds are received. In addition, the Company agreed to provide the Chairman with warrants for 500,000 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement.

Subsequent to March 31, 2019, the Company has borrowed an additional $533,500 on the three Notes Payable, Related Party lines of credit agreements. As of January 15, 2020, the outstanding principal balances of all Notes Payable, Related Party totaled $2,220,508 and the outstanding principal balance of the Convertible Debenture is zero.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, because the Company is not current with its filings with the SEC, our disclosure controls and procedures were not effective as of March 31, 2019, the end of the period covered by this Annual Report on Form 10-K.

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

Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2019, our internal control over financial reporting was not effective.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, we determined that there were control deficiencies that constituted material weaknesses. Specifically:

●	the Company was unable to maintain adequate segregation of duties in some areas of finance and

●	the Company did not maintain sufficient monitoring review controls with respect to accounting for complex transactions.

Add material weaknesses that remained. Based on our limited review (not doing an ICFR audit), something like the following would work:

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses:

The Company did not have an effective control environment with the structure necessary for effective internal controls over financial reporting. Specifically, 1) the Company did not maintain adequate segregation of duties in some areas of Finance; 2) the Company did not maintain sufficient monitoring review controls with respect to accounting for complex transactions.

Management believes that the material weaknesses set forth above did not have an effect on our Company’s financial reporting and disclosure.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

As of March 31, 2018, and during the first, second and third quarters of the year ended March 31, 2019, we concluded the design and operations of our controls contained material weaknesses. As of March 31, 2019, our material weaknesses were remedied. Other than described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2018, we concluded the design and operations of our controls contained material weaknesses. As of March 31, 2019, we concluded that many of the material weaknesses that existed as of March 31, 2018 had been remedied. The following controls were implemented during the year ended March 31, 2019 to specifically address the material weaknesses in the control environment and risk assessment, information and communication, and control and monitoring activities:

Monthly Management Meetings - Management meets regularly, at least monthly, to discuss and review the financial position and operations of the Company. Management reviews the accounting conclusions, the documentation of any conclusions, any disclosures, and related accounting schedules required for reporting. They discuss any new agreements and other possible accruals that might affect the balance sheet. They also discuss any risks associated with the changes in the company’s investment model and the impact any changes might have on internal control.

Quarterly Management Meetings - In addition to the regular management meetings, when investments in NIBs are held by the Company, management contracts with competent external consultants and internal legal counsel (Lisa Fuller) in order to assist with the financial reporting and risk assessment of any investments in NIBs. Management meets with the consultants and internal legal counsel on a regular basis, at least quarterly, in order to achieve the following objectives:

●	discuss and document any changes to the investments that may impact the financial conclusions and reporting, including (but not limited to) any changes in life expectancies, changes in agreements with any lending facilities or any potential impairment on the policies underlying the NIBs

●	discuss and document any risks associated with the changes to the Company’s investment model (including, but not limited to the items outlined in the above objective

●	discuss and document ways to mitigate the risks described in the above objective, including any changes to internal control, and to identify required disclosures associated with those risks,

●	review and discuss the work of the consultants,

●	discuss any current disputes over the net insurance benefits, and any changes to accounting conclusions associated with disputes.

As the final monitoring activity, the in-house lead attorney and chairman of the board of directors read all significant Exchange Act filings prior to issuance for the purposes of highlighting inconsistencies in filings with existing legal agreements and current business strategy.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stephen Quesenberry is 57 years old. He has practiced law since 1989 in Washington and Utah, including complex business litigation and SEC matters. Mr Quesenberry was one of the (many) attorneys representing Exxon Shipping in the Exxon Valdez litigation in Alaska in the early 1990s. Mr. Quesenberry has also been a principal in various property development projects in Washington and elsewhere. Mr. Quesenberry graduated from Brigham Young University in 1986 with a degree in English and was a pitcher for the BYU Cougars varsity baseball team from 1983-1986. He attended law school at the University of Kansas from 1986-1989, where he was an editor of the Kansas Law Review and a member of the Order of the Coif. He also speaks fluent German.

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

Number of Meetings

The Board held a total of one (1) meeting during the fiscal year ended March 31, 2019. Each incumbent director attended all of the Board meetings. Although we do not have a formal policy regarding attendance by directors at our annual meeting, we encourage directors to attend.

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

ITEM 11: EXECUTIVE COMPENSATION

Director Compensation

The following table provides information regarding compensation of non-employee directors who served during the fiscal year 2019.

Director Compensation for the Fiscal Year 2019

Name	Fees Earned or Paid in Cash ($)	Stock Grants ($)(2)	Total ($)
Kraig T. Higginson(1)	-	-	-
Glenn S. Dickman	-	6,900	6,900
Stephen E. Quesenberry	-	6,900	6,900

(1)	As of March 31, 2019, Mr. Higginson has no option awards outstanding and has not been granted options.

(2)	On December 6, 2018, the Company awarded three of its directors 300,000 shares each of the Company’s stock, in lieu of director compensation. 25% of the shares vested immediately on the date of the agreement, and the remainder of the shares vested equally over the months January 2019 through March 2019. The transaction resulted in a compensation expense of $20,070, which was recognized on a pro rata basis, following the vesting schedule. As of March 31, 2019, all of the compensation expensed was recognized.

Director Stock Grants

Name	Date of Grant	Shares	$ Value
Randall F. Pearson	12/6/18	300,000	$6,900
Glenn S. Dickman	12/6/18	300,000	$6,900
Stephen E. Quesenberry	12/6/18	300,000	$6,900

Total Shares Held by Directors

Name	Total Shares Held at March 31, 2019
Randall F. Pearson	591,432
Glenn S. Dickman	2,167,881
Stephen E. Quesenberry	370,206

Executive Compensation Objectives and Principles

The overall objective of our executive compensation program is to help create long-term value for our stockholders by attracting and retaining talented executives, rewarding superior operating and financial performance, and aligning the long-term interests of our executives with those of our stockholders. Accordingly, our executive compensation program incorporates the following principles:

●	Compensation should be based upon individual job responsibility, demonstrated leadership ability, management experience, individual performance, and Company performance.

●	Compensation should reflect the fair market value of the services received. We believe that a fair and competitive pay package is essential to attract and retain talented executives in key positions.

●	Compensation should reward executives for long-term strategic management and enhancement of stockholder value.

●	Compensation should reward performance and promote a performance-oriented environment.

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

Base Salary. The Board approved the salaries of all our executive officers for Fiscal Year 2019. Base salaries are offered to ensure that our executive officers receive an ongoing level of compensation. Salary decisions concerning these officers were based upon a variety of considerations consistent with the compensation philosophy stated above. First, salaries were competitively set relative to both other companies in our industry and other comparable companies. The Board considered each officer’s level of responsibility and individual performance, including an assessment of the person’s overall value to the Company. In addition, internal equity among employees was factored into the decision. Finally, the Board considered our financial performance and our ability to absorb any increases in salaries.

Annual Incentive Bonuses. Annual incentive bonuses are designed to reward extraordinary performance by our executives. For Fiscal Year 2019, the Board did not precisely define the parameters of a bonus program for the Named Executive Officers, and no bonuses were awarded to the Named Executive Officers.

Stock-Based Compensation. Each Named Executive Officer is eligible to receive stock-based compensation. Stock-based compensation is designed to more closely align the interests of management with those of our stockholders. We do not have any securities authorized for issuance under an equity compensation plan, or any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation. On December 6, 2018, the Company awarded three of its directors 300,000 shares each of the Company’s stock, in lieu of director compensation. 25% of the shares vested immediately on the date of the agreement, and the remainder of the shares vested equally over the months January 2019 through March 2019. The transaction resulted in a compensation expense of $20,070, which was recognized on a pro rata basis, following the vesting schedule. As of March 31, 2019, all of the compensation expensed was recognized.

Other Benefits. Our Named Executive Officers receive the same benefits that are available to all other full time employees, including the payment of health, dental, life and disability insurance premiums.

Deductibility of Executive Compensation

Internal Revenue Service (“IRS”) Code Section 162(m) limits the amount that we may deduct annually for compensation paid to our principal executive officer, principal financial officer, and to each of our three most highly compensated officers to $1.0 million per person. According to the Tax Cuts and Jobs Act of 2017, exemptions to this deductibility limit for various forms of performance-based compensation have been repealed for compensation payable under a written binding contract put into effect after November 2, 2017. Written binding contracts regarding officer compensation are subject to a transition rule that states that contracts in effect prior to November 2, 2017 may continue to qualify for performance-based exemptions so long as the contract has not been materially modified after that date. In the past, annual salary and bonus compensation to our executive officers has not exceeded $1.0 million per person, so the compensation has been deductible. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1.0 million. Under the aforementioned transition rule, option spread compensation from options that meet certain requirements will not be subject to the $1.0 million cap on deductibility. The Board cannot predict how the deductibility limit may impact our compensation program in future years. The Board intends to pay competitive compensation consistent with our philosophy to attract, retain and motivate executive officers to manage our business in the best interests of the Company and our shareholders. The Board, therefore, may choose to provide non-deductible compensation to our executive officers if it deems such compensation to be in the best interests of the Company and our shareholders.

Summary Compensation Table

The following information presents the compensation paid to our executive officers in Fiscal Year 2019 and 2018. We refer to these executive officers as the Named Executive Officers.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Randall F. Pearson	2019		120,000	—	—	—	—	—	120,000
President, Principal Executive Officer and Principal Financial Officer	2018		120,000	—	—	—	—	—	120,000

Matthew G. Pearson	2019		—	—	—	—	—	—	—
Chief Operating Officer*	2018	*	157,500	—	—	—	—	—	157,500

* Effective January 1, 2018, Matthew Pearson resigned his position as the Company’s Chief Operations Officer to pursue other opportunities. As of the date of this filing, no replacement has been designated to fill his position.

Outstanding Equity Awards at Fiscal Year End

The following table presents for each named executive officer, information regarding outstanding stock options and stock awards held as of March 31, 2019.

	Option Awards			Stock Awards
Named Executive Officer	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date	Numbers of shares or units of stock granted(1)	Market value of shares or units of stock ($)
Randall F. Pearson	—	—	—	N/A	300,000	$6,900

(1)	On December 6, 2018, Mr. Pearson was awarded 300,000 shares of the Company’s stock, in lieu of director compensation. 25% of the shares vested immediately on the date of the agreement, and the remainder of the shares vested equally over the months January 2019 through March 2019.

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

Percentage ownership in the table below is based on 37,828,441 shares of common stock outstanding as of January 15, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of January 15, 2020 March 31, 2019 are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Sundance Strategies, Inc., Attention: Randall F. Pearson, 4626 North 300 West, Suite No. 365, Provo, Utah 84604.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Glenn S. Dickman	2,167,881	5.7%
Kraig T. Higginson (1)	1,865,000	4.9%
Randall F. Pearson	591,431	1.6%
Stephen E. Quesenberry	370,206	1.0%
Matthew G. Pearson (2)	-	-

All executive officers and directors as a group (4 persons)	4,994,518	13.2%

5% Stockholders Not Listed Above
ZOE, LLC (3)	10,100,000	26.7%
Ty Mattingly (4)	3,500,000	9.3%
Smartrade Consulting, Inc. (5)	4,000,000	10.6%
Radiant Life, LLC (3)	3,952,000	10.5%

(1)	Mr. Higginson’s ownership includes 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; 425,000 shares owned by Peoples Philanthropic, and 370,000 shares owned by Ecosystems Resources LLC.

(2)	Mr. Matthew Pearson resigned his position as the Company’s Chief Operations Officer to pursue other opportunities. As of the date of this filing, no replacement has been designated to fill his position. Mr. Pearson had unexercised options that have expired, and therefore does not own any shares in the Company.

(3)	ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 37.5%. On December 6, 2018, the Company agreed to repurchase 6,000,000 shares from ZOE, LLC (see note 5 for more detail). The address of ZOE, LLC is 4626 N. 300 W., Provo, Utah 84604. The address of Radiant Life, LLC is 4626 N. 300 W., Provo, Utah 84604.

(4)	Mr. Mattingly’s ownership includes 3,500,000 shares owned in the name of Primary Colors, LLC. On December 6, 2018, the Company agreed to repurchase 1,500,000 shares from North Shore Foundation, LLP, an entity beneficially owned by Mr. Mattingly (see note 5 for more detail). Mr. Mattingly is the beneficial owner of Primary Colors, LLC.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2019, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	$-	-

Total	-	$-	-

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

As of March 31, 2019 and March 31, 2018, the Company owes $1,672,008 and $829,508 respectively, excluding accrued interest, to related parties (as described below).

As of March 31, 2019, the Company owes $450,000 (March 31, 2018 - $0) under the unsecured promissory note from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. This promissory note bears interest at a rate of 8% annually and is due August 31, 2020 (see Note 11 for detail on the due date extensions). During the year ended March 31, 2019 the Company borrowed $450,000 of principal under this agreement and made no repayments. As of March 31, 2019, accrued interest on this note totaled $17,035.  In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time

As of March 31, 2019, the Company owes $392,500 (March 31, 2018 - $0), exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The agreement allows for borrowings of up to $4,600,000. On February 8, 2019, the note and the line of credit was extended from August 31, 2019 to November 30, 2020, and subsequent to March 31, 2019, was extended again to August 31, 2021 (see Note 11 for detail on the due date extension). The note payable incurs interest at 7.5% per annum. During the year ended March 31, 2019 the Company borrowed $392,500 of principal under this agreement and made no repayments. As of March 31, 2019, accrued interest on this agreement totaled $16,596. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time

As of March 31, 2019, the Company owes $829,508 (March 31, 2018 - $829,508), exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. On December 19, 2019, the note and the line of credit was extended from November 30, 2020 to August 31, 2021 (see Note 11 for detail on the due date extensions). The note payable incurs interest at 7.5% per annum. During the year ended March 31, 2019 the Company neither borrowed nor repaid any principal under this agreement. As of March 31, 2019, accrued interest on this agreement totaled $80,350. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time

The interest associated with the Notes Payable, Related Party of $113,981 and $20,427 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2019 and March 31, 2018, respectively. There are no covenants associated with any of these three agreements.

As of March 31, 2019 and March 31, 2018, the Company had borrowed $1,672,008 and $829,508 respectively, excluding accrued interest, from related parties.

As of March 31, 2019, the Company had borrowed $450,000 under the unsecured promissory note from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. This promissory note bears interest at a rate of 8% annually and is due August 31, 2020 (see Note 11 in the footnotes to the consolidated financial statements for detail on the due date extensions). During the year ended March 31, 2019, the Company borrowed an additional $325,000 of principal under this agreement and made no repayments. As of March 31, 2019, accrued interest on this note totaled $17,035. In conjunction with the most recent extension, the Company agreed to provide Mr. Dickman warrants for 450,000 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement.

As of March 31, 2019, the Company had borrowed $392,500, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The agreement allows for borrowings of up to $4,600,000. On February 8, 2019, the note and the line of credit was extended from August 31, 2019 to November 30, 2020. The note payable incurs interest at 7.5% per annum. During the year ended March 31, 2019 the Company borrowed $392,500 of principal under this agreement and made no repayments. As of March 31, 2019, accrued interest on this agreement totaled $16,596.

As of March 31, 2019, the Company had borrowed $829,508, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. On December 19, 2019, the note and the line of credit was extended from November 30, 2020 to August 31, 2021. The note payable incurs interest at 7.5% per annum. During the year ended March 31, 2019 the Company neither borrowed nor repaid any principal under this agreement. As of March 31, 2019, accrued interest on this agreement totaled $80,350.

The interest associated with the Notes Payable, Related Party of $113,981 and $82,035 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2019 and March 31, 2018, respectively. There are no financial related covenants associated with any of these three agreements.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2019, and 2018:

	2019	2018
Fee Category	Saddler Gibb	Saddler Gibb
Audit Fees	$89,250	$45,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$89,250	$45,000

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

(3)	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
4.10	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.3	NIBs Asset Transfer Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
10.4	Form of Senior Loan Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.5	Form of MRI Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10..6	Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 20, 2013, file no. 000-50547)
10.7	Del Mar Financial, S.a.r..l. Asset Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2013, file no. 000-50547)
10.8	Amendment No. 1 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.9	Collateral Release Agreement from PCH to the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.10	Amendment No. 2 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.11	Brown Exclusivity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.12	Amended and Restated Secured Promissory Note of ANEW LIFE, INC. to DMF (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.13	Assignment Agreement of Amended and Restated Secured Promissory Note from the Company to DMF (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.14	Amended and Restated Assignment Agreement from DMF to Hyperion (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)

10.15	Assignment of Buyback Rights of Amended and Restated Secured Promissory Note by DMF to the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.16	Amendment No. 3 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-KA-4 filed July 10, 2014, file no. 000-50547)
10.17	Form of Extension Agreement to Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2014, file no. 000-50547)
10.18	HFII Letter of Intent (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed December 8, 2014, file no. 000-50547)
10.19	HFII Asset Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed June 15, 2015, file no. 000-50547)
10.20	Amendment No. 1 to HFII Asset Transfer Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed June 15, 2015, file no. 000-50547)
10.21	Debenture Agreement Dated June 2, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.23	Line-of-Credit Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.26	Strict Foreclosure and Forbearance Agreement dated May 25, 2018 between the Company, Wells Fargo Bank, N.A. and the other parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 11, 2018, file no. 000-50547)
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
16.1	Letter of BDO USA, LLP dated January 22, 2018 (incorporated by reference to the company’s current report on Form 8-K filed January 22, 2018.)
16.2	Letter of BDO USA, LLP dated April 18, 2018 (incorporated by reference to the company’s current report on Form 8-K filed April 18, 2018.)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**

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

SUNDANCE STRATEGIES, INC.

Date: January 15, 2020	By:	/s/ Randall F. Pearson
Randall F. Pearson
President, Principal Executive Officer and Principal Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Kraig T. Higginson	Chairman of the Board of Directors	January 15, 2020
Kraig T. Higginson

/s/ Randall F. Pearson	President (Principal Executive Officer),	January 15, 2020
Randall F. Pearson	Director and Principal Financial Officer

/s/ Glenn S. Dickman	Director	January 15, 2020
Glenn S. Dickman

/s/ Stephen E. Quesenberry	Director	January 15, 2020
Stephen E. Quesenberry

