Form 10-Q
period 2019-06-30
Sundance Strategies, Inc.
filed 2020-02-19
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of February 19, 2020, the registrant had 37,828,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$241,614	$579
Prepaid expenses and other assets	8,133	5,108

Total Current Assets	$249,747	$5,687

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$430,866	$306,871
Stock repurchase payable	400,000	400,000
Total Current Liabilities	830,866	706,871

Long-Term Liabilities
Notes payable, related parties	2,127,008	1,672,008
Accrued expenses	275,077	240,163

Total Long-Term Liabilities	2,402,085	1,912,171

Total Liabilities	3,232,951	2,619,042

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 37,828,441 shares issued and outstanding	37,829	37,829
Additional paid in capital	24,191,224	24,191,224
Accumulated deficit	(27,212,257)	(26,842,408)

Total Stockholders’ Deficit	(2,983,204)	(2,613,355)

Total Liabilities and Stockholders’ Deficit	$249,747	$5,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018

Interest Income on Investment in Net Insurance Benefits	$-	$-

General and Administrative Expenses	282,978	352,550

Loss from Operations	(282,978)	(352,550)

Other Expense
Interest expense	(36,871)	(15,931)
Financing expense	(50,000)	(521,607)

Total Other Income (Expense)	(86,871)	(537,538)

Loss Before Income Taxes	(369,849)	(890,088)
Income Tax Provision (Benefit)	-	-

Net Loss	$(369,849)	$(890,088)

Basic and Diluted:
Basic and diluted loss per share	$(0.01)	$(0.02)

Basic and diluted weighted average number of shares outstanding	37,828,441	44,128,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended June 30, 2019 and 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2019	37,828,441	$37,829	$24,191,224	$(26,842,408)	$(2,613,355)

Net loss	-	-	-	(369,849)	(369,849)

Balance, June 30, 2019	37,828,441	$37,829	$24,191,224	$(27,212,257)	$(2,983,204)

Balance, March 31, 2018	44,128,441	$44,129	$24,547,014	$(24,786,290)	$(195,147)

Net loss	-	-	-	(890,088)	(890,088)

Balance, June 30, 2018	44,128,441	$44,129	$24,547,014	$(25,676,378)	$(1,085,235)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018

Operating Activities

Net Loss	$(369,849)	$(890,088)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
Prepaid expenses and other assets	(3,025)	(2,582)
Accounts payable	123,995	(15,304)
Accrued expenses	34,914	15,930

Net Cash used in Operating Activities	(213,965)	(892,044)

Financing Activities

Proceeds from issuance of notes payable, related party	455,000	-

Net Cash provided by Financing Activities	455,000	-

Net Change in Cash and Cash Equivalents	241,035	(892,044)
Cash and Cash Equivalents at Beginning of Period	579	936,902

Cash and Cash Equivalents at End of Period	$241,614	$44,858

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which was filed with the SEC on January 16, 2020. The results from operations for the three-month period ended June 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2020.

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

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed below.

Accounting Treatment When the Company Holds NIBs

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

June 30, 2019

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

As of June 30, 2019 and 2018, -0- and 400,000 options were outstanding, respectively. These common stock equivalents were excluded from net loss per share because their effect would be anti-dilutive.

New Accounting Pronouncements

Adopted During the Three Months Ended June 30, 2019

In February 2016, the FASB issued ASU 2016-02 related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet, while expense recognition on the income statement remains similar to current lease accounting guidance. The guidance also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The pronouncement is effective for the Company’s fiscal year beginning April 1, 2019, and for interim periods within that fiscal year. The adoption of this standard did not have an impact on the consolidated financial statements because leases are month-to-month and not material to the Company’s financial statements.

Not Yet Adopted

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

(2) LIQUIDITY REQUIREMENTS

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. Due to the fact that the Company is in the process of seeking NIB investments to acquire as mentioned above, the Company has no current source of operating revenues. In order to purchase NIBs, the Company will need to raise additional capital or secure alternative sources of debt financing.

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of June 30, 2019, the Company had $241,614 of cash assets, compared to $579 as of March 31, 2019. As of June 30, 2019, the Company had access to draw an additional $5,137,992 on the notes payable, related party (see Note 5) and $3,000,000 on the Convertible Debenture Agreement (See Note 6). For the three months ended June 30, 2019, the Company’s average monthly operating expenses were approximately $94,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, a financing expense of $50,000 was incurred during the three months ended June 30, 2019. As management continues to explore additional financing alternatives, the Company is expected to spend an additional $100,000 to $400,000 over the next 12 months related to these efforts. Outstanding Accounts Payable as of June 30, 2019 totaled $430,866, and other accrued liabilities totaled $675,077. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

(3) FAIR VALUE MEASUREMENTS

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

Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced both the fair value and the carrying value of the NIBs at March 31, 2019 to zero.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the three months ended June 30, 2019.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximate the fair values as the interest rate approximates market interest rates.

(4) STOCKHOLDERS’ EQUITY

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

(5) NOTES PAYABLE, RELATED PARTY

As of June 30, 2019, and March 31, 2019, the Company had borrowed $2,127,008 and $1,672,008 respectively, excluding accrued interest, from related parties.

As of June 30, 2019, and March 31, 2019, the Company owed $535,000 and $450,000, respectively, under the unsecured promissory note from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. This promissory note bears interest at a rate of 8% annually and is due November 30, 2021 (see Note 7 for detail on the due date extensions). During the three months ended June 30, 2019 the Company borrowed $85,000 of principal under this agreement and made no repayments. As of June 30, 2019, accrued interest on this note totaled $27,965. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time.

As of June 30, 2019, and March 31, 2019, the Company owed $762,500 and $392,500, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The agreement allows for borrowings of up to $4,600,000. Subsequent to June 30, 2019 the note and the line of credit was extended from November 30, 2020 to August 31, 2021 (see Note 7 for detail on the due date extension). The note payable incurs interest at 7.5% per annum. During the three months ended June 30, 2019 the Company borrowed $370,000 of principal under this agreement and made no repayments. As of June 30, 2019, accrued interest on this note totaled $25,365. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time.

As of June 30, 2019, and March 31, 2019, the Company owed $829,508, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. Subsequent to June 30, 2019, the note and the line of credit was extended from November 30, 2020 to August 31, 2021 (see Note 7 for detail on the due date extensions). The note payable incurs interest at 7.5% per annum. During the three months ended June 30, 2019 the Company neither borrowed nor repaid any principal under this agreement. As of June 30, 2019, accrued interest on this agreement totaled $97,522. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

The interest associated with the Notes Payable, Related Party of $150,852 and $113,981 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2019 and March 31, 2019, respectively. There are no covenants associated with any of these three agreements.

(6) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2019. Subsequent to June 30, 2019, the Company agreed to amend the 8% Convertible Debenture Agreement and extended the due date and conversion rights to December 1, 2020 (see Note 7 for detail on the due date extension). As of June 30, 2019 and March 31, 2019, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2019 and March 31, 2019.

(7) SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the following events transpired:

On October 22, 2019, the Company agreed to amend the 8% convertible debenture agreement with Satco International, Ltd., to extend the due date and conversion rights from August 31, 2019 to December 1, 2020.

On November 5, 2019, the Company agreed to amend the agreement to extend the due dates on all existing promissory notes with Glenn S. Dickman from August 31, 2020 to November 30, 2021 or at the immediate time when alternative financing or other proceeds are received. In addition, the Company agreed to provide Mr. Dickman warrants for 450,000 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement.

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

On February 4, 2020, the Company borrowed $230,000 in conjunction with an additional promissory note agreement entered into with Glenn S. Dickman. In addition, the Company agreed to provide Mr. Dickman warrants for 752,000 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement.

Subsequent to June 30, 2019, the Company has borrowed an additional $323,500 (inclusive of the $230,000 borrowed on February 4, 2020, mentioned above) on the Notes Payable, Related Party lines of credit agreements and promissory notes. As of February 19, 2020, the outstanding principal balances of all Notes Payable, Related Party totaled $2,450,508 and the outstanding principal balance of the Convertible Debenture is zero. $1,624,508 of the outstanding principal is currently due on August 31, 2021 and the remaining $826,000 is due on November 30, 2021. In the event the Company completes a successful equity raise, all principal and interest on these notes is due at that time.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the three months ended June 30, 2019 and 2018. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2019.

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

Plan of Operations

Life Settlements is not a market sector without competition and, at present, we are a minor competitor. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations through debt or equity financing. In addition, due to the foreclosure on the NIBs described below, the company has no current source of operating revenues. We may be required to expend funds on premiums, interest and servicing costs to protect our interest in NIBs, though we have no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, we would be required to evaluate our investment in NIBs for possible adverse impairment. During October 2017, the entities completed a refinancing of the loans that had matured. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs at March 31, 2019 to zero.

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

As a result of the foreclosure mentioned above, we lost our position in the residual benefits of the policies and recognized a $22,950,126 impairment on the NIBs and $1,936,311 impairment of related interest receivable during the year ended March 31, 3018. Management concluded that the foreclosure event represented the culmination of conditions that provided indications affecting the realization of the Company’s investment in NIBs assets during the fiscal year ended March 31, 2018. As a result, we recorded the impairment of the NIBs during the fiscal year ended March 31, 2018, and changed the classification of the Investment in NIBs from Held to Maturity to Available for Sale.

On July 11, 2018, the Company issued 800,000 common shares in return for obtaining the remaining 27.8% ownership of certain NIBs. The transaction was recorded at $17,840, the estimated fair value of the common stock issued (which management believes approximated the fair value of the NIBs received on the date of the transaction). The additional NIBs acquired were reflected as an increase to the Investment in NIBs account, and the NIBs were immediately impaired on the date of the transaction, bringing the total impairment recognized on the NIBs to $22,967,966 plus $1,936,311 of impairment on accrued interest receivable. At June 30, 2019, the value the fully impaired Investment in NIBs was $0.

Results of Operations

Interest Income

Due to the foreclosure agreement mentioned above, no interest income was recorded for the three months ended June 30, 2019 or 2017.

General & Administrative Expenses

General and administrative expenses totaled $282,978 and $352,550 during the three months ended June 30, 2019, and 2018, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. The decrease in general and administrative expenses is primarily due to a decrease in professional fees, and is a result of fewer complexities in our operations.

Other Income and Expenses

For the three months ended June 30, 2019 and 2018, other expenses related to pursuing potential financing alternatives were $50,000 and $521,607, respectively.

During the three months ended June 30, 2019, and 2018, interest expense accrued in the amount of $36,871 and $15,931, respectively. The increased interest expense was due to higher principal balances during the three months ended June 30, 2019.

Income Taxes

During the three months ended June 30, 2019, the Company recorded a net loss before income taxes of $369,849 and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of June 30, 2019, we had $241,614 of cash, compared to $579 as of March 31, 2019. As of June 30, 2019, the Company had access to draw an additional $5,137,992 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $90,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of June 30, 2019 totaled $430,866, and other accrued liabilities totaled $675,077. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months from the issuance of this report.

Debt

At June 30, 2019, we owed $2,402,085, including accrued interest, for debt obligations. We owed $2,127,008 in principal pursuant to notes payable and lines-of-credits from related parties and had fully paid off the principal owing on the 8% Convertible Debenture. As of June 30, 2019, one note payable and line-of-credit had a principal balance of $829,508 and is due on August 31, 2021, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had no principal balance, and the line of credit is currently extended through August 31, 2021. At June 30, 2019, unsecured promissory notes had principal balances totaling $535,000 and are due November 30, 2021. The convertible debenture agreement, which has no principal balance due as of June 30, 2019 is open through December 1, 2020. As of February 19, 2020, there was $5,105,492 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

Critical Accounting Policies and Estimates

See Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which was filed with the SEC on January 16, 2020.

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

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective as our filings with the SEC are not current.

Changes in Internal Control

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of March 31, 2019, our internal control over financial reporting was not effective because of the material weaknesses described below:

1)	the Company did not maintain adequate segregation of duties in some areas of finance;
2)	the Company did not maintain sufficient monitoring review controls with respect to accounting for complex accounting transactions.

As of June 30, 2019, one of the two material weaknesses identified in our annual reported filed on Form 10K for the year ended March 31, 2019, was remediated. The following controls were implemented relating to material weakness #2 during the quarter ended June 30, 2019: Complex transaction accounting issues faced by the Company where alternative treatments appear to be available in the literature will be presented to a subject matter expert to obtain input on industry trends and preferred solutions.

Management continues to evaluate possible alternatives to remediate material weakness #1.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2019, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended June 30, 2019 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the quarter ended June 30, 2019.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended June 30, 2019.

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

SUNDANCE STRATEGIES, INC.

Date: February 19, 2020	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

