Form 10-Q
period 2019-12-31
Sundance Strategies, Inc.
filed 2020-02-19
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31, 2019	March 31, 2019
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$16,217	$579
Prepaid expenses and other assets	4,181	5,108

Total Current Assets	$20,398	$5,687

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$754,220	$306,871
Stock repurchase payable	400,000	400,000
Total Current Liabilities	1,154,220	706,871

Long-Term Liabilities
Notes payable, related parties	2,220,508	1,672,008
Accrued expenses	365,706	240,163

Total Long-Term Liabilities	2,586,214	1,912,171

Total Liabilities	3,740,434	2,619,042

Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 37,828,441 shares issued and outstanding	37,829	37,829
Additional paid in capital	24,191,224	24,191,224
Accumulated deficit	(27,949,089)	(26,842,408)

Total Stockholders' Deficit	(3,720,036)	(2,613,355)

Total Liabilities and Stockholders' Deficit	$20,398	$5,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Interest Income on Investment in Net Insurance Benefits	$-	$-	$-	$-

General and Administrative Expenses	282,363	291,690	894,196	845,559

Loss from Operations	(282,363)	(291,690)	(894,196)	(845,559)

Other Expense
Impairment of investment in net insurance benefits	-	-	-	(17,840)
Interest expense	(45,044)	(26,527)	(125,485)	(61,608)
Financing expense	(4,500)	(155,000)	(87,000)	(774,806)

Total Other Expense	(49,544)	(181,527)	(212,485)	(854,254)

Loss Before Income Taxes	(331,907)	(473,217)	(1,106,681)	(1,699,813)
Income Tax Provision (Benefit)	-	-	-	-

Net Loss	$(331,907)	$(473,217)	$(1,106,681)	$(1,699,813)

Basic and Diluted:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Basic and diluted weighted average number of shares outstanding	37,828,441	42,943,495	37,828,441	43,963,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Deficit

For the Quarters Ended June 30, September 30, and December 31, 2019 and 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2019	37,828,441	$37,829	$24,191,224	$(26,842,408)	$(2,613,355)

Net loss	-	-	-	(369,849)	(369,849)

Balance, June 30, 2019	37,828,441	$37,829	$24,191,224	$(27,212,257)	$(2,983,204)

Net Loss	-	-	-	(404,925)	(404,925)

Balance, September 30, 2019	37,828,441	$37,829	$24,191,224	$(27,617,182)	$(3,388,129)

Net Loss	-	-	-	(331,907)	(331,907)

Balance, December 31, 2019	37,828,441	$37,829	$24,191,224	$(27,949,089)	$(3,720,036)

Balance, March 31, 2018	44,128,441	$44,129	$24,547,014	$(24,786,290)	$(195,147)

Net loss	-	-	-	(890,089)	(890,089)

Balance, June 30, 2018	44,128,441	44,129	24,547,014	(25,676,379)	(1,085,236)

Issuance of Common Stock in exchange for Net Insurance Benefits	800,000	800	17,040	-	17,840
			.
Net loss	-	-	-	(336,507)	(336,507)

Balance, September 30, 2018	44,928,441	44,929	24,564,054	(26,012,886)	(1,403,903)

Cancellation of repurchased shares	(8,000,000)	(8,000)	(392,000)	-	(400,000)

Issuance of Common Stock in lieu of Director Compensation	900,000	900	4,118	-	5,018

Net loss	-	-	-	(473,217)	(473,217)

Balance, December 31, 2018	37,828,441	$37,829	$24,176,172	$(26,486,103)	$(2,272,102)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2018

Operating Activities

Net Loss	$(1,106,681)	$(1,699,813)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Share based compensation - common stock	-	5,018
Impairment of net insurance benefits	-	17,840
Changes in operating assets and liabilities
Prepaid expenses and other assets	927	(1,130)
Accounts payable	447,349	58,121
Accrued expenses	125,543	61,607

Net Cash used in Operating Activities	(532,862)	(1,558,357)

Financing Activities

Proceeds from issuance of notes payable, related party	548,500	712,500

Net Cash provided by Financing Activities	548,500	712,500

Net Change in Cash and Cash Equivalents	15,638	(845,857)
Cash and Cash Equivalents at Beginning of Period	579	936,902

Cash and Cash Equivalents at End of Period	$16,217	$91,045

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Exchange common stock for Investment in Net Insurance Benefits	$-	$17,840
Repurchase of stock in exchange for Stock Repurchase Payable	$-	$400,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2019

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which was filed with the SEC on January 16, 2020. The results from operations for the nine-month period ended December 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2020.

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

December 31, 2019

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

As of December 31, 2019 and 2018, there were no options were outstanding.

New Accounting Pronouncements

Adopted During the Nine months Ended December 31, 2019

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

December 31, 2019

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

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of December 31, 2019, the Company had $16,217 of cash assets, compared to $579 as of March 31, 2019. As of December 31, 2019, the Company had access to draw an additional $5,105,492 on the notes payable, related party (see Note 5) and $3,000,000 on the Convertible Debenture Agreement (See Note 6). For the nine months ended December 31, 2019, the Company’s average monthly operating expenses were approximately $99,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, a financing expense of $87,000 was incurred during the nine months ended December 31, 2019. As management continues to explore additional financing alternatives, the Company is expected to spend an additional $80,000 to $350,000 over the next 12 months related to these efforts. Outstanding Accounts Payable as of December 31, 2019 totaled $754,220, and other accrued liabilities totaled $765,706. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

December 31, 2019

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the nine months ended December 31, 2019.

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

On November 5, 2019, in conjunction with an agreement to extend the due date of his promissory note (see Note 5) the Company agreed to provide Mr. Dickman warrants for 450,000 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a risk-free rate of 1.66%, volatility of 27.29% and a dividend rate of 0%. As of December 31, 2019, the weighted average remaining life of the warrants is 4.85 years.

(5) NOTES PAYABLE, RELATED PARTY

As of December 31, 2019, and March 31, 2019, the Company had borrowed $2,220,508 and $1,672,008 respectively, excluding accrued interest, from related parties.

As of December 31, 2019, and March 31, 2019, the Company owed $596,000 and $450,000, respectively, under the unsecured promissory note from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. This promissory note bears interest at a rate of 8% annually. On November 5, 2019, the Company agreed to amend the agreement to extend the due date on the promissory note from August 31, 2020 to November 30, 2021 or at the immediate time when alternative financing or other proceeds are received. In addition, the Company agreed to provide Mr. Dickman warrants for 450,000 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement. During the nine months ended December 31, 2019 the Company borrowed $146,000 of principal under this agreement and made no repayments. As of December 31, 2019, accrued interest on this note totaled $51,884. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2019

As of December 31, 2019, and March 31, 2019, the Company owed $795,000 and $392,500, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The agreement allows for borrowings of up to $4,600,000. Subsequent to December 31, 2019 the note and the line of credit was extended from November 30, 2020 to August 31, 2021 (see Note 7 for detail on the due date extension). The note payable incurs interest at 7.5% per annum. During the nine months ended December 31, 2019 the Company borrowed $402,500 of principal under this agreement and made no repayments. As of December 31, 2019, accrued interest on this note totaled $54,344. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time

As of December 31, 2019, and March 31, 2019, the Company owed $829,508, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. On December 19, 2019, the Company agreed to amend the agreement to extend the due date on the note payable and line of credit agreement from November 30, 2020 to August 31, 2021 or at the immediate time when alternative financing or other proceeds are received. The note payable incurs interest at 7.5% per annum. During the nine months ended December 31, 2019 the Company neither borrowed nor repaid any principal under this agreement. As of December 31, 2019, accrued interest on this agreement totaled $133,238. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time.

The interest associated with the Notes Payable, Related Party of $239,466 and $113,981 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2019 and March 31, 2019, respectively. There are no covenants associated with any of these three agreements.

(6) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2019. On October 29, 2019, the Company agreed to amend the 8% Convertible Debenture Agreement and extended the due date and conversion rights to December 1, 2020. As of December 31, 2019 and March 31, 2019, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2019 and March 31, 2019.

(7) SUBSEQUENT EVENTS

Subsequent to December 31, 2019, the following events transpired:

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

Subsequent to December 31, 2019, the Company has borrowed an additional $323,500 (inclusive of the $230,000 borrowed on February 4, 2020, mentioned above) on the Notes Payable, Related Party lines of credit agreements and promissory notes. As of February 19, 2020, the outstanding principal balances of all Notes Payable, Related Party totaled $2,450,508 and the outstanding principal balance of the Convertible Debenture is zero. $1,624,508 of the outstanding principal is currently due on August 31, 2021 and the remaining $826,000 is due on November 30, 2021. In the event the Company completes a successful equity raise, all principal and interest on these notes is due at that time.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the nine months ended December 31, 2019 and 2018. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2019.

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

On July 11, 2018, the Company issued 800,000 common shares in return for obtaining the remaining 27.8% ownership of certain NIBs. The transaction was recorded at $17,840, the estimated fair value of the common stock issued (which management believes approximated the fair value of the NIBs received on the date of the transaction). The additional NIBs acquired were reflected as an increase to the Investment in NIBs account, and the NIBs were immediately impaired on the date of the transaction, bringing the total impairment recognized on the NIBs to $22,967,966 plus $1,936,311 of impairment on accrued interest receivable. At December 31, 2019, the value the fully impaired Investment in NIBs was $0.

Results of Operations

Three-Months Ended December 31, 2019, Compared with Three-Months Ended December 31, 2018

Interest Income

Due to the foreclosure agreement mentioned above, no interest income was recorded for the three months ended December 31, 2019 or 2018.

General & Administrative Expenses

General and administrative expenses totaled $282,363 and $291,690 during the three months ended December 31, 2019, and 2018, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses.

Other Income and Expenses

For the three months ended December 31, 2019 and 2018, other expenses related to pursuing potential financing alternatives were $4,500 and $155,000, respectively.

During the three months ended December 31, 2019, and 2018, interest expense accrued in the amount of $45,044 and $26,257, respectively. The increased interest expense was due to higher principal balances during the three months ended December 31, 2019.

Income Taxes

During the three months ended December 31, 2019, the Company recorded a net loss before income taxes of $331,907 and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Nine-Months Ended December 31, 2019, Compared with Nine-Months Ended December 31, 2018

Interest Income

Due to the foreclosure agreement mentioned in the Plan of Operations above, no interest income was recorded for the nine months ended December 31, 2019 or 2018.

General & Administrative Expenses

General and administrative expenses totaled $894,196 and $845,559 during the nine months ended December 31, 2019, and 2018, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses.

Other Income and Expenses

For the nine months ended December 31, 2019 and 2018, other expenses related to pursuing potential financing alternatives were $87,000 and $774,806, respectively. The decrease was due to a substantial portion of exploration done during the nine months ended December 31, 2018.

During the nine months ended December 31, 2019, and 2018, interest expense accrued in the amount of $125,484 and $61,608, respectively. The increased interest expense was due to higher principal balances during the nine months ended December 31, 2019.

During the nine months ended December 31, 2018, we recognized $17,840 additional NIBs impairment on newly acquired NIBs.

Income Taxes

During the nine months ended December 31, 2019, the Company recorded a net loss before income taxes of $1,106,681 and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of December 31, 2019, we had $16,217 of cash, compared to $579 as of March 31, 2019. As of December 31, 2019, the Company had access to draw an additional $5,105,492 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $99,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of December 31, 2019 totaled $754,220, and other accrued liabilities totaled $765,706. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months from the issuance of this report.

Debt

At December 31, 2019, we owed $2,584,199, including accrued interest, for debt obligations. We owed $2,220,508 in principal pursuant to notes payable and lines-of-credits from related parties and had fully paid off the principal owing on the 8% Convertible Debenture. As of December 31, 2019, one note payable and line-of-credit had a principal balance of $829,508 and is due on August 31, 2021, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $795,000, and the line of credit is currently extended through August 31, 2021. At December 31, 2019, unsecured promissory notes had principal balances totaling $596,000 and are due November 30, 2021. The convertible debenture agreement, which has no principal balance due as of December 31, 2019 is open through December 1, 2020. As of February 19, 2020, there was $5,105,492 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement. We may borrow money in the future to finance our operations, but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

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

As of December 31, 2019, one of the two material weaknesses identified in our annual reported filed on Form 10K for the year ended March 31, 2019, was remediated. The following controls were implemented relating to material weakness #2 during the nine months ended December 31, 2019: Complex transaction accounting issues faced by the Company where alternative treatments appear to be available in the literature will be presented to a subject matter expert to obtain input on industry trends and preferred solutions.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2019, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended December 31, 2019 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2019, in conjunction with an agreement to extend the due date of his promissory note, the Company agreed to provide Mr. Glenn Dickman warrants for 450,000 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The Company relied on Section 4(a)(2) of the Securities Act of 1933 in determining that the warrants were exempt from registration.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended December 31, 2019.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.27	Extension to Glenn S. Dickman Promissory Notes dated November 5, 2019

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, Principal Financial Officer.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Randall F. Pearson, President and Principal Financial Officer.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: February 19, 2020	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

