Form 10-K
period 2020-03-31
Sundance Strategies, Inc.
filed 2020-08-11
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

As of August 10, 2020 the registrant had 37,828,441 shares of common stock, par value $0.001, issued and outstanding. The aggregate market value of common shares held by non-affiliates as of September 30, 2019 (the most recent second quarter) was $21,962,883.

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

We are not responsible for maintaining premiums or other expenses related to maintaining any underlying life settlement or life insurance policies. Ownership of the underlying life settlement or life insurance policies, and the related obligation to maintain such policies, remains with the entity that holds such policies. However, in the event of default of the owner, the Company may choose to expend funds on premiums, interest and servicing costs to protect its interest in NIBs, though the Company has no legal responsibility for these payments.

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

Our NIB Portfolio

During October 2017, the Holders of the life settlements completed a refinancing of the loans that had matured. The agreements were with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and reduced the carrying value of the NIBs at March 31, 2018 to zero. The Company held no NIBs during the fiscal years ended March 31, 2019 or 2020.

Employees

On March 31, 2020, we had two full-time employees: Randall F. Pearson, our President; and Lisa L. Fuller, Esq., our general legal counsel. On March 31, 2020, the Company had two total employees.

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

Risk Factors relating to Our Company

A pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 100 countries, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020.

Federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. For example, we could be subject to proposed legislative and/or regulatory action that seeks to regulate the insurance industry to mitigate the effects of the COVID-19 pandemic. It is also possible that changes in economic conditions and steps taken by federal, state, and local governments in response to COVID-19 could require an increase in taxes at the federal, state, and local levels, which would adversely impact our results of operations.

Though some jurisdictions have begun to ease certain restriction related to the COVID-19 pandemic, recent spikes in the spread of the disease have caused governmental authority to slow the re-opening to reinstate restrictions on businesses. We are still assessing the effect on our business, from the spread of COVID-19 and the actions implemented by the governments across the globe. A significant outbreak of contagious diseases, such as COVID-19, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn. As a result, our ability to raise additional funds, if necessary, may be adversely impacted by risks, or the public perception of the risks, related to the recent outbreak of COVID-19. Furthermore, the third parties we engage, or seek to engage, with respect to OEM manufacturing relationships, and, for supply and development activities, may be adversely impacted by risks, or the public perception of the risks, related to the recent outbreak of COVID-19, which may delay OEM relationships, and, product development opportunities, and increase our costs.

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

The market for our common stock has been limited due to, among other factors, low public float of our common stock, low trading volume and the small number of brokerage firms acting as market makers. There were approximately 14,641,922 shares of our common stock held by non-affiliates as of March 31, 2020. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to.

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

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 37,828,441 shares of our common stock that were outstanding as of March 31, 2020, 225,000 of such shares are subject to leak-out agreements. Pursuant to such agreements, each of these stockholder’s common stock can only be sold in an amount equal to 0.0025% (1/4%) of our outstanding securities (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the four quarterly periods beginning on January 1, 2017; 0.01 (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”). Notwithstanding the foregoing, any stockholder subject to a lock-up/leak-out agreement that owns less than 100,000 shares of common stock that are covered thereby, is allowed to sell such stockholder’s common stock. Our remaining outstanding shares are mostly freely tradable under Rule 144 and certain limitations on the number of shares that can be sold quarterly by “affiliates” of the Company as defined under the Securities Act. Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock. See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Part II, Item 5, below for further information. Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

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

Holders

We had 85 stockholders of record as of August 10, 2020, and an indeterminate number of stockholders who hold shares in “street name.”

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

None.

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

Plan of Operations

At present, we are a minor competitor in the Life Settlements market sector. We will need substantial additional funds to effectively compete in this industry and no assurance can be given that we will be able to adequately fund our current and intended operations through debt or equity financing. In addition, due to the foreclosure on the NIBs described below, the company has no current source of operating revenues. We may be required to expend funds on premiums, interest and servicing costs to protect our interest in NIBs, though we have no legal responsibility nor adequate funds for these payments. In the event that neither party fulfils the financial obligations pertaining to the premiums, interest and servicing costs, we would be required to evaluate our investment in NIBs for possible adverse impairment. During October 2017, the entities completed a refinancing of the loans that had matured. The agreements are with a new senior lending facility who previously provided MRI for the underlying policies. Between May 2018 and July 2018, the Holders entered into agreements that completed a strict foreclosure transaction that transferred the underlying life insurance policies relating to the Company’s NIBs to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and has reduced the carrying value of the NIBs at March 31, 2018 to zero. The Company held no NIBs during the fiscal year ended March 31, 2020.

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

Results of Operations

2020 Compared to 2019

Income Recognition

Due to the foreclosure agreement previously mentioned, no interest income was recorded for the fiscal years ended March 31, 2020 and 2019.

General & Administrative Expenses

General and administrative expenses totaled $828,447 and $1,094,917 during the years ended March 31, 2020, and 2019, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. Reduced operational needs from the year ended March 31, 2019 to March 31, 2020 resulted in decreases in each of the areas previously mentioned.

Other Income and Expenses

For the year ended March 31, 2020, other income and expenses totaled $284,388, consisting of $110,000 of expenses incurred pursuing potential financing alternatives and $174,388 in interest expense.

For the year ended March 31, 2019, other income and expenses totaled $961,201, consisting of $849,806 of expenses incurred pursuing potential financing alternatives, $17,840 additional NIBs impairment on newly acquired NIBs and $93,555 in interest expense.

Income Taxes

During the years ended March 31, 2020 and 2019, the Company recorded a net loss before income taxes of $1,112,834 and $2,056,118, respectively, and had no income tax expense or benefit during either year as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of March 31, 2020, we had $28,784 of cash, compared to $579 as of March 31, 2019. As of March 31, 2020, the Company had access to draw an additional $5,105,492 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $70,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. Outstanding Accounts Payable as of March 31, 2020 totaled $481,716, and other accrued liabilities totaled $424,954. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures and will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through August 2021.

2020 Cash Flows Compared to 2019 Cash Flows

For the year ended March 31, 2020, we recorded net cash used in operating activities of $750,295, compared to $1,778,823 used in operating activities during the year ended March 31, 2019. The decrease in cash used in operating activities was primarily due to the overall reduction of operating expenses and cash used in exploring potential financing options.

For the years ended March 31, 2020 and 2019 no cash was used in or provided by investing activities.

During the year ended March 31, 2020 and 2019 net cash provided by financing activities was $778,500, and $842,500, respectively. Financing activities for both years consisted of borrowing on new related party promissory notes and existing notes payable and lines-of-credits.

Debt

At March 31, 2020, we owed 2,863,102, including accrued interest, for debt obligations. We owed $2,450,508 in principal pursuant to notes payable and lines-of-credits from related parties and had fully paid off the principal owing on the 8% Convertible Debenture. As of March 31, 2020, one note payable and line-of-credit had a principal balance of $829,508 and is due on August 31, 2021, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $795,000, and the line of credit is currently extended through August 31, 2021. A third series of promissory notes had a total principal balance of $826,000 and are due on November 30, 2021. The convertible debenture agreement, which has no principal balance due as of March 31, 2020 is open through November 30, 2021. As of August 10, 2020, there was $4,931,991 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

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

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. Due to the foreclosure on the NIBs mentioned above, the company has no current source of future revenues. In order to meet financial obligations, the Company will need to continue to rely on debt financing from related parties and/or raise additional capital. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through August 2021. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. The Company also continues to evaluate other debt and equity financing opportunities.

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations by maturity date as of March 31, 2020:

		Maturity Date
	Total	Year Ended March 31, 2021	Year Ended March 31, 2022	Thereafter

Debt Obligations	$2,450,508	$-	$2,450,508	$-
Interest payable	412,594	-	412,594	-
Total	$2,863,102	$-	$2,863,102	$-

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

Off Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sundance Strategies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sundance Strategies, Inc. (“the Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

August 10, 2020

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	March 31,
	2020	2019

ASSETS

Current Assets
Cash and cash equivalents	$28,784	$579
Prepaid expenses and other assets	2,205	5,108

Total Current Assets	$30,989	$5,687

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$481,716	$306,871
Stock repurchase payable	400,000	400,000
Total Current Liabilities	881,716	706,871

Long-Term Liabilities
Notes payable, related parties	2,450,508	1,672,008
Accrued expenses	424,954	240,163

Total Long-Term Liabilities	2,875,462	1,912,171

Total Liabilities	3,757,178	2,619,042

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 37,828,441 shares issued and outstanding	37,829	37,829
Additional paid in capital	24,191,224	24,191,224
Accumulated deficit	(27,955,242)	(26,842,408)

Total Stockholders’ Deficit	(3,726,189)	(2,613,355)

Total Liabilities and Stockholders’ Deficit	$30,989	$5,687

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended	Year Ended
	March 31,	March 31,
	2020	2019

Interest Income on Investment in Net Insurance Benefits	$-	$-

General and Administrative Expenses	828,446	1,094,917

Loss from Operations	(828,446)	(1,094,917)

Other Expense
Impairment of investment in net insurance benefits	-	(17,840)
Interest expense	(174,388)	(93,555)
Financing expense	(110,000)	(849,806)

Total Other Expense	(284,388)	(961,201)

Loss Before Income Taxes	(1,112,834)	(2,056,118)
Income Tax Provision (Benefit)	-	-

Net Loss	$(1,112,834)	$(2,056,118)

Basic and Diluted:
Basic and diluted loss per share	$(0.03)	$(0.05)

Basic and diluted weighted average number of shares outstanding	37,828,441	42,455,217

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

For the Years Ended March 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2018	44,128,441	$44,129	$24,547,014	$(24,786,290)	$(195,147)

Issuance of Common Stock in exchange for Net Insurance Benefits	800,000	800	17,040	-	17,840

Cancellation of repurchased shares	(8,000,000)	(8,000)	(392,000)	-	(400,000)

Issuance of Common Stock in lieu of Director Compensation	900,000	900	19,170	-	20,070

Net loss	-	-	-	(2,056,118)	(2,056,118)

Balance, March 31, 2019	37,828,441	$37,829	$24,191,224	$(26,842,408)	$(2,613,355)

Net Loss	-	-	-	(1,112,834)	(1,112,834)

Balance, March 31, 2020	37,828,441	$37,829	$24,191,224	$(27,955,242)	$(3,726,189)

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	March 31,	March 31,
	2020	2019

Operating Activities

Net Loss	$(1,112,834)	$(2,056,118)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Share based compensation - common stock	-	20,070
Impairment of net insurance benefits	-	17,840
Changes in operating assets and liabilities
Prepaid expenses and other assets	2,903	(403)
Accounts payable	174,845	144,277
Accrued expenses	184,791	95,511

Net Cash used in Operating Activities	(750,295)	(1,778,823)

Financing Activities

Proceeds from issuance of notes payable, related party	778,500	842,500

Net Cash provided by Financing Activities	778,500	842,500

Net Change in Cash and Cash Equivalents	28,205	(936,323)
Cash and Cash Equivalents at Beginning of Period	579	936,902

Cash and Cash Equivalents at End of Period	$28,784	$579

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Exchange common stock for Investment in Net Insurance Benefits	$-	$17,840
Repurchase of stock in exchange for Stock Repurchase Payable	$-	$400,000

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

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

When NIBs held by the Company are classified as held-to-maturity the Company accounted for its investment in NIBs at the initial investment value increased for interest income and decreased for cash receipts received by the Company and impairment losses. At the time of transfer or purchase of an investment in NIBs, we estimated the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our initial investment. Based on this effective interest rate, the Company calculated accretable income, which was recorded as interest income on investment in NIBs in the statement of operations. Our projections were based on various assumptions that are subject to uncertainties and contingencies including, but not limited to, the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from these projections. Therefore, subsequent to the purchase and on a regular basis, these future estimated cash flows were evaluated for changes. If the determination was made that the future estimated cash flows should be adjusted to the point of a material change in revenue, a revised effective yield was calculated prospectively based on the current amortized cost of the investment, including accrued accretion. Any positive or adverse change in cash flows would result in a prospective increase or decrease in the effective interest rate used to recognize interest income. Any significant adverse change in the cash flows that may have resulted in the recognition of an “other-than-temporary impairment” (“OTTI”), and would be evaluated by the Company accordingly.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

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

When the Company holds NIBs classified as available-for-sale the investment in NIBs are recorded at fair value.

Prior Operations

Between May 2018 and July 2018, the Owners entered into agreements that completed a strict foreclosure transaction that transferred these policies from the owners to the lenders in full satisfaction of the loan obligation. As a result of the foreclosure, the Company has lost its position in the residual benefits of the policies and recognized a $22,950,126 impairment on the NIBs and $1,936,311 impairment of related interest receivable during the year ended March 31, 3018. Management concluded that the foreclosure event represented the culmination of conditions that provided indications affecting the realization of the Company’s investment in NIBs assets during the fiscal year ended March 31, 2018. As a result, the Company recorded the impairment of the NIBs during the fiscal year ended March 31, 2018, and changed the classification of the Investment in NIBs from held-to-maturity to available-for-sale.

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

At March 31, 2020 and 2019, the Company had fully impaired the Investment in NIBs, and the value of those assets were zero.

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

Basic and Diluted Net Loss Per Common Share, Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the years ended March 31, 2020 and 2019, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of March 31, 2020 include warrants convertible into 1,702,000 shares of common stock. No potentially dilutive securities were outstanding as of March 31, 2019.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

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

Investment in Net Insurance Benefits, The investment in NIBs is a residual economic beneficial interest in a portfolio of life insurance contracts that have been financed by an independent third party via a loan from a lender and insured, on occasion, via a mortality risk insurance product or mortality re-insurance (“MRI”). Future expected cash flow is defined as the net insurance proceeds from death benefits after senior debt repayment, mortality risk repayment, and service provider or other third-party payments. The Company is not responsible for maintaining premiums or other expenses related to maintaining the underlying life insurance contracts. Therefore, the investment in NIBs balance on the Company’s balance sheet does not increase when premiums or other expenses are paid. At March 31, 2020, we have determined our investment in NIBs to have no fair value, as all remaining benefits had been received and the underlying policies have been subject to foreclosure (see Note 1).

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

Variable Interest Entities (“VIEs”), When the Company holds NIBs the owners of the underlying Life Insurance Policies are often considered variable interest entities (VIEs), for which the Company has a variable interest, but is not the primary beneficiary, as it does not have control over the significant activities affecting the economic performance of the owners. The Company’s maximum exposure to loss in the variable interest entities is limited to the investment in NIBs balance, which has a carrying value of zero as of March 31, 2020 and 2019. The Company does not have the power to direct activities of the VIEs. Further, the Company does not have the contractual obligation to absorb losses of the VIE beyond the Company’s initial investment.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2020 and 2019.

The Company’s recorded values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the Notes Payable, Related Parties and Convertible Debenture approximates the fair values as the interest rate approximates market interest rates.

(3) NEW ACCOUNTING PRONOUNCEMENTS

Adopted During the Year Ended March 31, 2020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(4) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of currency on hand and demand deposits at commercial banks. The Company had $28,784 and $579 in cash and cash equivalents as of March 31, 2020, and 2019, respectively. The Company maintains non-interest-bearing accounts at one financial institution. The accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.

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

Warrants to Purchase Common Stock

As explained in Note 6, the related party lenders have received warrants to purchase common stock of the Company if extensions of due dates had been granted or additional monies had been loaned under the agreements.

Effective April 3, 2020, the related party, note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder (see Note 6) was amended to include a formal provision that provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued will be based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Effective April 3, 2020, the number of warrants to be issued upon the loaning of additional monies is 2 warrants for each dollar loaned.

In addition, Mr. Dickman, the holder of the related party, unsecured promissory notes (see Note 6) has informed the Company that, at such time the Company requests either an extension or additional monies from the lender, in addition to interest, the lender will require 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lender will also require 2 warrants for each dollar loaned.

As of March 31, 2020, the Company held outstanding warrants to related parties totaling 1,702,000 (none as of March 31, 2019). All warrants have an exercise price of $0.05 per share, a five-year life as of the date of grant and expire between November 2024 and February 2025. The average remaining outstanding life of the warrants as of March 31, 2020, was 4.75 years. The common stock issued upon exercise of the warrants are not registered with the Securities and Exchange Commission and do not have registration rights.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(6) NOTES PAYABLE, RELATED PARTY

As of March 31, 2020 and 2019, the Company had borrowed $2,450,508 and $1,672,008 respectively, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $288,369 and $113,981 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2020 and March 31, 2019, respectively.

Related Party Promissory Notes

As of March 31, 2020 and 2019, the Company owed $826,000 and $450,000, respectively, under the unsecured promissory notes from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. The promissory notes bear interest at a rate of 8% annually. On November 5, 2019, the Company agreed to amend the agreements to extend the due date on the promissory notes from August 31, 2020 to November 30, 2021 or at the immediate time when alternative financing or other proceeds are received. In addition, the Company agreed to provide Mr. Dickman warrants for 450,000 shares of common stock at an exercise price of $0.05 per share and a five-year life. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a risk-free rate of 1.66%, volatility of 27.29% and a dividend rate of 0%. On February 4, 2020, the Company borrowed an additional $230,000 from Mr. Dickman, and agreed to provide him with an additional 752,000 warrants for shares of common stock at an exercise price of $0.05 per share. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a risk-free rate of 1.66%, volatility of 27.29% and a dividend rate of 0%. During the year ended March 31, 2020, the Company borrowed a total of $376,000 of principal under this agreement and made no repayments. As of March 31, 2020, accrued interest on the notes totaled $67,752. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time.

Related Party Note Payable and Line of Credit Agreements

As of March 31, 2020 and 2019, the Company owed $795,000 and $392,500, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The agreement allows for borrowings of up to $4,600,000. On January 8, 2020, the note payable and the line of credit agreement was extended from November 30, 2020 to August 31, 2021. In addition, the Company agreed to provide the Chairman with warrants for 500,000 shares of common stock at an exercise price of $0.05 per share and a five-year life. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a risk-free rate of 1.66%, volatility of 27.29% and a dividend rate of 0%. The note payable and line of credit agreement incurs interest at 7.5% per annum and are collateralized by the Company’s NIBS, if any. During the year ended March 31, 2020 the Company borrowed $402,500 of principal under this agreement and made no repayments. As of March 31, 2020, accrued interest on totaled $69,209. In the event the Company completes a successful equity raise all principal and interest on this note are due in full at that time.

As of March 31, 2020 and 2019, the Company owed $829,508, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. On December 19, 2019, the Company agreed to amend the agreement to extend the due date on the note payable and line of credit agreement from November 30, 2020 to August 31, 2021, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the year ended March 31, 2020 the Company neither borrowed nor repaid any principal under this agreement. As of March 31, 2020, accrued interest on this agreement totaled $151,408. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000 and is not collateralized. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2019. On October 29, 2019, the Company agreed to amend the 8% Convertible Debenture Agreement and extended the due date and conversion rights to December 1, 2020. Subsequent to March 31, 2020, the Company agreed to further extend the due date and conversion rights to November 30, 2021. As of March 31, 2020 and 2019, the Company owed no principal under the agreement. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2020 and 2019.

(8) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of March 31, 2020, the Company had $28,784 of cash assets, compared to $579 as of March 31, 2019. As of March 31, 2020, the Company had access to draw an additional $5,105,492 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the year ended March 31, 2020, the Company’s average monthly operating expenses were approximately $70,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. The Company anticipates the average monthly expenses of $70,000 to decrease by approximately $10,000 over the next 12 months, resulting in ongoing, average monthly expenses of approximately $60,000. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $110,000 and $849,806 were incurred during the years ended March 31, 2020, and 2019, respectively. As management continues to explore additional financing alternatives, beginning April 1, 2020 the Company is expected to spend up to an additional $400,000 on these efforts. Outstanding Accounts Payable as of March 31, 2020 totaled $481,716. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through June 2020. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

(9) INCOME TAXES

The Company provides for income taxes under ASC 740, Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

The Company recorded no provision for income taxes for the years ended March 31, 2020 and 2019.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 21% to pretax income from continuing operations for the years ended March 31, 2020 and 2019, due to the following:

	2020	2019

Income tax benefit at U. S. federal statutory rates:	$(233,695)	$(431,785)
State tax, net of federal benefit	(43,517)	(80,405)
Permanent and other differences	20	11
Net operating losses	-	-
Change in valuation allowance	277,273	512,179
Change in statutory rate	-	-
Other	(81)	-
	$-	$-

The tax effects of significant items comprising the Company’s net deferred taxes as of March 31, 2020 and 2019 were as follows:

	2020	2019
Deferred Tax assets:
Net operating loss carry forwards	$6,574,104	$6,296,831
Stock and warrant compensation	479,708	479,708
Valuation allowance	(7,053,812)	(6,776,539)
Net deferred tax asset	$-	$-

The Company assesses the need for a valuation allowance against its deferred income tax assets at March 31, 2020. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. During the year ended March 31, 2018, the underlying policies related to the Company’s NIBs were subject to foreclosure (see Note 1). As a result, the Company has placed a 100% valuation allowance on the deferred tax assets. The deferred tax assets primarily relate to net operating loss carryforwards and the deferred tax liabilities primarily related to revenue recognized for financial reporting purposes, but not for tax reporting purposes.

As of March 31, 2020, the Company has U.S. federal net operating loss carryforwards of $26,390,855. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2021. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(10) SUBSEQUENT EVENTS

Subsequent to year end, the following events transpired:

On July 13, 2020, the Company agreed to amend the 8% convertible debenture agreement with Satco International, Ltd., to extend the due date and conversion rights from December 1, 2020 to November 30, 2021.

Subsequent to March 31, 2020, the Company borrowed an additional $173,500 on Notes Payable, Related Party and issued 347,000 warrants.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of March 31, 2020, the end of the period covered by this Annual Report on Form 10-K.

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

Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2020, our internal control over financial reporting was effective.

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

(c) Changes in Internal Control Over Financial Reporting

During the first, second and third quarters of the year ended March 31, 2020, we concluded the design and operation of our controls contained a material weakness related to adequate segregation of duties in some areas of finance. As of March 31, 2020, our material weakness was remedied. The following controls were implemented as of March 31, 2020, to specifically address the material weaknesses that the Company did not maintain adequate segregation of duties in some areas of finance:

●	Due to the low cash balance maintained in the Company’s bank accounts, any significant expenditures require management to request funds from related party lenders, who are also members of the Company’s Board of Directors—thus representing the Board’s acknowledgement and approval.

●	Check preparation is performed by a CPA firm the Company has contracted with to help with the accounting. Management does not enter transactions into the Company’s accounting system. The contracted CPA firm looks at all transactions and bank activity and reports unusual items, if any, to the Company’s Board of Directors.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Subsequent to year end, the following events transpired:

On July 13, 2020, the Company agreed to amend the 8% convertible debenture agreement with Satco International, Ltd., to extend the due date and conversion rights from December 1, 2020 to November 30, 2021.

Subsequent to March 31, 2020, the Company borrowed an additional $173,500 on Notes Payable, Related Party and issued 347,000 warrants.

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

Stephen Quesenberry is 57 years old. He has practiced law since 1989 in Washington and Utah, including complex business litigation and SEC matters. Mr. Quesenberry was one of the (many) attorneys representing Exxon Shipping in the Exxon Valdez litigation in Alaska in the early 1990s. Mr. Quesenberry has also been a principal in various property development projects in Washington and elsewhere. Mr. Quesenberry graduated from Brigham Young University in 1986 with a degree in English and was a pitcher for the BYU Cougars varsity baseball team from 1983-1986. He attended law school at the University of Kansas from 1986-1989, where he was an editor of the Kansas Law Review and a member of the Order of the Coif. He also speaks fluent German.

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

Significant Employee

Lisa L. Fuller, Esq. is 51 years of age and is our general legal counsel. She is licensed in California, Texas and Oklahoma, with 15 years of law firm experience and 10 years of in-house counsel experience in the areas of tax, contracts, corporations and partnerships, estate planning, insurance and exempt organizations. From 2009 to the beginning of April 2013, she was general legal counsel for NorthStar Life Services, LLC, of Irvine, California, the Servicer, of the current portfolio of policies underlying the Company’s NIBs, where she managed a four person legal department; Structured international and domestic companies and transactions, reviewed and negotiated contracts; Managed all company litigation; tax planning (U.S. and internationally, with a focus in Luxembourg, Germany and the Cayman Islands); and oversaw purchase of a European financial institution and assisted with obtaining various approvals from regulators related to business plans and deposits. She also served as general legal counsel for Pacifica Group, LLC, of Irvine, California, a predecessor of NorthStar, from 2006 until 2009, where, in addition to other services similar to those performed for NorthStar, she lobbied for the passage of regulations related to life settlements. She graduated from New York University, New York, NY, with an LL.M. Degree in Taxation, 1993; the University of Oklahoma, Norman, OK, receiving a J.D. Degree, 1992; and Trinity University, San Antonio, TX, receiving a B.A. Degree in Finance, 1988. Lisa is a member of the Bar Associations of Oklahoma and Texas.

Directorships Held in Other Reporting Companies

None of our directors or executive officer is a director of a company that is required to file reports under Sections 15 or 13(d) of the Exchange Act.

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

Number of Meetings

The Board held a total of two (2) meetings during the fiscal year ended March 31, 2020. Each incumbent director attended all of the Board meetings. Although we do not have a formal policy regarding attendance by directors at our annual meeting, we encourage directors to attend.

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

ITEM 11: EXECUTIVE COMPENSATION

Director Compensation

Non-employee directors received no compensation during the fiscal year ended March 31, 2020.

The following table outlines information regarding equity awards held by our named executive officers or directors as of the fiscal year ended March 31, 2020:

Outstanding Equity Awards Held at March 31, 2020

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

Base Salary. The Board approved the salaries of all our executive officers for Fiscal Year 2020. Base salaries are offered to ensure that our executive officers receive an ongoing level of compensation. Salary decisions concerning these officers were based upon a variety of considerations consistent with the compensation philosophy stated above. First, salaries were competitively set relative to both other companies in our industry and other comparable companies. The Board considered each officer’s level of responsibility and individual performance, including an assessment of the person’s overall value to the Company. In addition, internal equity among employees was factored into the decision. Finally, the Board considered our financial performance and our ability to absorb any increases in salaries.

Annual Incentive Bonuses. Annual incentive bonuses are designed to reward extraordinary performance by our executives. For Fiscal Year 2020, the Board did not precisely define the parameters of a bonus program for the Named Executive Officers, and no bonuses were awarded to the Named Executive Officers.

Stock-Based Compensation. Each Named Executive Officer is eligible to receive stock-based compensation. Stock-based compensation is designed to more closely align the interests of management with those of our stockholders. We do not have any securities authorized for issuance under an equity compensation plan, or any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation. On December 6, 2018, the Company awarded three of its directors 300,000 shares each of the Company’s stock, in lieu of director compensation. 25% of the shares vested immediately on the date of the agreement, and the remainder of the shares vested equally over the months January 2019 through March 2019. The transaction resulted in a compensation expense of $20,070, which was recognized on a pro rata basis, following the vesting schedule. As of March 31, 2020, all of the compensation expensed was recognized.

Other Benefits. Our Named Executive Officers receive the same benefits that are available to all other full-time employees, including the payment of health, dental, life and disability insurance premiums.

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

Summary Compensation Table

The following information presents the compensation paid to our executive officers in Fiscal Year 2020 and 2019. We refer to these executive officers as the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Randall F. Pearson	2020	120,000	—	—	—	—	—	120,000
President, Principal Executive Officer and Principal Financial Officer	2019	120,000	—	6,900	—	—	—	126,900

Outstanding Equity Awards at Fiscal Year End

The following table presents for each named executive officer, information regarding outstanding stock options and stock awards held as of March 31, 2020.

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

Percentage ownership in the table below is based on 37,828,441 shares of common stock outstanding as of August 10, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of August 10, 2020 are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Sundance Strategies, Inc., Attention: Randall F. Pearson, 4626 North 300 West, Suite No. 365, Provo, Utah 84604.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Glenn S. Dickman (5)	3,369,881	8.9%
Kraig T. Higginson (1)	2,712,000	7.2%
Randall F. Pearson	591,432	1.6%
Stephen E. Quesenberry	370,206	1.0%

All executive officers and directors as a group (4 persons)	7,043,519	18.7%

5% Stockholders Not Listed Above
ZOE, LLC (2)	10,100,000	25.4%
Ty Mattingly (3)	3,500,000	8.8%
Smartrade Consulting, Inc. (4)	4,000,000	10.0%
Radiant Life, LLC (2)	3,952,000	10.0%

(1)	Mr. Higginson’s ownership includes 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; 425,000 shares owned by Peoples Philanthropic, and 370,000 shares owned by Ecosystems Resources LLC. Also included are 847,000 warrants held by Mr. Higginson.

(2)	ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 35.7%. On December 6, 2018, the Company agreed to repurchase 6,000,000 shares from ZOE, LLC (see note 5 for more detail). The address of ZOE, LLC is 4626 N. 300 W., Provo, Utah 84604. The address of Radiant Life, LLC is 4626 N. 300 W., Provo, Utah 84604.

(3)	Mr. Mattingly’s ownership includes 3,500,000 shares owned in the name of Primary Colors, LLC. On December 6, 2018, the Company agreed to repurchase 1,500,000 shares from North Shore Foundation, LLP, an entity beneficially owned by Mr. Mattingly (see note 5 for more detail). Mr. Mattingly is the beneficial owner of Primary Colors, LLC.

(4)	Smartrade Consulting, Inc. is held by Summit Trustees PLLC for the beneficial owner, Lam Ping of Hong Kong. The address of Smartrade Consulting, Inc. is 22G Tower 4, The Metropolis, 8 Mau Yip Road, Tsung Kwan Q, N.T., Hong Kong.

(5)	Mr. Dickman’s ownership includes 1,202,000 warrants.

Changes in Control

See the heading “Business Development” of Part I, Item 1. To the knowledge of management, there are no arrangements or understandings that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2020, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

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

As of March 31, 2020 and 2019, the Company had borrowed $2,450,508 and $1,672,008 respectively, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $288,369 and $113,981 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2020 and March 31, 2019, respectively.

Warrants to Purchase Common Stock

Effective April 3, 2020, the related party, note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder was amended to include a formal provision that provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued will be based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Effective April 3, 2020, the number of warrants to be issued upon the loaning of additional monies is 2 warrants for each dollar loaned.

In addition, Mr. Dickman, the holder of the related party, unsecured promissory notes (see Note 6) has informed the Company that, at such time the Company requests either an extension or additional monies from the lender, in addition to interest, the lender will require 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lender will also require 2 warrants for each dollar loaned.

As of March 31, 2020, the Company held outstanding warrants to related parties totaling 1,702,000 (none as of March 31, 2019). All warrants have an exercise price of $0.05 per share, a five-year life as of the date of grant and expire between November 2024 and February 2025. The average remaining outstanding life of the warrants as of March 31, 2020, was 4.75 years. The common stock issued upon exercise of the warrants are not registered with the Securities and Exchange Commission and do not have registration rights.

Related Party Promissory Notes

As of March 31, 2020 and 2019, the Company owed $826,000 and $450,000, respectively, under the unsecured promissory notes from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. The promissory notes bear interest at a rate of 8% annually. On November 5, 2019, the Company agreed to amend the agreements to extend the due date on the promissory notes from August 31, 2020 to November 30, 2021 or at the immediate time when alternative financing or other proceeds are received. In addition, the Company agreed to provide Mr. Dickman warrants for 450,000 shares of common stock at an exercise price of $0.05 per share and a five-year life. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a risk-free rate of 1.66%, volatility of 27.29% and a dividend rate of 0%. On February 4, 2020, the Company borrowed an additional $230,000 from Mr. Dickman, and agreed to provide him with an additional 752,000 warrants for shares of common stock at an exercise price of $0.05 per share. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a risk-free rate of 1.66%, volatility of 27.29% and a dividend rate of 0%. During the year ended March 31, 2020, the Company borrowed a total of $376,000 of principal under this agreement and made no repayments. As of March 31, 2020, accrued interest on the notes totaled $67,752. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time.

Related Party Note Payable and Line of Credit Agreements

As of March 31, 2020 and 2019, the Company owed $795,000 and $392,500, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The agreement allows for borrowings of up to $4,600,000. On January 8, 2020, the note payable and the line of credit agreement was extended from November 30, 2020 to August 31, 2021. In addition, the Company agreed to provide the Chairman with warrants for 500,000 shares of common stock at an exercise price of $0.05 per share and a five-year life. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a risk-free rate of 1.66%, volatility of 27.29% and a dividend rate of 0%. The note payable and line of credit agreement incurs interest at 7.5% per annum and are collateralized by the Company’s NIBS, if any. During the year ended March 31, 2020 the Company borrowed $402,500 of principal under this agreement and made no repayments. As of March 31, 2020, accrued interest on totaled $69,209. In the event the Company completes a successful equity raise all principal and interest on this note are due in full at that time.

As of March 31, 2020 and 2019, the Company owed $829,508, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. On December 19, 2019, the Company agreed to amend the agreement to extend the due date on the note payable and line of credit agreement from November 30, 2020 to August 31, 2021, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the year ended March 31, 2020 the Company neither borrowed nor repaid any principal under this agreement. As of March 31, 2020, accrued interest on this agreement totaled $151,408. In the event the Company completes a successful equity raise, all principal and interest on this note are due in full at that time.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2020, and 2019:

	2020	2019
Fee Category	Saddler Gibb	Saddler Gibb
Audit Fees	$46,000	$89,250
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$46,000	$89,250

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

(3)	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
4.10	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.3	NIBs Asset Transfer Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
10.4	Form of Senior Loan Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.5	Form of MRI Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.6	Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 20, 2013, file no. 000-50547)
10.7	Del Mar Financial, S.a.r..l. Asset Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2013, file no. 000-50547)
10.8	Amendment No. 1 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.9	Collateral Release Agreement from PCH to the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.10	Amendment No. 2 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.11	Brown Exclusivity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.12	Amended and Restated Secured Promissory Note of ANEW LIFE, INC. to DMF (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.13	Assignment Agreement of Amended and Restated Secured Promissory Note from the Company to DMF (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)

10.14	Amended and Restated Assignment Agreement from DMF to Hyperion (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.15	Assignment of Buyback Rights of Amended and Restated Secured Promissory Note by DMF to the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-KA-2 filed November 14, 2013, file no. 000-50547)
10.16	Amendment No. 3 to Europa Settlement Advisors Ltd. Structuring and Consulting Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-KA-4 filed July 10, 2014, file no. 000-50547)
10.17	Form of Extension Agreement to Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2014, file no. 000-50547)
10.18	HFII Letter of Intent (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed December 8, 2014, file no. 000-50547)
10.19	HFII Asset Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed June 15, 2015, file no. 000-50547)
10.20	Amendment No. 1 to HFII Asset Transfer Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed June 15, 2015, file no. 000-50547)
10.21	Debenture Agreement Dated June 2, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.23	Line-of-Credit Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.26	Strict Foreclosure and Forbearance Agreement dated May 25, 2018 between the Company, Wells Fargo Bank, N.A. and the other parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 11, 2018, file no. 000-50547)
10.27*	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated April 10, 2019.
10.28*	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019
10.29*	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated February 4, 2020
10.30*	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 8, 2020
10.31*	First Amendment to the Note Payable and Line of Credit Agreement between Sundance Strategies, Inc. and Kraig Higginson, dated April 3, 2020
10.32*	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019
10.33*	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated July 13, 2020
10.34*	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated December 19, 2019
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
16.1	Letter of BDO USA, LLP dated January 22, 2018
16.2	Letter of BDO USA, LLP dated April 18, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**

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

SUNDANCE STRATEGIES, INC.

Date: August 10, 2020	By:	/s/ Randall F. Pearson
Randall F. Pearson
President, Principal Executive Officer and Principal Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Kraig T. Higginson	Chairman of the Board of Directors	August 10, 2020
Kraig T. Higginson

/s/ Randall F. Pearson	President (Principal Executive Officer),	August 10, 2020
Randall F. Pearson	Director and Principal Financial Officer

/s/ Glenn S. Dickman	Director	August 10, 2020
Glenn S. Dickman

/s/ Stephen E. Quesenberry	Director	August 10, 2020
Stephen E. Quesenberry

