Form 10-K/A
period 2020-03-31
Sundance Strategies, Inc.
filed 2020-09-02
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No.1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

For the fiscal year ended March 31, 2020

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

Documents incorporated by reference.

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the Securities and Exchange Commission on August 11, 2020, is to explain that due to the outbreak of, and local, state and federal governmental responses to, the COVID-19 coronavirus pandemic, Sundance Strategies, Inc. (the “Company”) availed itself of an extension (see Form 8-K filed on June 29, 2020) to file its Annual Report on Form 10-K for the year ended March 31, 2020 (the “Annual Report”), originally due on June 29, 2020. Specifically, the Company is relying on an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding exemptions granted to certain public companies. The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19.

The Company has experienced disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. These disruptions include but are not limited to limited availability of key Company personnel and professional advisors who are needed to prepare the Annual Report due in part to social quarantining. This has, in turn, delayed the Company’s ability to complete its audit and prepare the Annual Report. As a result, the Company relied on the grace-period provided by the SEC’s Order to extend the filing deadline within which the Company is required to file its Annual Report.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not reflect events occurring after the date of the Original Form 10-K nor does it modify or update the disclosures contained in the Original Form 10-K that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Part IV of the Original Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment:

(a)(3) The following exhibits are filed with this Amendment:

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: September 1, 2020	By:	/s/ Randall F. Pearson
Randall F. Pearson
President, Principal Executive Officer and Principal Financial Officer
(Duly Authorized Representative)