Form 10-Q
period 2020-12-31
Sundance Strategies, Inc.
filed 2021-02-16
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

Securities registered pursuant to section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SUND	OTCQB

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

As of February 12, 2021, the registrant had 40,108,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2020	2020
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$186,803	$28,784
Prepaid expenses and other assets	12,268	2,205

Total Current Assets	$199,071	$30,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$675,512	$481,716
Accrued expenses	123,273	-
Notes payable, related parties	826,000	-
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,024,785	881,716

Long-Term Liabilities
Accrued expenses	508,212	424,954
Notes payable, related parties	1,915,808	2,450,508

Total Long-Term Liabilities	2,424,020	2,875,462

Total Liabilities	4,448,805	3,757,178

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 40,108,441 and 37,828,441 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	40,109	37,829
Additional paid in capital	24,728,638	24,191,224
Accumulated deficit	(29,018,481)	(27,955,242)

Total Stockholders’ Deficit	(4,249,734)	(3,726,189)

Total Liabilities and Stockholders’ Deficit	$199,071	$30,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Interest Income on Investment in Net Insurance Benefits	$-	$-	$-	$-

General and Administrative Expenses	277,298	282,363	637,557	894,196

Loss from Operations	(277,298)	(282,363)	(637,557)	(894,196)

Other Income (Expense)
Gain on Extinguishment of Debt	26,458	-	26,458	-
Interest expense	(58,720)	(45,044)	(166,910)	(125,485)
Financing expense	(170,000)	(4,500)	(285,230)	(87,000)

Total Other Expense	(202,262)	(49,544)	(425,682)	(212,485)

Loss Before Income Taxes	(479,560)	(331,907)	(1,063,239)	(1,106,681)
Income Tax Provision (Benefit)	-	-	-	-

Net Loss	$(479,560)	$(331,907)	$(1,063,239)	$(1,106,681)

Basic and Diluted:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average number of shares outstanding	39,868,006	37,828,441	38,508,296	37,828,441

The accompanying notes are an integral part of these condensed, consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Quarters Ended June 30, September 30, and December 31, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2020	37,828,441	$37,829	$24,191,224	$(27,955,242)	$(3,726,189)

Net loss	-	-	-	(251,086)	(251,086)

Balance, June 30, 2020	37,828,441	37,829	24,191,224	(28,206,328)	(3,977,275)

Net loss	-	-	-	(332,593)	(332,593)

Balance, September 30, 2020	37,828,441	37,829	24,191,224	(28,538,921)	(4,309,868)

Common stock in exchange for consulting services performed	280,000	280	5,964	-	6,244

Common stock in exhange for director compensation	1,500,000	1,500	31,950	-	33,450

Common stock issued for cash	500,000	500	499,500	-	500,000

Net loss	-	-	-	(479,560)	(479,560)

Balance, December 31, 2020	40,108,441	$40,109	$24,728,638	$(29,018,481)	$(4,249,734)

Balance, March 31, 2019	37,828,441	$37,829	$24,191,224	$(26,842,408)	$(2,613,355)

Net Loss	-	-	-	(369,849)	(369,849)

Balance, June 30, 2019	37,828,441	37,829	24,191,224	(27,212,257)	(2,983,204)

Net loss	-	-	-	(404,925)	(404,925)

Balance, September 30, 2019	37,828,441	37,829	24,191,224	(27,617,182)	(3,388,129)

Net loss	-	-	-	(331,907)	(331,907)

Balance, December 31, 2019	37,828,441	$37,829	$24,191,224	$(27,949,089)	$(3,720,036)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31.
	2020	2019

Operating Activities

Net Loss	$(1,063,239)	$(1,106,681)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Share based compensation - common stock	39,694	-
Expense paid on behalf of Company for Accounts Payable	7,000	-
Gain on Extinguishment of Debt	(26,458)	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	(10,063)	927
Accounts payable	193,796	447,349
Accrued expenses	206,531	125,543

Net Cash used in Operating Activities	(652,739)	(532,862)

Financing Activities

Proceeds from issuance of notes payable, related party	284,300	548,500
Common Stock Issued for Cash	500,000	-
Proceeds from Paycheck Protection Program Loan	26,458	-

Net Cash provided by Financing Activities	810,758	548,500

Net Change in Cash and Cash Equivalents	158,019	15,638
Cash and Cash Equivalents at Beginning of Period	28,784	579

Cash and Cash Equivalents at End of Period	$186,803	$16,217

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2020

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, which was filed with the SEC on August 10, 2020. The results from operations for the nine-month period ended December 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2021.

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

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three and nine months ended December 31, 2020 and 2019, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of December 31, 2020 and 2019 are comprised of warrants convertible into 3,488,754 and 450,000 shares of common stock, respectively.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2020

New Accounting Pronouncements

Adopted During the Nine Months Ended December 31, 2020

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

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of December 31, 2020, the Company had $186,803 of cash assets, compared to $28,784 as of March 31, 2020. As of December 31, 2020, the Company had access to draw an additional $4,814,192 on the notes payable, related party (see Note 5) and $3,000,000 on the Convertible Debenture Agreement (See Note 6). For the three months ended December 31, 2020, the Company’s average monthly operating expenses were approximately $90,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, a financing expense of $170,000 was incurred during the three months ended December 31, 2020. As management continues to explore additional financing alternatives, the Company is expected to spend an additional $500,000 over the next 12 months related to these efforts. Outstanding Accounts Payable as of December 31, 2020 totaled $675,512, and other accrued liabilities totaled $631,485. As explained in Note 4, on November 10, 2020, the Company raised $500,000 through the issuance of 500,000 shares of common stock in a private placement offering. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

December 31, 2020

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the nine months ended December 31, 2020 and 2019.

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

During 2020 the Company awarded members of the Board of Directors a total of 1,500,000 shares of the Company’s common stock, in lieu of director cash compensation. The stock awards vested 25% on the date of grant and the remainder of the shares vested equally over the three months following the date grant. As of December 31, 2020, all grant shares were 100% vested. Using a fair value stock price of $0.0223 per share, the transaction resulted in a compensation expense of $33,450, which was fully recognized in the three months ended December 31, 2021.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2020

On October 5, 2020, the Company granted one of its consultants 280,000 shares of the Company’s common stock in exchange for services performed. The shares vested upon issuance, and the Company is under no obligation to register the restricted shares. Using a fair value stock price of $0.0223 per share, the transaction resulted in a consulting expense of $6,244, which was recognized in the three months ended December 31, 2020.

On November 10, 2020, the Company issued a private placement memorandum offering to raise up to $1,000,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. As of December 31, 2020, the Company had received subscription agreements from related parties, which are family members and business associations of a stockholder for 500,000 common shares at a purchase price of $1 per share, with proceeds to the Company totaling $500,000.

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

As of December 31, 2020 and March 31, 2020, the Company held outstanding warrants to related parties totaling 3,488,754 and 1,702,000, respectively. All warrants have an exercise price of $0.05 per share, a five-year life as of the date of grant and expire between November 2024 and October 2025. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of $0.0223 per share, a risk-free rate of 0.23% to 1.67%, volatility of 20% to 123% and a dividend rate of 0%. The average remaining outstanding life of the warrants as of December 31, 2020, was 4.37 years. The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2020

(5) NOTES PAYABLE, RELATED PARTY

As of December 31, 2020, and March 31, 2020, the Company had borrowed $2,741,808 and $2,450,508 respectively, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $455,280 and $288,369 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2020 and March 31, 2020, respectively.

Related Party Promissory Notes

As of both December 31, 2020 and March 31, 2020, the Company owed $826,000 under the unsecured promissory notes from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. The promissory notes bear interest at a rate of 8% annually. The notes are due on November 30, 2021, or at the immediate time when alternative financing or other proceeds are received. In addition, as mentioned in Note 4, prior to March 31, 2020, the Company had provided Mr. Dickman warrants for 1,202,000 shares of common stock. During the nine months ended December 31, 2020, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of December 31, 2020, accrued interest on the notes totaled $123,273. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time.

Related Party Note Payable and Line of Credit Agreements

As of December 31, 2020 and March 31, 2020, the Company owed $1,056,300 and $795,000, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. On October 27, 2020, the Company agreed to amend the agreement to extend the due date on the agreement to extend the due date from August 31, 2021 to November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide the Chairman with warrants for 679,400 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement. As of December 31, 2020, the agreement allowed for borrowings of up to $4,600,000. During the nine months ended December 31, 2020 the Company borrowed $256,800 in cash, and another $7,000 of expense paid on behalf of the Company, totaling and additional $263,800 in principal borrowed under this agreement. During the nine months ending December 31, 2020, the company repaid $2,500 in principal on this agreement. As discussed in Note 4, effective April 3, 2020, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. Under this provision, additional warrants for 527,600 shares of common stock were issued in conjunction with the $263,800 borrowed during the nine months ended December 31, 2020, bringing the total number of warrants issued to the related party lender to 1,707,000 as of December 31, 2020 (see Note 4 for further details on these warrants). The note payable and line of credit agreement incurs interest at 7.5% per annum and are collateralized by the Company’s NIBS, if any. As of December 31, 2020, accrued interest on this note totaled $122,977.

As of December 31, 2020 and March 31, 2020, the Company owed $859,508 and $829,508 in principal, respectively, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. On October 1, 2020, the related party, note payable and line of credit agreement was amended to extend the due date from August 31, 2021 to November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide the Radiant Life, LLC with warrants for 579,754 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the nine months ended December 31, 2020 the Company borrowed $30,000 of principal under this agreement and made no repayments. As of December 31, 2020, accrued interest on this agreement totaled $209,030.

(6) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to December 1, 2020. On July 13, 2020, the Company agreed to amend the convertible debenture agreement to extend the due date and conversion rights from December 1, 2020 to November 30, 2021. As of December 31, 2020 and March 31, 2020, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2020 and March 31, 2020.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2020

(7) OTHER DEBT

On April 20, 2020, the Company received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from CCBank (the “Lender”). The principal amount of the PPP Loan was $26,458. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan has a two-year term, maturing on April 20, 2022. The interest rate on the PPP Loan is 1.0% per annum. Principal and interest are payable in monthly installments, beginning on November 20, 2020, until maturity with respect to any portion of the PPP Loan which is not forgiven as described below. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The PPP Loan could be partially or fully forgiven if the Company complied with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during a 24-week period that commenced on April 20, 2020, and at least 60% of any forgiven amount had been used for covered payroll costs as defined by the CARES Act.

On December 9, 2020, the Company received notice that the full PPP Loan amount of $26,458 had been forgiven. As such, the Company recorded $26,458 of Gain on Extinguishment of Debt on its Statement of Operations for the three and nine months ended December 31, 2020.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the nine months ended December 31, 2020 and 2019. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2020.

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

Results of Operations

Three-Months Ended December 31, 2020, Compared with Three-Months Ended December 31, 2019

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the three months ended December 31, 2020 or 2019.

General & Administrative Expenses

General and administrative expenses totaled $277,298 and $282,363 during the three months ended December 31, 2020, and 2019, respectively. A significant portion of these expenses were professional fees and payroll costs.

Other Income and Expenses

During the three months ended December 31, 2020, we received notice that the full PPP Loan amount of $26,458 had been forgiven. As such, the Company recorded $26,458 of Gain on Extinguishment of Debt.

For the three months ended December 31, 2020 and 2019, other expenses related to pursuing potential financing alternatives were $170,000 and $4,500, respectively. The increased expenses are due to additional costs incurred as progress advances toward additional financing.

During the three months ended December 31, 2020, and 2019, interest expense accrued in the amount of $58,720 and $45,044, respectively. The increased interest expense was due to higher principal balances during the three months ended December 31, 2020.

Income Taxes

During the three months ended December 31, 2020 and 2019, the Company recorded a net loss before income taxes of $479,560 and $331,907, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Nine-Months Ended December 31, 2020, Compared with Nine-Months Ended December 31, 2019

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the nine months ended December 31, 2020 or 2019.

General & Administrative Expenses

General and administrative expenses totaled $637,557 and $894,196 during the nine months ended December 31, 2020, and 2019, respectively. A significant portion of these expenses were professional fees and payroll costs. Reduced operational needs from the nine months ended December 31, 2019 to December 31, 2020 resulted in decreases in each of the areas previously mentioned.

Other Income and Expenses

During the nine months ended December 31, 2020, we received notice that the full PPP Loan amount of $26,458 had been forgiven. As such, the Company recorded $26,458 of Gain on Extinguishment of Debt.

For the nine months ended December 31, 2020 and 2019, other expenses related to pursuing potential financing alternatives were $285,230 and $87,000, respectively. The increased expenses are due to additional costs incurred as progress advances toward additional financing.

During the nine months ended December 31, 2020, and 2019, interest expense accrued in the amount of $166,910 and $125,485, respectively. The increased interest expense was due to higher principal balances during the nine months ended December 31, 2020.

Income Taxes

During the nine months ended December 31, 2020 and 2019, the Company recorded a net loss before income taxes of $1,063,239 and $1,106,681, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of December 31, 2020, we had $186,803 of cash, compared to $28,784 as of March 31, 2020. As of December 31, 2020, the Company had access to draw an additional $4,814,192 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $90,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of December 31, 2020 totaled $675,512, and other accrued liabilities totaled $631,485. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through February 2021.

Debt

At December 31, 2020, we owed $3,321,313, including accrued interest, for debt obligations. We owed $2,741,808 in principal pursuant to notes payable and lines-of-credits from related parties and had fully paid off the principal owing on the 8% Convertible Debenture. As of December 31, 2020, one note payable and line-of-credit had a principal balance of $859,508 and is currently extended through November 30, 2022, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,056,300, and the line of credit is currently extended through November 30, 2022. At December 31, 2020, unsecured promissory notes had principal balances totaling $826,000 and are due November 30, 2021. The convertible debenture agreement, which has no principal balance due as of December 31, 2020 is open through November 30, 2021. As of the date of this filing, there was $4,814,192 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement. During the nine months ended December 31, 2020, we received $26,458 funding under a Paycheck Protection Program loan which was subsequently fully forgiven on December 9, 2020 (see Note 7 of the Notes to the Condensed Consolidated Financial Statements for more detail).

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2020, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended December 31, 2020 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2020, the Company issued a private placement memorandum offering, which relied upon exemption from registration provided by Regulation D, to raise up to $1,000,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. As of December 31, 2020, the Company had received subscription agreements from family members and business associations of a stockholder for 500,000 common shares at a purchase price of $1 per share, with proceeds to the Company totaling $500,000. It is anticipated that the proceeds will be used to fund general operational activities and exploration of additional financing alternatives.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended December 31, 2020.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.33*	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated July 13, 2020.

Exhibit 10.35*	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated October 1, 2020

Exhibit 10.36*	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated October 27, 2020

Exhibit 10.37**	Private Placement Memorandum

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, Principal Financial Officer.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Randall F. Pearson, President and Principal Financial Officer.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the Securities and Exchange Commission on November 16, 2020, and incorporated by reference herein.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: February 12, 2021	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

