Form 10-K
period 2021-03-31
Sundance Strategies, Inc.
filed 2021-06-29
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2021 the registrant had 41,308,441 shares of common stock, par value $0.001, issued and outstanding. The aggregate market value of common shares held by non-affiliates as of September 30, 2020 (the most recent second quarter) was $33,843,844.

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

Our Business

Our historical business model has focused on purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.”

We currently do not hold life settlement or life insurance policies but, rather, previously held a contractual right to receive the net insurance benefits, or “NIBs”, from a portfolio of life insurance policies held by a third party (“the Owners” or “the Holders”). These NIBs represented an indirect, residual ownership interest in a portfolio of individual life insurance policies, and they allowed us to receive a portion of the settlement proceeds from such policies, after expenses related to the acquisition, financing, insuring and servicing of the policies underlying our NIBs have been paid.

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

During the latter part of the fiscal year ended March 31, 2021, the Company began developing an additional business offering, providing professional services to specialty structured finance groups, bond issuers and life settlement aggregators. The Company has now assembled an experienced team from the life settlement marketplace, as well as from other areas such as financial services and public financial markets. As a professional services provider, the Company applies industry best practices to advise on the selection of specific portfolios of life insurance policies that are tailored to meet the needs of its clients. The Company’s clients may include bond issuers, bond investors, or other structured finance product issuers. The Company develops strategies and methodologies which include the acquisition of life insurance portfolios, then uses common structured finance techniques and proprietary analytics to structure bonds for issuances, including principal protected bonds. The Company’s goal is to deliver long-term value and profitability to shareholders by growing the Company’s professional services business and asset base, resulting in the ability to pay dividends to its shareholders.

Most recently the Company began working closely with bond placement agents and aggregators to establish various aspects of a proprietary, investment grade bond offering. In this arrangement, the Company participates as the sole originator in the role of structuring and advising on the structure of the proprietary bond instrument. Included in the role of structuring financial assets, the Company uses proprietary analytics to establish the makeup of the rated instrument, including but not limited to, life settlement assets (life insurance policies) and managed cash, and implements a process of selective assembly of the underlying assets and cash management that will meet the policy requirements and analytics. The Company provides current and ongoing resources for all analytics, as well as advisement support for the investment and non-investment grade ratings for the managed asset pool and the managed cash accounts. In its advisory role, the Company is reimbursed for all expenses associated with the structuring and preparation of any bond offering, will receive an advisory payment upon the closing of any bond offering, and then will hold residual rights on the balance of assets once the bond is retired.

Subsequent to March 31, 2021, the Company and US Capital Global Securities LLC, an affiliate of US Capital Global, entered into an arrangement wherein the Company is the lead advisor and lead originator of tailored life insurance portfolios to be used in a life insurance-linked bond offering (“bond offering”) of between $250 million to $500 million. US Capital Global Securities LLC is the lead placement agent and is marketing the bond offering on behalf of the issuer on a best efforts basis to qualified investors. The Company has worked with Egan Jones rating agency to obtain a minimum of BBB plus to an A minus rating on the bond offering. This initial rating is based upon a sample portfolio of life settlement assets similar to those expected to be utilized in the bond offering. Once a percentage of the bond offering is in escrow, then the actual life settlement portfolios will be purchased and held until the bond offering closes. Once the final group of assets are assembled, then a final rating will be obtained. The Company has engaged a licensed asset manager, whose projected returns will be approved by the rating agency. Important for the success of the bond is the treatment of the various cash accounts that will support the bond. The two primary accounts will be the Investment account and the Cash Reserve account. These accounts will represent approximately 40% of the total cash raised from the bond offering. The Investment and Cash Reserve accounts are projected to produce sufficient annual returns to support the cost associated to maintain the bonds. A nationally recognized trust manager has been engaged to ensure that all the workings of the bond are handled properly and timely. An actuarial company has also been engaged to provide the modeling needed for the rating agency, asset manager and bond issuer. For services provided, the Company will receive a fee upon the closing on the bond offering and will also hold a residual monetary right to cash flows from the life settlement assets once the bond is retired.

Life Settlements Market

There are a number of reasons a policy owner may choose to sell his or her life insurance policy. The policy owner may no longer need or want his or her policy, he or she may wish to purchase a different kind of insurance policy, premium payments may no longer be affordable or the policy owner may need cash to fund healthcare or other expenses. In particular, policy holders 65 years of age and older and their families are faced with a variety of challenges as they seek to address their post-retirement financial needs and selling one’s life insurance policy may provide a unique and valuable financial solution to such challenges. From the early 2000s through 2008, the market for newly originated life settlements grew from virtually no activity to a peak of an estimated $12 billion of face value of U.S. life settlement policies settled annually in 2007 and 2008. Economic factors slowed the growth in 2009, when an estimated $8 billion of face value of U.S. life insurance was settled and growth has continued to decline since that time. According to a 2015 study prepared by the insurance research group Conning & Co., investors purchased $1.7 billion worth of U.S. life insurance face value in 2014, bringing its estimate of the total face value of life settlements held at year end to just over $32 billion. Looking ahead, however, Conning & Co. projected steady growth in the amount of face value available for life settlements, though it may take years to re-attract capital to pre-2009 levels to meet that supply. Regardless, we believe that the supply of policies has the potential to increase over time due to the aging population and increased awareness of the life settlement market as an alternative to allowing a policy to lapse for little or no value. A report from the AAP Life Settlement Market Update indicated that internal rates of return for life settlement transactions conducted in 2013 were in the high-teens. Participants in the secondary life settlement market have included major insurance companies which have purchased available pools of policies for their own investment, portfolio aggregators, private equity funds, and independent third-party investors.

Predictability of Future Cash Flows. Predictability of future cash flows is one of the biggest challenges facing companies engaged in the life settlements industry. If a Holder is not able to adequately predict future cash flows and does not continually have enough cash to make a policy portfolio’s premium payments, the policies in the portfolio may lapse and we may lose our right to receive the proceeds from the settlement of the policies at maturity. Prediction of future cash flow requires the use of financial models, which rely on various assumptions. These assumptions include the amount and timing of projected net cash receipts, expected maturity events, counter party performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from those estimates. If projections of life expectancies are wrong, Holders may be obligated to service the related insurance policies for longer than expected, thereby increasing their costs and reducing the net insurance benefit available.

Financing a portion of the purchase price. Financing a portion of the purchase price of a policy portfolio allows the Holder to leverage its investment and create a larger and diversified policy portfolio. When making an investment in a portfolio of life insurance policies, a Holder utilizes actuarial tables to determine when the policies in the portfolio can be expected to come to maturity. However, the Holder assumes the risk that the policies in the portfolio will come to maturity later than was predicted by the actuarial tables used at the time of purchase. The life expectancies provided by the actuarial tables are based on actual death rates in large populations of individuals with similar demographic characteristics. Thus, the more policies underlying a policy portfolio, the more reliable the use of actuarial tables becomes. In other words, the larger the policy portfolio, the more closely the underlying insureds would be expected to, on average, follow actuarial predictions and the lower the risk associated with future cash flows will be. Because of the general uncertainty of maturity of life insurance policies, financing for their purchase and servicing has historically been difficult to secure. The lender (the “Holders’ Lender”) has provided financing to the Holders to finance the purchase of the insurance policies. We believe there are few lenders within this market.

Mortality Re-Insurance (MRI) Coverage. Because of the uncertainty of maturity of insurance policies the Holders had, on occasion, previously contracted with an insurance provider for MRI coverage. MRI coverage typically provides guaranteed cash flow based on the expected death benefits of the pool of policies being insured calculated at the issuance of the coverage and thereby provides credit enhancement to any bank providing financing to a Holder. The term of the MRI policies is usually 15 years. Any claims paid by the MRI to the Holder must be paid back to the MRI provider out of death benefit proceeds from the pool of policies being insured when such death benefit proceeds are eventually received. This enables the Holder to receive a smoother cash flow from a pool of policies over time and avoid “lumpiness” in the cash flows that would otherwise be more pronounced in the absence of the MRI coverage. Any claim payment balances would accrue interest, typically at a spread of 250 basis points over LIBOR, to the extent they remain outstanding. The MRI coverage is obtained by paying an MRI premium, typically at equal to 2% of the cumulative death benefit of the covered life insurance policies, at the outset of the coverage and, depending on the specific terms of the MRI policy, possibly an additional premium amount at a predetermined time during the effective coverage period (the “Commitment Fee”), which is typically 1% of the cumulative death benefits of the covered policies. The insurer under the MRI policy typically must approve the sale of any life insurance policies covered by the MRI policy if such sale does not result in the full repayment of any outstanding recovery amounts. It is our understanding that there is only one MRI Provider. While the MRI coverage is relatively expensive, we believe that insurance policies that are covered by MRI have less volatility, are more liquid and should achieve higher values for purposes of financing and secondary market sales.

Financing a policy portfolio’s premium payments gives a Holder additional cash needed to satisfy the premium obligations of its portfolio. In addition, obtaining MRI increases the probability that the Holder will receive future cash flows in the event the underlying insureds live longer than expected. This combination provides the Holder with sufficient liquidity to stabilize its cash position.

Life Settlement Purchasing Guidelines as an Advisor

Our objective is to advise and assist entities as they acquire Life Insurance policies and portfolios that will produce returns in excess of any and all purchase, financing, servicing and insuring costs incurred by the Holder. The guidelines we generally follow regarding the purchase of policies and portfolios include:

●	the insured is 75 years old or older;
●	all NIBs relate to U.S. Universal Life Insurance policies;
●	all underlying insurance policies have qualified for financing that will cover at least four years of premiums;
●	each policy must first be reviewed by the legal due diligence team of the lender providing financing for the acquisition and servicing of the life insurance policies, second by the MRI company’s due diligence team and then finally approved by our due diligence processes;
●	all policies must qualify for MRI; and
●	the projected proceeds payable on each life insurance policy upon the death of the underlying insured are projected to exceed the costs to service the life insurance policies, amounts due to creditors secured by such life insurance policy, such as the Holders’ Lender or the MRI provider, other costs and fees incurred by the Holder and the percentage of the remaining insurance benefit retained by the Holder

Competition

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

A report from the AAP Life Settlement Market Update indicated that internal rates of return for life settlement transactions conducted in 2013 were in the high-teens, an attractive return at a time when fixed income and other hedge positions were delivering minimal rates of return. In the event that certain better-financed companies make a significant effort to compete against our business or the secondary market in general, prices paid for existing portfolios of life insurance policies may rise and our ability to purchase satisfactory assets may decline. In addition, recent shrinking of the market for life settlements has resulted in fewer available pools of insurance policies. As a result, price competition for the remaining pools has increased. Our limited resources prohibit us from competing for larger pools. These factors could adversely affect our profitability by reducing our return on investment or increasing our risk.

Employees

On March 31, 2021, we had two full-time employees: Randall F. Pearson, our President; and Lisa L. Fuller, Esq., our general legal counsel.

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

Risk Factors relating to Our Business

A pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2021, has spread to over 100 countries, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020.

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

We have historically used substantial amounts of cash in operating activities. To date, our operations have not generated sufficient cash flow to fund our operations and we have relied on cash provided by financing activities, including amounts received under notes payable and lines-of-credit with related parties. Our default under these obligations may also limit our ability to obtain future financing from related or third parties.

Our inability to access capital may limit our ability to adequately fund our operations. In order to continue to fund our operations, including the potential purchase of NIBs, we will need to raise substantial amounts of capital. Absent additional financing, we will not have the resources to execute our business plan.

Our management team relies on outside consultants and others in our industry to make informed business decisions; potential conflicts of interest involving those parties who are relied upon could adversely affect the execution of our business model

Our management team has relied and will continue to rely on consultants and service providers in our industry. Many of these consultants or service providers represent or provide services to others in this industry, and no assurance can be given that we, as a small competitor competing with larger competitors in our industry, will be able to engage these consultants. In addition, our inability to retain such consultants would negatively affect our ability to identify and evaluate life insurance products for purchase. Even as our management accumulates expertise in this industry, we will still rely on the expertise of outside consultants for a variety of information, including valuation, life expectancies, actuarials and other matters specific to life insurance policies. If we cannot obtain such services at an affordable price, our business will be harmed.

Current and future federal regulation under the Dodd-Frank Act’s consumer protection provisions may have an adverse effect on our business and our planned business operations.

On July 21, 2010, President Barack Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act contains significant changes to the regulation of financial institutions including the creation of new federal regulatory agencies and the granting of additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms. The Dodd-Frank Act also provides for enhanced regulation of derivatives and asset-backed securities offerings, restrictions on executive compensation and enhanced oversight of credit rating agencies. The provisions include a new independent Bureau of Consumer Financial Protection to regulate consumer financial services and products, and life settlement transactions may be within the scope of its jurisdiction. Actions taken by the Bureau of Consumer Financial Protection may have material adverse effects on the life settlement industry and could affect the value of insurance policies. In addition, the Dodd-Frank Act also limits the ability of federal laws to preempt state and local consumer laws. Prospective investors should be aware that the changes in the regulatory and business landscape as a result of the Dodd-Frank Act could have an adverse impact on us and the entities from which we acquire NIBs and similar life settlement products.

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

Changes in general economic conditions, including, for example, interest rates, investor sentiment, market and regulatory changes specifically affecting the insurance industry, competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, can substantially and adversely affect our business and prospects. There continues to be uncertainty about the prospects for growth in the U.S. economy as well as economies of other countries, driven by factors such as high current unemployment, rising government debt levels, prospective Federal Reserve (and similar foreign bodies) policy shifts, the withdrawal of government interventions in financial markets, changing consumer spending patterns, and changing expectations for inflation and deflation. These factors have adversely affected the financial markets and the claims-paying ability of many insurers. Such uncertainties and general economic trends can affect the ability to obtain funds to finance life settlement products. None of these risks are or will be within our control.

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

Inadequate funding will impede execution of our business model.

At present, we are a minor participant in both the life settlement market and in the bond advisory industry. We face significant competition from much larger competitors. We will need substantial additional funds to effectively compete in these industries, and no assurance can be given that we will be able to adequately fund our current and intended operations. We expect to finance our operating working capital requirements, with proceeds from planned public and/or private offerings of our securities and debt financing. There can be no assurance that we will be successful in raising debt or equity capital or that we will be successful in raising additional capital in the future on terms acceptable to us, or at all. If we are not able to obtain sufficient funding to execute our business strategies, we may be required to scale back or discontinue our operations, which would materially adversely affect our financial condition and results of operations.

We may be unable to access capital on a timely basis to fund our operations, which would adversely affect our ability to continue as a going concern.

Our inability to access capital may limit our ability to adequately fund our operations and continue as a going concern. To continue as a going concern we will need to raise substantial amounts of capital. Absent additional financing, we will not have the resources to execute our business plan and continue as a going concern.

We may default on our obligations under various debt arrangements, which may accelerate our repayment obligations or otherwise limit our access to future financing.

If we fail to make timely repayments of amounts received under notes payable and lines-of-credit with related parties or the 8% convertible debenture agreement we will be in default of such obligations, which could materially adversely affect our operations and financial condition. Our default under these obligations may also limit our ability to obtain future financing from related or third parties, which would materially adversely affect our operations and our ability to execute our business strategy.

We are new to the bond, life settlement, and financial advisory industry and may not be able to successfully compete in this industry.

We only recently began providing advisory services relating to bond issuances and life settlement transactions. In order for these operations to be successful, we will need to develop sufficient expertise and establish relationships with clients. Identifying and acquiring clients in this industry will require us to compete with other larger, more experienced, and better capitalized service providers and we may not be successful in developing such client relationships. If we are not able to successful market our advisory business, our financial condition and results of operations will be materially adversely affected.

Historically, 99% of our total assets are interests in life settlement policies, resulting in a lack of diversification of assets and concentration in assets that are subject to significant fluctuations in value.

Although we currently have no ownership in life settlement policies, generally speaking, our previous investment in NIBs was usually the primary asset on our balance sheet. Life settlement products like NIBs are subject to substantial fluctuations in value, primarily based upon matters that are not within our control, such as the current health and life expectancy of the insureds underlying our NIBs, the solvency of the Holders of the policies and the Holders’ Lender, the Holders’ financing costs and ability to acquire policies and the solvency of the insurance companies. Each of these factors can result in significant fluctuations of the value of the life insurance policies underlying the NIBs, thereby affecting potential future interests.

Limitations to the financial model we use may result in inaccurate or incomplete projections of future cash flow from the insurance policies

The financial model we utilized to project future cash flows from potential life settlement assets was chosen because of its straight-forward approach in calculating expected cash flows. We believe the methodology used in the model is particularly desirable because it has parameters that are easily verifiable and does not require complex calculations or mathematic simulations to confirm results. However, with every financial model, there are limitations. Most require assumptions to be made. Our model is no exception. Our assumptions may prove to be incorrect and, therefore, our model may be incorrect. Our model relies on actuarial life-expectancy reports prepared by third parties from which the estimated date of maturity is calculated. It is assumed that these reports were accurately made and properly reflect real life expectancies. Our model also requires other inputs including but not limited to the following: (i) a 15-year period for projections; (ii) a distinct number of lives; (iii) a distinct number of policies; (iv) life expectancy tables and projections; (v) premiums; (vi) senior lending fees; (vii) MRI fees; and (viii) insurance, servicing and custodial fees. While this method of modeling cash flows is helpful in setting general expectations of potential returns that might be produced from a given portfolio, there is no way such results can be guaranteed. In addition to our assumptions, there are many factors that may affect the selection of inputs for the model.

The individuals insured by the life insurance policies may live longer than their actuarial life expectancies and thereby, cash flows from life insurance policies may be delayed.

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

We rely primarily on various different life expectancy providers. A life expectancy, or LE, can be considered the life expectancy provider’s “best estimate” as to how long a person would live. We assume that the life expectancies were accurately calculated and properly assessed for purposes of our model. To introduce some “checks and balances” into our cash flow projections, we use at least two LE reports from different third-party LE providers for each policy. We do this to try to avoid any systemic bias introduced by dependency on life expectancies produced by a single source. In addition, our model gives greater weight to the longer (and more conservative) of the two LEs. By using such a long/short weighted average, our model attempts to hedge against unexpected longevities in a portfolio.

Changes in actuarial based life expectancy methodologies (which are determined by the Society of Actuaries and are amended every three to five years) could have the effect of reducing the internal rate of return on the life insurance policies and could cause increased difficulty in financing premiums. If changes are significant, they could lower prices for life insurance policies, but could also lower the value of the life insurance policies due to the lower resulting present value of the death benefits forecasted to be paid at later dates. Holders’ senior loans require that certain loan to value ratios be maintained and decreases in policy values could result in violations of these provisions. Default by Holders on their senior loans may impair their ability to obtain financing necessary to maintain the life insurance policies.

In addition, because our cash flow is usually dependent on life insurance policies coming to maturity, if life expectancies prove wrong cash flows will change. If the insured lives longer than any or all of the life expectancy appraisals predict, then the amounts available to life settlement interests could be diminished, perhaps significantly, due to the additional time during which premiums will have to be paid and financing and other related expenses incurred in order to keep the related policy in force. If the insureds with respect to too many life insurance policies live longer than their respective life expectancies, then Holders may have to liquidate such life insurance policies. The market value of such Policies will necessarily be significantly less than the related death benefits.

Having relatively few insureds could cause the overall performance to be unduly influenced by a relatively small number of underlying policies that perform better or worse than expected.

Our life expectancy actuarial results related to smaller portfolios may not be as reliable as they would be if the underlying portfolios were larger. We understand that Standard & Poors has stated that at least 1,000 lives are required to achieve actuarial stability, while A.M. Best concluded that at least 300 lives are necessary. Having fewer lives in a policy portfolio can cause the overall performance of such portfolio to be unduly influenced by a relatively small number of “outliers” where the assets perform better or worse than expected. The industry has sought to mitigate this risk by obtaining MRI coverage, which has the effect of accelerating cash flows in cases where the assets underperform and reducing the volatility normally associated with a portfolio with fewer lives.

Increased general market interests rates could increase the carrying costs of the life insurance policies and reduce the related cash flows.

If general market interest rates increase, the value of life insurance portfolios would likely decrease. Some of the Holder’s carrying costs associated with the life insurance policy portfolios (specifically interest payments on the MRI coverage outstanding balance) are tied to interest rates. If interest rates increase, the Holder’s carrying costs will increase and the return on our investment will decrease. Because the Holders pay all of the costs associated with the life insurance policy portfolios, an increase in the Holder’s carrying costs will correspondingly decrease the amount cash flows.

In addition, if the interest rates used to determine the market value of a life insurance policy change, the present value of the policy may also change. Generally, as interest rates increase, the present value of a life insurance policy decreases. If a Holder is forced to sell a policy in a higher interest rate environment, the market price for the policies may be less than the price at which such policy was acquired. Furthermore, Holders are generally obligated under the senior loans financing the purchase of life insurance policies to maintain certain loan to value ratios. If the present value of the life insurance policies decreases significantly, the Holder may be in breach of such obligations, which could impair the Holder’s ability to obtain financing necessary to service existing life insurance policies or acquire new policies. As a result, any life insurance portfolios may decline in value or become worthless.

Changes to foreign banking laws and regulations or decreased lending capacity for life settlements could have a negative impact on ability of Holders to obtain loans with respect to purchases of life settlements.

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

Holders may be required to obtain MRI coverage as a condition of our business model, which, if unavailable, could potentially increase our risk of failure.

The MRI is a relatively new product and there are no guarantees that the MRI provider will be able to meet the Holders’ coverage needs. In addition, it is our understanding that there is only one MRI provider. The MRI provider has refused to provide future coverage to the Holders. Without the MRI coverage, the Holders have limited options when the senior loans mature. The Holders’ Lender has demanded repayment of all outstanding amounts under the senior loans.

The lapse of life insurance policies will result in the entire loss of our interest in the death benefits from those particular policies.

The Holders are required to make premium payments on the life insurance policies in order to keep such policies in force. These payments generally will be made from amounts available to the Holders pursuant to the senior loans, death benefits, and MRI payments, if available.

Actual results from life settlement products may not match expected results, which could reduce returns and also adversely affect the ability to service and grow a portfolio for actuarial stability.

Our business model relies on achieving actual results similar to those projected by using actuarial estimates. We believe that the larger the portfolio of policies, the more reliable actuarial estimates will be and, likewise, the greater the likelihood that expected results will be achieved.

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

The limited number of sellers of life settlement products in the secondary market may limit the ability to negotiate favorable prices in the acquisition of such life settlement interests.

Because we are not currently licensed to purchase life insurance policies directly from the insureds, we rely on re-sellers like Del Mar, PCH and HFII for such products.

Unless other sources become available, the ability to purchase the life settlement products desired may be limited. In addition, the limited number of sellers could limit the ability to negotiate favorable prices to purchase life settlement products, which could reduce profitability. Furthermore, recent declines in the secondary market for life settlements have limited the availability of pools of life insurance policies, resulting in increased price competition.

We do not track concentrations of pre-existing medical conditions of insureds in our guidelines for purchasing life settlement products.

Concentrations of pre-existing medical conditions in insureds could affect the valuation of the portfolios that such policies underlie. We do not track concentrations of pre-existing medical conditions in purchases of life settlement products. Thus, the valuation of such interests and our estimates of cash flows therefrom could be inaccurate.

If life settlement products are determined to be “securities,” Holders may be required to register as an investment company under the Investment Company Act, which would substantially increase SEC reporting costs and oversight of a Holder’s business operations.

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

Such requirements could, among other things, limit our or Holder’s ability to change investment policies without stockholder approval, prohibit our acquisition of assets from an affiliate without SEC approval, limit leveraging of our assets to one-third of our total asset value, require accounting for all derivatives as a leverage of assets to the extent that they create an obligation on our part to pay out assets to a counterparty ahead of our stockholders and generally require 40% of our directors to be independent directors. In addition, intermediaries used to purchase life settlement products may be required to register as broker-dealers or registered investment advisers and would otherwise be subject to oversight by the SEC and the Financial Industry Regulatory Authority, which require adherence to numerous rules and regulations. Such regulations could substantially increase our compliance and reporting costs, which would negatively affect profitability.

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

Life settlements, and therefore our common stock, are highly speculative and may lose all of their value.

Life settlements are highly speculative investments. With respect to life insurance policies, it is not possible to determine in advance either the exact time that a life insurance policy will reach maturity (i.e., at the death of the insured) or the profit, loss or return on an investment in a life insurance policy. The longer the period between the purchase of a life settlement and the payout on the underlying policy at maturity, the lower return will be because of the cost to maintain the underlying policies.

In addition, no assurance can be given that any life insurance policy will perform in accordance with projections, and any such life insurance policy may decline in value. Consequently, there can be no assurance that, to the extent we invest in NIBs, we will realize a positive return on our investment. These types of investments should be considered to be highly speculative in nature. This, in turn, may directly affect the amount and timing of funding sought or received by us, which in turn will affect our ability to conduct our business. Thus, an investment in our Company is suitable only for investors having substantial financial resources, a clear understanding of the risk factors associated with such investments and the ability to withstand the potential loss of their entire investment.

Risks Related to the Life Insurance Policies

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

Additional insurable interest concerns regarding life insurance policies originated pursuant to premium finance transactions may also result in adverse decisions that could effect policies.

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

We cannot predict whether a state regulator, insurance carrier or other party will assert that any policies should be treated as having been issued as part of a STOLI transaction or otherwise were issued in contravention of applicable insurable interest laws. This risk is greater where the insured materially misstated his or her income and/or net worth in the life insurance application. Decisions in Florida have increased the risk that challenges to premium financed policies may be decided in favor of the issuing insurance company. Moreover, because the life insurance policies are often originated in the same or a similar manner and in a limited number of states (generally, California and Wisconsin, although the insured may reside in other states), there is a heightened risk that an adverse court decision or other challenge or determination by a regulatory or other interested party with respect to a policy could have a material adverse effect on a significant number of other policies, including the rescission of policies or the occurrence of other actions that prevent us from being entitled to receive or retain the net death benefit related to the policies. Concerns of such nature could also negatively affect the market value and/or liquidity of the life insurance policies.

Fraud in the application for life insurance can also affect assets and interest in policies.

There are risks that policies may be procured on the basis of fraud or misrepresentation in connection with the application for the policy. Types of fraud that have enabled carriers to successfully rescind or void the related policies include, among others, misrepresentations concerning an insured’s financial net worth and/or income, need for and purpose of the life insurance protection, medical history and current physical condition, including age and whether the insured is a smoker. Such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans or other structured programs. In particular, there is a significant risk that applicants and potential insureds may not answer truthfully or completely questions related to whether the life insurance policy premiums will be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of the life insurance policy. Such risk may be further increased to the extent life insurance agents communicate to applicants and potential insureds regarding potential premium finance arrangements or profits to be made on policies that will be sold after the contestability period. If an insured has made any material misrepresentation on his/her application for life insurance, there is a heightened risk that the insurance company will contest or successfully rescind or void the related policy, although an issuing insurance company may not be able to raise such claims after the expiration of the contestability period. There has been significant litigation regarding whether or not a policy can be contested for fraud after the expiration of the contestability period. Florida, California and New York have concluded that a carrier may not contest a policy after the contestability period. New Jersey and Delaware have allowed such contests by the carriers. Even if such fraud in the application could not serve as a basis to challenge a policy because the contestability period has expired, it may be raised as evidence that the policy was provided as part of a STOLI arrangement. Furthermore, such misrepresentations can adversely affect the actuarial value of the death benefit under the related life insurance policies.

The risk of litigation with issuing insurance companies could substantially raise our costs of operation and increase our risk of loss.

Some of the programs relating to the premium finance transactions through which certain underlying insurance policies are originated, or other programs having similar characteristics, may be objectionable to certain life insurance companies and other parties, including certain regulators, on the basis of constituting a means of originating stranger-originated life insurance. Additionally, as described above, life insurance policies that are originated through the use of premium finance programs often present a greater risk of there having been fraud and/or misrepresentations in connection with the issuance of the policies. For these reasons, among others, it is possible that holders may become subject to, or may otherwise become affected by, litigation involving one or more issuing insurance companies (either as a plaintiff or a defendant), including claims by an issuing insurance company seeking to rescind a policy prior to or after the death of the related insured. Moreover, such risk may be enhanced with respect to an issuing insurance company that is experiencing financial difficulty, since a successful claim by an issuing insurance company could reduce its financial liabilities. In the event any litigation involving the policy holder was to occur, the policy holder would bear the costs of such litigation, and would be unable to predict its outcome, which could include losing the right to receive (or retain) the proceeds otherwise payable under one or more of the underlying policies.

The contestation of the life insurance policies by the applicable issuing insurance companies could result in the loss of the benefits from such life insurance policies

The ability of an issuing insurance company to seek to rescind one or more life insurance policies depends on whether such issuing insurance company is barred from bringing a rescission action by operation of an incontestability clause contained in the life insurance policies or contestability limitations applicable as a matter of state law. Each life insurance policy, in accordance with laws adopted in virtually every state in the United States, contains a provision that provides that, absent a failure to pay premiums, a policy shall be incontestable after it has been in force during the lifetime of the insured for a period of not more than two years after its date of issue. However, as stated above, some states recognize an exception to incontestability where there was actual fraud in the procurement of the policy. A new contestability period may also arise in connection with information provided on any application for reinstatement of a life insurance policy following lapse of a policy due to non-payment of premiums, or an application for an increase in policy benefits. The successful contestation of the life insurance policies by the applicable issuing insurance companies could materially and adversely affect cash flows.

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

AXA Equitable issued cost-of-insurance, referred to herein as “COI,” increases on eleven (11) of the previously held life insurance policies underlying our prior NIBs. In addition, one Transamerica and one Lincoln policy, both of which were Policies underlying our prior NIBs, were subject to increased COI’s. Other carriers have been issuing COI increases that impact life insurance policies held by large settlement funds. Multiple lawsuits, including class actions, against Phoenix Life, Lincoln National Insurance Company, AXA Equitable, Banner Life, and Transamerica Life Insurance Company are currently ongoing. However, most of these lawsuits are in the very early stages.

Carrier and service partner credit risk can adversely affect life settlements.

Holders are subject to the credit risk associated with the viability of the various insurance companies that issued the life insurance policies. The insolvency of an issuing insurance company or a downgrade in the ratings of an issuing insurance company could have a material adverse impact on the value of a policy issued by such issuing insurance company, as the collectability of the related death benefits and the ability of such issuing insurance company to pay the cash surrender value or other amounts agreed to be paid by the issuing insurance company may be reduced. Any such impairment of the claims-paying ability of the issuing insurance company could materially and adversely affect the value of the policies issued by such insurance company, the ability of the Holder to pay the premiums due on other insurance policies and the Holders ability to pay any required policy premiums, fees and expenses of the service providers and our other expenses, which could materially and adversely affect the value of a policy.

The inability to keep track of the insureds could keep us from updating the medical records of the insured.

It is important for the Holder of the life insurance policies to track the health status of an insured and keep information current, which is done by contacting the insured and/or other designated persons and obtaining updated medical records from an insured’s physician. There are significant U.S. federal and state laws relating to privacy of personal information that affect the operations of the servicer and its ability to properly service the policies, especially with regard to obtaining current information from an insured’s physician.

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

Lost insureds can result in a delay or a loss of an insurance benefit that would have a negative effect on revenues and prospects.

Occasionally, the issuing insurance company may encounter (or assert) situations where the body of the insured or reasonable other evidence of death cannot be located and/or identified. For example, the insured may have been lost at sea and there may not be proof of death available for several years or at all. Alternatively, the fact that the original beneficiaries no longer have any financial interest in a claim under the policy may mean that the issuing insurance company faces practical obstructions to recording accurately and in a timely manner the death of the insured. In the event of a “lost” insured, the death claim may be delayed for up to seven years by the issuing insurance company. Under these circumstances, typically, the claim will then be paid with interest from the date that the insured was originally presumed lost. Nonetheless, it remains possible that it will be difficult or impossible to locate and/or identify an insured to establish proof of death and, as a result, the related issuing insurance company may significantly delay (but not ultimately avoid) payment of the underlying death benefit. This delay could result in a longer than anticipated holding period for a policy which, in turn, could result in a loss.

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

U.S. life settlement and viatical regulations may result in determination(s) of applicable law violations.

The purchase and sale of insurance policies in the secondary market from the policy’s original owner and among secondary market participants is subject to regulation in approximately 45 states and Puerto Rico. The scope of the regulations and the consequences of their violation vary from state to state. In addition, within a given state, the regulations may vary based upon the life expectancy of the insured at the time of sale or purchase. In many states, a policy on an insured with a life expectancy of two years or less is referred to as a “viatical settlement” or a “viatical.” A policy on an insured with a life expectancy of more than two years is referred to as a “life settlement.” The Holders have not, and do not intend to, purchase viatical settlements and should not be subject to the regulatory regimes that govern these policies. However, the states vary in their technical definitions of viatical settlements and life settlements, and state insurance regulators, who are charged with interpretation and administration of insurance laws and regulations, vary in their interpretations. Therefore, despite expectations, it may be possible that under the rules of a particular state, a policy that is not commonly thought of as a viatical settlement may meet the technical definition thereof. Engaging in the purchase or sale of life settlements or viatical settlements in violation of applicable regulatory regimes could result in fines, administrative and civil sanctions and, in some instances, criminal sanctions. United States and state securities laws could have an adverse effect on the Holders’ ability to liquidate any policies we or they believe should be sold.

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

With respect to the life insurance policies, the payment of death benefits by issuing insurance companies is supported by state regulated reserves held by the issuing insurance companies and, under certain circumstances and in limited amounts that vary from state to state, state-supported life and health insurance guaranty associations or funds. However, such reserves and guaranty funds, to the extent in existence, may be insufficient to pay all death benefits under the life insurance policies issued by an issuing insurance company if such issuing insurance company becomes insolvent. Even if such guaranty funds are sufficient, the obligation of a state guaranty fund to make payments may not be triggered in certain circumstances.

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

Both federal and state statutes safeguard an insured’s private health information. In addition, insureds frequently have an expectation of confidentiality even if they are not legally entitled to it. If any of the entities providing services related to the life insurance policies properly obtains and uses otherwise private health information, but fails to maintain the confidentiality of such information, such service provider may receive complaints from the affected individuals, their families and relatives and, potentially, interested regulatory authorities. Because of the uncertainty of applicable law, it is not possible to predict the outcome of such disputes.

Additionally, it is possible that, due to a misunderstanding regarding the scope of consents that a service provider possesses, such service provider may request and receive from health care providers information that it in fact did not have a right to request or receive. Once again, if a service provider receives complaints for these acts, it is not possible to predict what the results will be. This uncertainty also increases the likelihood that a service provider may sell, or cause to be sold, life insurance policies in violation of applicable law, which could potentially result in additional costs related to defending claims or enduring regulatory inquiries, rescinding such transactions, possible legal damages and penalties and probable reduced market value of the affected life insurance policies. Each of the foregoing factors may delay or reduce the return on life insurance policies.

Cyber-attacks or other security breaches could have a material adverse effect on our business.

In the normal course of business, we may have access to sensitive and confidential information regarding insureds. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.

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

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding the insureds could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in our business, which could have a material adverse effect on our business, financial condition or results of operations.

U.S. privacy concerns may affect the access to accurate and current medical information regarding the insured under life insurance policies.

The value of a life insurance policy is inherently tied to the remaining life expectancy of the insured and information necessary to perform this valuation may not be available at the time of purchase or sale. For example, if a policy is being purchased in the secondary market from an entity that had earlier purchased the policy directly from the insured, it is likely that the insured made his or her medical records available at the time of his or her sale of the policy to the initial purchaser. However, if necessary consents were not obtained from the insured, it is possible that this information cannot legally be made available at the time of the subsequent purchase of the policy. If it is legally available to the subsequent purchaser, it is possible that such information is outdated and of little utility for a current evaluation of the remaining life expectancy of the insured. Even if the insured granted a general consent that gave the owner of the policy the right to subsequently request and receive medical information from the insured’s health providers, it is possible for the insured to subsequently revoked such consent. Likewise, it is possible that, under applicable law, the consent expires after a certain period of time. Even if the consent is effective, without the cooperation of the insured, it may be difficult to convince the insured’s health care providers of the consent’s efficacy and such health providers may be reluctant to release medical information. These impediments to accessing current medical information can prove to be a significant obstacle to the proper valuation of a policy at the time of either the policy’s purchase or sale.

Risk Factors Related To Our Common Stock

There is a limited public market for our common stock, and any market that may develop could be volatile.

The market for our common stock has been limited due to, among other factors, low public float of our common stock, low trading volume and the small number of brokerage firms acting as market makers. There were 16,921,922 shares of our common stock held by non-affiliates as of March 31, 2021. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to.

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

Our management and two stockholders beneficially own approximately 58% of our outstanding common stock and therefore can exert control over our business.

Members of our management team and two stockholders together beneficially own approximately 58% of our outstanding common stock. This percentage of stock ownership is significant in that it could carry any vote on any matter requiring stockholder approval, including the subsequent election of directors, who in turn appoint all officers. As a result, these persons control the Company, regardless of the vote of other stockholders. As a result, other stockholders may not have an effective voice in our affairs.

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 40,108,441 shares of our common stock that were outstanding as of March 31, 2021, 225,000 of such shares are subject to leak-out agreements. Pursuant to such agreements, each of these stockholder’s common stock can only be sold in an amount equal to 0.0025% (1/4%) of our outstanding securities (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the four quarterly periods beginning on January 1, 2017; 0.01 (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”). Notwithstanding the foregoing, any stockholder subject to a lock-up/leak-out agreement that owns less than 100,000 shares of common stock that are covered thereby, is allowed to sell such stockholder’s common stock. Our remaining outstanding shares are mostly freely tradable under Rule 144 and certain limitations on the number of shares that can be sold quarterly by “affiliates” of the Company as defined under the Securities Act. Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock. See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Part II, Item 5, below for further information. Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

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

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the symbol “SUND.” There is no “established trading market” for our shares of common stock. No assurance can be given that any established trading market for our common stock will develop or be maintained, and if an established trading market develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” or “control securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2021, and 2020. These bid prices were obtained from the FINRA composite feed or other qualified interdealer quotation medium. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2021
April 1 through June 30, 2020	2.00	1.80
July 1 through September 30, 2020	2.00	1.66
October 1 through December 31, 2020	4.20	1.50
January 1 through March 31, 2021	8.25	4.00
March 31, 2020
April 1 through June 30, 2019	1.70	0.80
July 1 through September 30, 2019	1.50	0.80
October 1 through December 31, 2019	1.60	1.50
January 1 through March 31, 2020	4.50	1.60

Holders

We had 94 stockholders of record as of June 29, 2021 and an indeterminate number of stockholders who hold shares in “street name.”

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

Overview

Our historical business model has focused on purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.”

We currently do not hold life settlement or life insurance policies but, rather, previously held a contractual right to receive the net insurance benefits, or “NIBs”, from a portfolio of life insurance policies held by a third party (“the Owners” or “the Holders”). These NIBs represented an indirect, residual ownership interest in a portfolio of individual life insurance policies, and they allowed us to receive a portion of the settlement proceeds from such policies, after expenses related to the acquisition, financing, insuring and servicing of the policies underlying our NIBs have been paid.

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

During the latter part of the fiscal year ended March 31, 2021, we began developing an additional business offering, providing professional services to specialty structured finance groups, bond issuers and life settlement aggregators. We have assembled an experienced team from the life settlement marketplace, as well as from other areas such as financial services and public financial markets. As a professional services provider, we apply industry best practices to advise on the selection of specific portfolios of life insurance policies that are tailored to meet the needs of its clients. Our clients may include bond issuers, bond investors, or other structured finance product issuers. We develop strategies and methodologies which include the acquisition of life insurance portfolios, then uses common structured finance techniques and proprietary analytics to structure bonds for issuances, including principal protected bonds. Our goal is to deliver long-term value and profitability to shareholders by growing our professional services business and asset base, resulting in the ability to pay dividends to its shareholders.

Most recently we began working closely with bond placement agents and aggregators to establish various aspects of a proprietary, investment grade bond offering. In this arrangement, we participate as the sole originator in the role of structuring and advising on the structure of the proprietary bond instrument. Included in the role of structuring financial assets, we use proprietary analytics to establish the makeup of the rated instrument, including but not limited to, life settlement assets (life insurance policies) and managed cash, and implements a process of selective assembly of the underlying assets and cash management that will meet the policy requirements and analytics. We provide current and ongoing resources for all analytics, as well as advisement support for the investment and non-investment grade ratings for the managed asset pool and the managed cash accounts. In our advisory role, we are reimbursed for all expenses associated with the structuring and preparation of any bond offering, will receive an advisory payment upon the closing of any bond offering, and then will hold residual rights on the balance of assets once the bond is retired.

Subsequent to March 31, 2021, we and US Capital Global Securities LLC, an affiliate of US Capital Global, entered into an arrangement wherein we are the lead advisor and lead originator of tailored life insurance portfolios to be used in a life insurance-linked bond offering (“bond offering”) of between $250 million to $500 million. US Capital Global Securities LLC is the lead placement agent and is marketing the bond offering on behalf of the issuer on a best efforts basis to qualified investors. We have worked with Egan Jones rating agency to obtain a minimum of BBB plus to an A minus rating on the bond offering. This initial rating is based upon a sample portfolio of life settlement assets similar to those expected to be utilized in the bond offering. Once a percentage of the bond offering is in escrow, then the actual life settlement portfolios will be purchased and held until the bond offering closes. Once the final group of assets are assembled, then a final rating will be obtained. We have engaged a licensed asset manager, whose projected returns will be approved by the rating agency. Important for the success of the bond is the treatment of the various cash accounts that will support the bond. The two primary accounts will be the Investment account and the Cash Reserve account. These accounts will represent approximately 40% of the total cash raised from the bond offering. The Investment and Cash Reserve accounts are projected to produce sufficient annual returns to support the cost associated to maintain the bonds. A nationally recognized trust manager has been engaged to insure all the workings of the bond are handled properly and timely. An actuarial company has also been engaged to provide the modeling needed for the rating agency, asset manager and bond issuer. For services provided, we will receive a fee upon the closing on the bond offering and will also hold a residual monetary right to cash flows from the life settlement assets once the bond is retired.

Results of Operations

2021 Compared to 2020

General & Administrative Expenses

General and administrative expenses totaled $907,978 and $828,446 during the years ended March 31, 2021, and 2020, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. The slight increase in expenses from March 31, 2020 to March 31, 2021 was primarily due to increased professional fees.

Other Income and Expenses

During the year ended March 31, 2021, we received notice that the full PPP Loan amount of $26,458 had been forgiven. As such, the Company recorded $26,458 of Gain on Extinguishment of Debt.

For the year ended March 31, 2021, other expenses totaled $648,047, consisting of $422,751 of expenses incurred pursuing potential financing alternatives and $225,296 in interest expense.

For the year ended March 31, 2020, other income and expenses totaled $284,388, consisting of $110,000 of expenses incurred pursuing potential financing alternatives and $174,388 in interest expense. The increase in other expenses from March 31, 2020 to March 31, 2021 was primarily due to increases in fees associated with our ongoing efforts to pursue financing alternatives.

Income Taxes

During the years ended March 31, 2021 and 2020, the Company recorded a net loss before income taxes of $1,529,567 and $1,112,834, respectively, and had no income tax expense or benefit during either year as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of March 31, 2021, we had $21,179 of cash, compared to $28,784 as of March 31, 2020. As of March 31, 2021, the Company had access to draw an additional $4,814,192 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $75,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. Outstanding Accounts Payable as of March 31, 2021 totaled $893,674, and other accrued liabilities totaled $711,152. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through June 2022.

2021 Cash Flows Compared to 2020 Cash Flows

For the year ended March 31, 2021, we recorded net cash used in operating activities of $818,363, compared to $750,295 used in operating activities during the year ended March 31, 2020. The increase in cash used in operating activities was primarily due to an increase of operating expenses and cash used in exploring potential financing options.

For the years ended March 31, 2021 and 2020 no cash was used in or provided by investing activities.

During the year ended March 31, 2021 and 2020 net cash provided by financing activities was $810,758, and $778,500, respectively. Financing activities for both years consisted of borrowing on new related party promissory notes and existing notes payable and lines-of-credits.   Additionally, financing activities for the year ended March 31, 2021 included $500,000 in proceeds raised by issuance of our common stock through a private placement memorandum.

Debt

At March 31, 2021, we owed $3,379,698, including accrued interest, for debt obligations. We owed $2,741,808 in principal pursuant to notes payable and lines-of-credits from related parties and had fully paid off the principal owing on the 8% Convertible Debenture. As of March 31, 2021, one note payable and line-of-credit had a principal balance of $859,508 and is due on November 30, 2022, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,056,300, and the line of credit is currently extended through November 30, 2022. A third series of promissory notes had a total principal balance of $826,000 and are due on November 30, 2021. The convertible debenture agreement, which has no principal balance due as of March 31, 2021 is open through November 30, 2021. As of June 29, 2021, there was $4,814,192 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

We may borrow money in the future to finance our operations but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. As the company has no current source of revenues, in order to meet financial obligations, the Company will need to continue to rely on debt financing from related parties and/or raise additional capital. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through June 2022. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. The Company also continues to evaluate other debt and equity financing opportunities.

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations by maturity date as of March 31, 2021:

		Maturity Date
	Total	Year Ended March 31, 2022	Year Ended March 31, 2023	Thereafter

Debt Obligations (1)	$2,741,808	$826,000	$1,915,808	$-
Interest payable	637,890	142,182	495,708	-
Total	$3,379,698	$968,182	$2,411,516	$-

(1)	Debt obligations consist of the principal pursuant to the notes payable and lines-of-credits from related parties (as mentioned above)

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

Stock Based Compensation, We measure stock-based compensation expense related to employee stock-based awards based on the estimated fair value of the awards as determined on the date of grant and is recognized as expense over the remaining requisite service period. We utilize the Black-Scholes option pricing model to estimate the fair value of stock options issued as compensation. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the estimated fair value of our common stock on the date of grant, the expected term of the stock option, and the expected volatility of our common stock over the period equal to the expected term of the grant. We estimate forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

We did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2021 and 2020.

Our recorded values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the Notes Payable, Related Parties and Convertible Debenture approximates the fair values as the interest rate approximates market interest rates.

Off Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sundance Strategies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sundance Strategies, Inc. and Subsidiaries (“the Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations , stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate audit opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Evaluation of a Going Concern

Description of the Critical Audit Matter

As described further in Note 9 to the financial statements, the Company has relied on debt and equity financing to finance operations, as there are not sufficient cash flows from operations, which raises doubt about its ability to continue as a going concern. Management has implemented plans to alleviate the substantial doubt. Management plans to address the concerns, as needed, by (a) utilizing recent financing obtained through notes payable; (b) utilizing current lines of credit. When considering these factors in conjunction with the Company’s operating plan, management believes it has sufficient ability to fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and execution uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

●	We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time.
●	We reviewed and evaluated management’s plans for dealing with adverse effect of these conditions and events that raised doubt about the Company’s ability to continue as a going concern.
●	We tested the reasonableness of management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date.
●	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

Valuation of Equity-based Compensation

Description of the Critical Audit Matter

During the year ended March 31, 2021, the Company issued common stock and warrants that required management to assess the fair value of these instruments in order to record and disclose the transactions. The Company’s common stock does not trade on an active market. The Company utilized a third-party valuation specialist to assist in the determination of the fair value of the Company’s common stock. The valuation specialist utilized an income method approach to discern the equity value of the Company. The model uses certain assumptions related to scenario weighting, revenue and expense projections, weighted average cost of capital and lack of marketability discount.

We identified auditing the valuation of the equity-based compensation as a critical audit matter due to the significant judgements used by the Company in determining value of its common stock. Auditing the determination and valuation of the common stock involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We evaluated the reasonableness and appropriateness of the choice of valuation methodology and model used for valuing the common stock.
●	We tested the reasonableness of the assumptions used by the third-party specialist and the Company in the valuation model, including scenario weighting, revenue and expense projections and discount rates.
●	We tested the accuracy and completeness of data used in developing the assumptions used in the valuation models.
●	We developed an independent expectation for comparison to the Company’s estimates, which included developing our own discount rates.
●	We evaluated the knowledge, skill and ability of the third-party specialist and the specialist’s independence in relation to the Company.
●	We evaluated the accuracy and completeness of the Company’s presentation of these instruments in the financial statements and related disclosures, including evaluating whether such disclosures were in accordance with relevant accounting standards.
●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the valuation models deployed by management.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

June 29, 2021

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	March 31,
	2021	2020

ASSETS

Current Assets
Cash and cash equivalents	$21,179	$28,784
Prepaid expenses and other assets	9,393	2,205

Total Current Assets	$30,572	$30,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$893,675	$481,716
Accrued expenses	215,443	-
Current portion of notes payable, related parties	826,000	-
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,335,118	881,716

Long-Term Liabilities
Accrued expenses	495,708	424,954
Notes payable, related parties, net of current portion	1,915,808	2,450,508

Total Long-Term Liabilities	2,411,516	2,875,462

Total Liabilities	4,746,634	3,757,178

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 40,108,441 and 37,828,441 shares issued and outstanding as of March 31, 2021 and 2020, respectively	40,109	37,829
Additional paid in capital	24,728,638	24,191,224
Accumulated deficit	(29,484,809)	(27,955,242)

Total Stockholders’ Deficit	(4,716,062)	(3,726,189)

Total Liabilities and Stockholders’ Deficit	$30,572	$30,989

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended	Year Ended
	March 31,	March 31,
	2021	2020

Interest Income on Investment in Net Insurance Benefits	$-	$-

General and Administrative Expenses	907,978	828,446

Loss from Operations	(907,978)	(828,446)

Other Income (Expense)
Gain on Extinguishment of Debt	26,458	-
Interest expense	(225,296)	(174,388)
Financing expense	(422,751)	(110,000)

Total Other Income (Expense)	(621,589)	(284,388)

Loss Before Income Taxes	(1,529,567)	(1,112,834)
Income Tax Provision (Benefit)	-	-

Net Loss	$(1,529,567)	$(1,112,834)

Basic:
Loss per share - basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding - basic and diluted	38,904,715	37,828,441

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

For the Years Ended March 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2019	37,828,441	$37,829	$24,191,224	$(26,842,408)	$(2,613,355)

Net Loss	-	-	-	(1,112,834)	(1,112,834)

Balance, March 31, 2020	37,828,441	37,829	24,191,224	(27,955,242)	(3,726,189)

Common stock issued for consulting services	280,000	280	5,964	-	6,244

Common stock issued for director compensation	1,500,000	1,500	31,950	-	33,450

Common stock issued for cash	500,000	500	499,500	-	500,000

Net Loss	-	-	-	(1,529,567)	(1,529,567)

Balance, March 31, 2021	40,108,441	$40,109	$24,728,638	$(29,484,809)	$(4,716,062)

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended March 31.
	2021	2020

Operating Activities

Net Loss	$(1,529,567)	$(1,112,834)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Share based compensation - common stock	39,694	-
Expense paid on behalf of Company by director	7,000	-
Gain on Extinguishment of Debt	(26,458)	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	(7,188)	2,903
Accounts payable	411,959	174,845
Accrued expenses	286,197	184,791

Net Cash used in Operating Activities	(818,363)	(750,295)

Financing Activities

Proceeds from issuance of notes payable, related party	284,300	778,500
Common Stock Issued for Cash	500,000	-
Proceeds from Paycheck Protection Program Loan	26,458	-

Net Cash provided by Financing Activities	810,758	778,500

Net Change in Cash and Cash Equivalents	(7,605)	28,205
Cash and Cash Equivalents at Beginning of Period	28,784	579

Cash and Cash Equivalents at End of Period	$21,179	$28,784

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

Our historical business model has focused on purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.”

During the latter part of the fiscal year ended March 31, 2021, the Company began developing an additional business offering, providing professional services to specialty structured finance groups, bond issuers and life settlement aggregators. The Company has now assembled an experienced team from the life settlement marketplace, as well as from other areas such as financial services and public financial markets. As a professional services provider, the Company applies industry best practices to advise on the selection of specific portfolios of life insurance policies that are tailored to meet the needs of its clients. The Company’s clients may include bond issuers, bond investors, or other structured finance product issuers. The Company develops strategies and methodologies which include the acquisition of life insurance portfolios, then uses common structured finance techniques and proprietary analytics to structure bonds for issuances, including principal protected bonds. The Company’s goal is to deliver long-term value and profitability to shareholders by growing the Company’s professional services business and asset base, resulting in the ability to pay dividends to its shareholders.

Most recently the Company began working closely with bond placement agents and aggregators to establish various aspects of a proprietary, investment grade bond offering. In this arrangement, the Company participates as the sole originator in the role of structuring and advising on the structure of the proprietary bond instrument. Included in the role of structuring financial assets, the Company uses proprietary analytics to establish the makeup of the rated instrument, including but not limited to, life settlement assets (life insurance policies) and managed cash, and implements a process of selective assembly of the underlying assets and cash management that will meet the policy requirements and analytics. The Company provides current and ongoing resources for all analytics, as well as advisement support for the investment and non-investment grade ratings for the managed asset pool and the managed cash accounts. In its advisory role, the Company is reimbursed for all expenses associated with the structuring and preparation of any bond offering, will receive an advisory payment upon the closing of any bond offering, and then will hold residual rights on the balance of assets once the bond is retired.

Subsequent to March 31, 2021, the Company and US Capital Global Securities LLC, an affiliate of US Capital Global, entered into an arrangement wherein the Company is the lead advisor and lead originator of tailored life insurance portfolios to be used in a life insurance-linked bond offering (“bond offering”) of between $250 million to $500 million. US Capital Global Securities LLC is the lead placement agent and is marketing the bond offering on behalf of the issuer on a best efforts basis to qualified investors. The Company has worked with Egan Jones rating agency to obtain a minimum of BBB plus to an A minus rating on the bond offering. This initial rating is based upon a sample portfolio of life settlement assets similar to those expected to be utilized in the bond offering. Once a percentage of the bond offering is in escrow, then the actual life settlement portfolios will be purchased and held until the bond offering closes. Once the final group of assets are assembled, then a final rating will be obtained. The Company has engaged a licensed asset manager, whose projected returns will be approved by the rating agency. Important for the success of the bond is the treatment of the various cash accounts that will support the bond. The two primary accounts will be the Investment account and the Cash Reserve account. These accounts will represent approximately 40% of the total cash raised from the bond offering. The Investment and Cash Reserve accounts are projected to produce sufficient annual returns to support the cost associated to maintain the bonds. A nationally recognized trust manager has been engaged to insure all the workings of the bond are handled properly and timely. An actuarial company has also been engaged to provide the modeling needed for the rating agency, asset manager and bond issuer. For services provided, the Company will receive a fee upon the closing on the bond offering and will also hold a residual monetary right to cash flows from the life settlement assets once the bond is retired.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

Basic and Diluted Net Loss Per Common Share, Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the years ended March 31, 2021 and 2020, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of March 31, 2021 and 2020 include warrants convertible into 3,488,754 and 1,702,000 shares of common stock, respectively.

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

The Company files United States Federal and State income tax returns. The income tax returns of the Company are subject to examination by taxing authorities for three to five years from the date they are filed. The Company has tax returns subject to examination for 2015-2020.

Principles of Consolidation, The consolidated financial statements include the accounts of the Company and its subsidiary. The subsidiary is wholly owned. All intercompany accounts and transactions are eliminated in consolidation.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2021 and 2020.

The Company’s recorded values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the Notes Payable, Related Parties and Convertible Debenture approximates the fair values as the interest rate approximates market interest rates.

(3) NEW ACCOUNTING PRONOUNCEMENTS

Adopted During the Year Ended March 31, 2021

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

(4) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of currency on hand and demand deposits at commercial banks. The Company had $21,179 and $28,784 in cash and cash equivalents as of March 31, 2021, and 2020, respectively. The Company maintains non-interest-bearing accounts at one financial institution. The accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

During August 2020, the Company awarded members of the Board of Directors a total of 1,500,000 shares of the Company’s common stock, in lieu of director cash compensation. The stock awards vested 25% on the date of grant and the remainder of the shares vested equally over the three months following the date grant. As of March 31, 2021, all grant shares were 100% vested. Using a fair value stock price of $0.0223 per share, the transaction resulted in a compensation expense of $33,450, which was fully recognized during the year ended March 31, 2021.

On October 5, 2020, the Company granted one of its consultants 280,000 shares of the Company’s common stock in exchange for services performed. The shares vested upon issuance, and the Company is under no obligation to register the restricted shares. Using a fair value stock price of $0.0223 per share, the transaction resulted in a consulting expense of $6,244, which was fully recognized during the year ended March 31, 2021.

On November 10, 2020, the Company issued a private placement memorandum offering to raise up to $1,000,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. As of March 31, 2021, the Company had received subscription agreements from related parties, which are family members and business associates of a significant stockholder for 500,000 common shares at a purchase price of $1 per share, with proceeds to the Company totaling $500,000.

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

On October 1, 2020, the related party, note payable and line of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors (see Note 6) was amended to include a formal provision that provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued will be based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). In addition, the number of warrants to be issued upon the loaning of additional monies is 2 warrants for each dollar loaned. In this amendment, the due date was extended from August 31, 2021 to November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined above, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide the Radiant Life, LLC with warrants for 579,754 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

As of March 31, 2021 and 2020, the Company held outstanding warrants to related parties totaling 3,488,754 and 1,702,000, respectively. All warrants have an exercise price of $0.05 per share, a five-year life as of the date of grant and expire between November 2024 and October 2025. The estimated fair value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of $0.0223 per share, a risk-free rate of 0.23% to 1.67%, volatility of 20% to 123% and a dividend rate of 0%. The average remaining outstanding life of the warrants as of March 31, 2021, was 4.13 years. The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(6) NOTES PAYABLE, RELATED PARTY

As of March 31, 2021 and 2020, the Company had borrowed $2,741,808 and $2,450,508 respectively, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $513,665 and $288,369 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2021 and March 31, 2020, respectively.

Related Party Promissory Notes

As of both March 31, 2021 and 2020, the Company owed $826,000 under the unsecured promissory notes from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. The promissory notes bear interest at a rate of 8% annually. The notes are due on November 30, 2021, or at the immediate time when alternative financing or other proceeds are received. In addition, as mentioned in Note 5, prior to March 31, 2020, the Company had provided Mr. Dickman warrants for 1,202,000 shares of common stock. During the year ended March 31, 2021, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of March 31, 2021, accrued interest on the notes totaled $142,182. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time.

Related Party Note Payable and Line of Credit Agreements

As of March 31, 2021 and 2020, the Company owed $1,056,300 and $795,000, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. On October 27, 2020, the Company agreed to amend the agreement to extend the due date on the agreement to extend the due date from August 31, 2021 to November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. As of March 31, 2021, the agreement allowed for borrowings of up to $4,600,000. During the year ended March 31, 2021 the Company borrowed $256,800 in cash, and another $7,000 of expense paid on behalf of the Company, totaling and additional $263,800 in principal borrowed under this agreement. During the year ended March 31, 2021, the company repaid $2,500 in principal on this agreement. The note payable and line of credit agreement incurs interest at 7.5% per annum and are collateralized by the Company’s NIBS, if any. As of March 31, 2021, accrued interest on this note totaled $142,511.

As discussed in Note 5, effective April 3, 2020, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. Under this provision, additional warrants for 527,600 shares of common stock were issued in conjunction with the $263,800 borrowed during the year ended March 31, 2021, and warrants for 679,400 shares of common stock were issued in conjunction with the October 2020 due date extension, bringing the total number of warrants issued to the related party lender to 1,707,000 as of March 31, 2021 (see Note 5 for further details on these warrants). These warrants have an exercise price of $0.05 per share and have a 5-year exercise window from the respective dates of issuance.

As of March 31, 2021 and 2020, the Company owed $859,508 and $829,508 in principal, respectively, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. On October 1, 2020, the related party, note payable and line of credit agreement was amended to extend the due date from August 31, 2021 to November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the year ended March 31, 2021 the Company borrowed $30,000 of principal under this agreement and made no repayments. As of March 31, 2021, accrued interest on this agreement totaled $228,972.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

As per the provision outlined in Note 5, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide the Radiant Life, LLC with warrants for 579,754 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement.

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90 day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to December 1, 2020. On July 13, 2020, the Company agreed to amend the convertible debenture agreement to extend the due date and conversion rights from December 1, 2020 to November 30, 2021. As of March 31, 2021 and 2020, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an accrued expense obligation at March 31, 2021 and 2020.

(8) OTHER DEBT

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

On December 9, 2020, the Company received notice that the full PPP Loan amount of $26,458 had been forgiven. As such, the Company recorded $26,458 of Gain on Extinguishment of Debt on its Statement of Operations for the year ended March 31, 2021.

(9) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of March 31, 2021, the Company had $21,179 of cash assets, compared to $28,784 as of March 31, 2020. As of March 31, 2021, the Company had access to draw an additional $4,814,192 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the year ended March 31, 2021, the Company’s average monthly operating expenses were approximately $75,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. The Company anticipates the average monthly expenses of $75,000 to decrease by approximately $10,000 over the next 12 months, resulting in ongoing, average monthly expenses of approximately $65,000. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $422,751 and $110,000 were incurred during the years ended March 31, 2021, and 2020, respectively. As management continues to explore additional financing alternatives, beginning April 1, 2021 the Company is expected to spend up to an additional $400,000 on these efforts. Outstanding Accounts Payable as of March 31, 2021 totaled $893,674. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through June 2022. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

The Company recorded no provision for income taxes for the years ended March 31, 2021 and 2020.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 21% to pretax income from continuing operations for the years ended March 31, 2021 and 2020, due to the following:

	2021	2020

Income tax benefit at U. S. federal statutory rates:	$(321,209)	$(233,695)
State tax, net of federal benefit	(59,814)	(43,517)
Permanent and other differences	6,616	20
Change in valuation allowance	374,407	277,273
Change in statutory rate	-	-
Other	-	(81)
	$-	$-

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

The tax effects of significant items comprising the Company’s net deferred taxes as of March 31, 2021 and 2020 were as follows:

	2021	2020
Deferred Tax assets:
Net operating loss carry forwards	$6,948,511	$6,574,104
Stock and warrant compensation	479,708	479,708
Valuation allowance	(7,428,219)	(7,053,812)
Net deferred tax asset	$-	$-
Deferred tax liability:
Investment in net insurance benefits	-
Net deferred tax liability	$-	$-

The Company assesses the need for a valuation allowance against its deferred income tax assets at March 31, 2021. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. During the year ended March 31, 2018, the underlying policies related to the Company’s NIBs were subject to foreclosure (see Note 1). As a result, the Company has placed a 100% valuation allowance on the deferred tax assets. The deferred tax assets primarily relate to net operating loss carryforwards.

As of March 31, 2021, the Company has U.S. federal net operating loss carryforwards of $27,893,903. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2021. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

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

(11) SUBSEQUENT EVENTS

Subsequent to year end, the following events transpired:

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd.. This promissory note bears interest at a rate of 8% annually and is due July 5, 2021. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd.. In conjunction with this note, the Company issued a warrant for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note.

On May 4, 2021, the Company issued 1,200,000 shares of the Company’s common stock to members of the Board of Directors. The stock awards vested 25% on the date of grant and the remainder of the shares vested equally over the three months following the date grant. Using a fair value stock price of $0.062 per share, the transaction resulted in a compensation expense of $73,200, which is to be recognized according to the vesting schedule outlined above.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this Annual Report on Form 10-K.

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

Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2021, our internal control over financial reporting was effective.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note  with Satco International, Ltd.. This promissory note bears interest at a rate of 8% annually and is due July 5, 2021. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd.. In conjunction with this note, the Company issued a warrant for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note.

On May 4, 2021, the Company issued 1,200,000 shares of the Company’s common stock to members of the Board of Directors. The stock awards vested 25% on the date of grant and the remainder of the shares vested equally over the three months following the date grant. Using a fair value stock price of $0.061 per share, the transaction resulted in a compensation expense of $73,200, which is to be recognized according to the vesting schedule outlined above.

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

Background and Business Experience

Kraig T. Higginson is 64 years of age and was appointed to the position of Chairman of the Board of Directors. Mr. Higginson served as Chief Executive Officer of VIA Motors, Inc. (“Via Motors”), a hybrid electric vehicle company (PHEV), from November 2010 to January 2014, where he was responsible for overseeing the management and business of Via Motors and its employees. From October 2003 until November 2010, he served as Chairman of the Board of Directors of Raser Technologies, Inc. (“Raser Technologies”), which was an NYSE listed company at that time. Mr. Higginson resigned as a director of Raser Technologies on February 11, 2011. Raser Technologies filed bankruptcy proceedings on April 29, 2011, and was subsequently delisted from NYSE. Mr. Higginson also founded American Telemedia Network, Inc. (“American Telemedia”), a publicly-traded NASDAQ company that developed a nationwide satellite network broadcasting data, video programming and advertising to shopping centers and malls, and he served as President and Chief Executive Officer of American Telemedia from 1984 through 1988.

Mr. Glenn S. Dickman is 71 years of age. In 1984, Mr. Dickman started a “sales rack” jobbing operation supplying grocery stores with movies for rent and purchase. As founder and CEO of Video II, the business grew from servicing one store to over 1,400 located in 38 states. Video II had over 400 employees at one time, with Mr. Dickman overseeing all facets of the business as its CEO. In 2005, Mr. Dickman sold his interest in Video II, and has since concentrated his efforts on a variety of investments, including stocks and real estate.

Stephen Quesenberry is 58 years old. He has practiced law since 1989 in Washington and Utah, including complex business litigation and SEC matters. Mr. Quesenberry was one of the (many) attorneys representing Exxon Shipping in the Exxon Valdez litigation in Alaska in the early 1990s. Mr. Quesenberry has also been a principal in various property development projects in Washington and elsewhere. Mr. Quesenberry graduated from Brigham Young University in 1986 with a degree in English and was a pitcher for the BYU Cougars varsity baseball team from 1983-1986. He attended law school at the University of Kansas from 1986-1989, where he was an editor of the Kansas Law Review and a member of the Order of the Coif. He also speaks fluent German.

Mr. Randall F. Pearson is 66 years old. He is currently serving as a member of the Board of Directors and as President and Principal Financial Officer. Mr. Pearson has served as President of the Company since inception in 2013. Prior to Sundance he worked with JWD Management Corp. for 26 years. During his time with JWD Management he served in several positions including Vice President of Operations, Vice President, President and CEO. JWD Management was a nationally recognized distribution supplier providing products to grocery stores in 33 states and managing over 450 employees. Prior to JWD Management he worked with Capital Resources investing in and managing his own and client owned residential and commercial real estate properties. Mr. Pearson attended Brigham Young University until 1977, received his real estate brokers license in 1977 and his Series 7 securities license in 1978.

Significant Employee

Lisa L. Fuller, Esq. is 56 years of age and is our general legal counsel. She is licensed in California, Texas and Oklahoma, with 15 years of law firm experience and 10 years of in-house counsel experience in the areas of tax, contracts, corporations and partnerships, estate planning, insurance and exempt organizations. From 2009 to the beginning of April 2013, she was general legal counsel for NorthStar Life Services, LLC, of Irvine, California, the Servicer, of the current portfolio of policies underlying the Company’s NIBs, where she managed a four person legal department; Structured international and domestic companies and transactions, reviewed and negotiated contracts; Managed all company litigation; tax planning (U.S. and internationally, with a focus in Luxembourg, Germany and the Cayman Islands); and oversaw purchase of a European financial institution and assisted with obtaining various approvals from regulators related to business plans and deposits. She also served as general legal counsel for Pacifica Group, LLC, of Irvine, California, a predecessor of NorthStar, from 2006 until 2009, where, in addition to other services similar to those performed for NorthStar, she lobbied for the passage of regulations related to life settlements. She graduated from New York University, New York, NY, with an LL.M. Degree in Taxation, 1993; the University of Oklahoma, Norman, OK, receiving a J.D. Degree, 1992; and Trinity University, San Antonio, TX, receiving a B.A. Degree in Finance, 1988. Lisa is a member of the Bar Associations of Oklahoma and Texas.

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

Number of Meetings

The Board held a total of one (1) meeting during the fiscal year ended March 31, 2021. Each incumbent director attended the Board meetings. Although we do not have a formal policy regarding attendance by directors at our annual meeting, we encourage directors to attend.

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

ITEM 11: EXECUTIVE COMPENSATION

Director Compensation

The following table outlines information regarding equity awards granted to our named executive officers or directors for the fiscal year ended March 31, 2021 and 2020 (no equity awards granted during 2020):

Equity Awards Granted during fiscal year ended March 31, 2021

Name	Date of Grant	Shares	$ Value
Randall F. Pearson	10/1/20	300,000	$6,690
Glenn S. Dickman	10/1/20	300,000	$6,690
Stephen E. Quesenberry	10/1/20	300,000	$6,690
Kraig T. Higginson	10/1/20	600,000	$13,880

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

The Board relies on its judgment in making compensation decisions after reviewing our performance and evaluating our executives’ leadership abilities and responsibilities with our Company and their current compensation arrangements. The Board’s assessment process is designed to be flexible so as to better respond to the evolving business environment and individual circumstances. The last Annual Meeting of Stockholders was held in 2016.

Role of Compensation Consultant. We have not engaged a compensation consultant.

Elements of Compensation

Our executive compensation objectives and principles are implemented through the use of the following elements of compensation, each discussed more fully below:

●	Base Salary

●	Annual Incentive Bonuses

●	Stock-Based Compensation

●	Other Benefits

Base Salary. The Board approved the salaries of all our executive officers for Fiscal Year 2021. Base salaries are offered to ensure that our executive officers receive an ongoing level of compensation. Salary decisions concerning these officers were based upon a variety of considerations consistent with the compensation philosophy stated above. First, salaries were competitively set relative to both other companies in our industry and other comparable companies. The Board considered each officer’s level of responsibility and individual performance, including an assessment of the person’s overall value to the Company. In addition, internal equity among employees was factored into the decision. Finally, the Board considered our financial performance and our ability to absorb any increases in salaries.

Annual Incentive Bonuses. Annual incentive bonuses are designed to reward extraordinary performance by our executives. For Fiscal Year 2021, the Board did not precisely define the parameters of a bonus program for the Named Executive Officers, and no bonuses were awarded to the Named Executive Officers.

Stock-Based Compensation. Each Named Executive Officer or Director is eligible to receive stock-based compensation. Stock-based compensation is designed to more closely align the interests of management with those of our stockholders. We do not have any securities authorized for issuance under an equity compensation plan, or any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation. On September 14, 2020 the Company awarded members of the Board of Directors a total of 1,500,000 shares of the Company’s common stock, in lieu of director cash compensation. The stock awards vested 25% on the date of grant and the remainder of the shares vested equally over the three months following the date grant. As of March 31, 2021, all grant shares were 100% vested. Using a fair value stock price of $0.0223 per share, the transaction resulted in a compensation expense of $33,450, which was fully recognized in the year ended March 31, 2021.

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

Summary Compensation Table

The following information presents the compensation paid to our executive officers in Fiscal Year 2021 and 2020. We refer to these executive officers as the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Randall F. Pearson	2021	136,900	—	6,690	—	—	—	143,590
President, Principal Executive Officer and Principal Financial Officer	2020	120,000	—	—	—	—	—	120,000

(1)	The fair value of stock awards was calculated in accordance with FASB ASC Topic 718, using a fair value stock price of $0.0223 per share (see Note 5 to the Consolidated Financial Statements)

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

Percentage ownership in the table below is based on 41,308,441 shares of common stock outstanding as of June 29, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of June 29, 2021 are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Sundance Strategies, Inc., Attention: Randall F. Pearson, 4626 North 300 West, Suite No. 365, Provo, Utah 84604.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Kraig T. Higginson (1)	4,472,000	10.8%
Glenn S. Dickman (5)	3,969,881	9.6%
Randall F. Pearson	1,191,432	2.9%
Stephen E. Quesenberry	970,206	2.4%

All executive officers and directors as a group (4 persons)	10,603,519	25.7%

5% Stockholders Not Listed Above
ZOE, LLC (2)	10,100,000	24.5%
Ty Mattingly (3)	3,500,000	8.5%
Smartrade Consulting, Inc. (4)	4,000,000	9.7%
Radiant Life, LLC (2)	3,031,754	7.3%

(1)	Mr. Higginson’s ownership includes 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; 425,000 shares owned by Peoples Philanthropic, 370,000 shares owned by Ecosystems Resources LLC and 600,000 shares owned by KGPR, LLC. Also included are 1,707,000 warrants held by Mr. Higginson.

(2)	ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 31.8%. On December 6, 2018, the Company agreed to repurchase 6,000,000 shares from ZOE, LLC (see note 5 for more detail). The address of ZOE, LLC is 4626 N. 300 W., Provo, Utah 84604. The address of Radiant Life, LLC is 4626 N. 300 W., Provo, Utah 84604. Mr. Burton’s ownership includes 579,754 held by Radiant Life, LLC.

(3)	Mr. Mattingly’s ownership includes 3,500,000 shares owned in the name of Primary Colors, LLC. On December 6, 2018, the Company agreed to repurchase 1,500,000 shares from North Shore Foundation, LLP, an entity beneficially owned by Mr. Mattingly (see note 5 for more detail). Mr. Mattingly is the beneficial owner of Primary Colors, LLC.

(4)	Smartrade Consulting, Inc. is held by Summit Trustees PLLC for the beneficial owner, Lam Ping of Hong Kong. The address of Smartrade Consulting, Inc. is 22G Tower 4, The Metropolis, 8 Mau Yip Road, Tsung Kwan Q, N.T., Hong Kong.

(5)	Mr. Dickman’s ownership includes 1,202,000 warrants.

Changes in Control

See the heading “Business Development” of Part I, Item 1. To the knowledge of management, there are no arrangements or understandings that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2021, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

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

As of March 31, 2021 and 2020, the Company had borrowed $2,741,808 and $2,450,508 respectively, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $513,665 and $288,369 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2021 and March 31, 2020, respectively.

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

On October 1, 2020, the related party, note payable and line of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors (see Note 6) was amended to include a formal provision that provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued will be based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). In addition, the number of warrants to be issued upon the loaning of additional monies is 2 warrants for each dollar loaned. In this amendment, the due date was extended from August 31, 2021 to November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined above, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide the Radiant Life, LLC with warrants for 579,754 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement.

As of March 31, 2021 and 2020, the Company held outstanding warrants to related parties totaling 3,488,754 and 1,702,000, respectively. All warrants have an exercise price of $0.05 per share, a five-year life as of the date of grant and expire between November 2024 and October 2025. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of $0.0223 per share, a risk-free rate of 0.23% to 1.67%, volatility of 20% to 123% and a dividend rate of 0%. The average remaining outstanding life of the warrants as of March 31, 2021, was 4.13 years. The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

As of both March 31, 2021 and 2020, the Company owed $826,000 under the unsecured promissory notes from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. The promissory notes bear interest at a rate of 8% annually. The notes are due on November 30, 2021, or at the immediate time when alternative financing or other proceeds are received. In addition, as mentioned in Note 5, prior to March 31, 2020, the Company had provided Mr. Dickman warrants for 1,202,000 shares of common stock. During the year ended March 31, 2021, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of March 31, 2021, accrued interest on the notes totaled $142,182. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time.

Related Party Note Payable and Line of Credit Agreements

As of March 31, 2021 and 2020, the Company owed $1,056,300 and $795,000, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. On October 27, 2020, the Company agreed to amend the agreement to extend the due date on the agreement to extend the due date from August 31, 2021 to November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. As of March 31, 2021, the agreement allowed for borrowings of up to $4,600,000. During the year ended March 31, 2021 the Company borrowed $256,800 in cash, and another $7,000 of expense paid on behalf of the Company, totaling and additional $263,800 in principal borrowed under this agreement. During the year ended March 31, 2021, the company repaid $2,500 in principal on this agreement. The note payable and line of credit agreement incurs interest at 7.5% per annum and are collateralized by the Company’s NIBS, if any. As of March 31, 2021, accrued interest on this note totaled $142,511.

Effective April 3, 2020, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. Under this provision, additional warrants for 527,600 shares of common stock were issued in conjunction with the $263,800 borrowed during the year ended March 31, 2021, and warrants for 679,400 shares of common stock were issued in conjunction with the October 2020 due date extension, bringing the total number of warrants issued to the related party lender to 1,707,000 as of March 31, 2021. These warrants have an exercise price of $0.05 per share and have a 5-year exercise window from the respective dates of issuance.

As of March 31, 2021 and 2020, the Company owed $859,508 and $829,508 in principal, respectively, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. On October 1, 2020, the related party, note payable and line of credit agreement was amended to extend the due date from August 31, 2021 to November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the year ended March 31, 2021 the Company borrowed $30,000 of principal under this agreement and made no repayments. As of March 31, 2021, accrued interest on this agreement totaled $228,972.

As per the provision outlined in Note 5 of the Company’s financial statements, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide the Radiant Life, LLC with warrants for 579,754 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2021, and 2020:

Fee Category	2021	2020
Audit Fees	$46,000	$46,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$46,000	$46,000

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

(3)	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)

10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.27	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated April 10, 2019.
10.28	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019
10.29	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated February 4, 2020
10.30	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 8, 2020
10.31	First Amendment to the Note Payable and Line of Credit Agreement between Sundance Strategies, Inc. and Kraig Higginson, dated April 3, 2020
10.32	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019
10.33	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated July 13, 2020
10.34	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated December 19, 2019
10.35	Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated April 6, 2021*
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**

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

SUNDANCE STRATEGIES, INC.

Date: June 29, 2021	By:	/s/ Randall F. Pearson
Randall F. Pearson
President, Principal Executive Officer and Principal Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Kraig T. Higginson	Chairman of the Board of Directors	June 29, 2021
Kraig T. Higginson

/s/ Randall F. Pearson	President (Principal Executive Officer),	June 29, 2021
Randall F. Pearson	Director and Principal Financial Officer

/s/ Glenn S. Dickman	Director	June 29, 2021
Glenn S. Dickman

/s/ Stephen E. Quesenberry	Director	June 29, 2021
Stephen E. Quesenberry

