Form 10-Q
period 2021-06-30
Sundance Strategies, Inc.
filed 2021-08-16
CIK 1171838

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, the registrant had 41,308,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	March 31,
	2021	2021

ASSETS

Current Assets
Cash and cash equivalents	$18,950	$21,179
Prepaid expenses and other assets	6,518	9,393

Total Current Assets	$25,468	$30,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$555,555	$893,675
Accrued expenses	254,189	215,443
Notes payable	300,000	-
Current portion of notes payable, related parties	826,000	826,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,335,744	2,335,118

Long-Term Liabilities
Accrued expenses	535,753	495,708
Notes payable, related parties, net of current portion	1,915,808	1,915,808

Total Long-Term Liabilities	2,451,561	2,411,516

Total Liabilities	4,787,305	4,746,634

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 41,308,441 and 40,108,441 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	41,309	40,109
Additional paid in capital	24,782,878	24,728,638
Accumulated deficit	(29,586,024)	(29,484,809)

Total Stockholders’ Deficit	(4,761,837)	(4,716,062)

Total Liabilities and Stockholders’ Deficit	$25,468	$30,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2021	2020

Interest Income on Investment in Net Insurance Benefits	$-	$-

General and Administrative Expenses	243,461	124,341

Loss from Operations	(243,461)	(124,341)

Other Income (Expense)
Gain on settlement of liabilities	285,192	-
Interest expense	(65,385)	(52,245)
Financing expense	(77,561)	(74,500)

Total Other Income (Expense)	142,246	(126,745)

Loss Before Income Taxes	(101,215)	(251,086)
Income Tax Provision (Benefit)	-	-

Net Loss	$(101,215)	$(251,086)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	40,864,963	37,828,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended June 30, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2021	40,108,441	$40,109	$24,728,638	$(29,484,809)	$(4,716,062)

Common stock issued for director compensation	1,200,000	1,200	54,240	-	55,440

Net loss	-	-	-	(101,215)	(101,215)

Balance, June 30, 2021	41,308,441	41,309	24,782,878	(29,586,024)	(4,761,837)

Balance, March 31, 2020	37,828,441	37,829	24,191,224	(27,955,242)	(3,726,189)

Net loss	-	-	-	(251,086)	(251,086)

Balance, June 30, 2020	37,828,441	$37,829	$24,191,224	$(28,206,328)	$(3,977,275)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2021	2020

Operating Activities

Net Loss	$(101,215)	$(251,086)
Adjustments to reconcile to net cash used in operating activities:
Share based compensation - common stock	55,440	-
Gain on settlement of liabilities	(285,192)	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	2,875	-
Accounts payable	(52,928)	18,101
Accrued expenses	78,791	64,605

Net Cash used in Operating Activities	(302,229)	(168,380)

Financing Activities

Proceeds from issuance of notes payable, related party	-	125,000
Proceeds from issuance of Notes payable	300,000	-
Proceeds from Paycheck Protection Program loan	-	26,458

Net Cash provided by Financing Activities	300,000	151,458

Net Change in Cash and Cash Equivalents	(2,229)	(16,922)
Cash and Cash Equivalents at Beginning of Period	21,179	28,784

Cash and Cash Equivalents at End of Period	$18,950	$11,862

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, which was filed with the SEC on June 29, 2021. The results from operations for the three-month period ended June 30, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2022.

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

Our historical business model has focused on purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable and other obligations representing part of or all of the sales price of insurance, life settlements and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.”

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

During the quarter ended June 30, 2021, the Company and US Capital Global Securities LLC, an affiliate of US Capital Global, entered into an arrangement wherein the Company is the lead advisor and lead originator of tailored life insurance portfolios to be used in a life insurance-linked bond offering (“bond offering”) of between $250 million to $500 million. US Capital Global Securities LLC is the lead placement agent and is marketing the bond offering on behalf of the issuer on a best-efforts basis to qualified investors. The Company has worked with Egan Jones rating agency to obtain a minimum of BBB plus to an A minus rating on the bond offering. This initial rating is based upon a sample portfolio of life settlement assets similar to those expected to be utilized in the bond offering. Once a percentage of the bond offering is in escrow, then the actual life settlement portfolios will be purchased and held until the bond offering closes. Once the final group of assets are assembled, then a final rating will be obtained. The Company has engaged a licensed asset manager, whose projected returns will be approved by the rating agency. Important for the success of the bond is the treatment of the various cash accounts that will support the bond. The two primary accounts will be the Investment account and the Cash Reserve account. These accounts will represent approximately 40% of the total cash raised from the bond offering. The Investment and Cash Reserve accounts are projected to produce sufficient annual returns to support the cost associated to maintain the bonds. A nationally recognized trust manager has been engaged to insure all the workings of the bond are handled properly and timely. An actuarial company has also been engaged to provide the modeling needed for the rating agency, asset manager and bond issuer. For services provided, the Company will receive a fee upon the closing on the bond offering and will also hold a residual monetary right to cash flows from the life settlement assets once the bond is retired.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed below.

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three months ended June 30, 2021 and 2020, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of June 30, 2021 and 2020 are comprised of warrants convertible into 4,488,754 and 1,952,000 shares of common stock, respectively.

New Accounting Pronouncements

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of June 30, 2021, the Company had $18,950 of cash assets, compared to $21,179 as of March 31, 2021. As of June 30, 2021, the Company had access to draw an additional $4,814,192 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the three months ended June 30, 2021, the Company’s average monthly operating expenses were approximately $81,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. The Company anticipates the average monthly expenses of $81,000 to decrease by approximately $6,000 over the next 12 months, resulting in ongoing, average monthly expenses of approximately $75,000. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $77,561 were incurred during the three months ended June 30, 2021. As management continues to explore additional financing alternatives, beginning July 1, 2021 the Company is expected to spend up to an additional $400,000 on these efforts. Outstanding Accounts Payable as of June 30, 2021 totaled $555,555. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through August 2022. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

June 30, 2021

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the three months ended June 30, 2021 and 2020.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximate the fair values as the interest rate approximates market interest rates.

(4) STOCKHOLDERS’ EQUITY

Common Stock

On May 4, 2021, the Company issued 1,200,000 shares of the Company’s common stock to members of the Board of Directors in lieu of director compensation. The stock awards vested 25% on the date of grant and the remainder of the shares vested equally over the three months following the date granted. Using a fair value stock price of $0.062 per share, the transaction resulted in a compensation expense of $73,920, of which $55,440 was recognized during the three months ended June 30, 2021, and the remainder will be recognized during the three months ending September 30, 2021 according to the vesting schedule outlined above.

Warrants to Purchase Common Stock

Effective April 3, 2020, the related party note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder (see Note 6) was amended to include a formal provision that provides the related party lender with common stock warrants upon the lender’s extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued will be based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Effective April 3, 2020, the number of warrants to be issued upon the loaning of additional monies is 2 warrants for each dollar loaned.

In addition, Mr. Dickman, the holder of the related party unsecured promissory notes (see Note 6) has informed the Company that, at such time the Company requests either an extension or additional monies from the lender, in addition to interest, the lender will require 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lender will also require 2 warrants for each dollar loaned.

On October 1, 2020, the related party note payable and line of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors (see Note 6) was amended to include a formal provision that provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued will be based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). In addition, the number of warrants to be issued upon the loaning of additional monies is 2 warrants for each dollar loaned.

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. (see Note 5). This promissory note bears interest at a rate of 8% annually and is due July 5, 2021. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd.. In conjunction with this note, the Company issued a warrant for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of $0.062 per share, a risk-free rate of 0.35%, volatility of 50.3% and a dividend rate of 0%.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

As of June 30, 2021 and March 31, 2021, the Company held outstanding warrants to related parties totaling 4,488,754 and 3,488,754, respectively. 3,488,754 warrants have an exercise price of $0.05 per share, a five-year life as of the date of grant and expire between November 2024 and October 2025. 1,000,000 warrants have an exercise price of $1.00 per share, a three-year life as of the date of grant and expire in April 2024. The estimated fair value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The average remaining outstanding life of the warrants as of March 31, 2021, was 3.63 years. The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd.. This promissory note bears interest at a rate of 8% annually and is due July 5, 2021. Subsequent to June 30, 2021, the due date of this note was extended to October 6, 2021 (see Note 8). This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd.. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note.

(6) NOTES PAYABLE, RELATED PARTY

As of both June 30, 2021, and March 31, 2021, the Company had borrowed $2,741,808 excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $573,462 and $513,665 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2021 and March 31, 2021, respectively.

Related Party Promissory Notes

As of both June 30, 2021 and March 31, 2021, the Company owed $826,000 under the unsecured promissory notes from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. The promissory notes bear interest at a rate of 8% annually. The notes are due on November 30, 2021, or at the immediate time when alternative financing or other proceeds are received. During the three months ended June 30, 2021, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of June 30, 2021, accrued interest on the notes totaled $161,684. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time.

Related Party Note Payable and Line of Credit Agreements

As of both June 30, 2020 and March 31, 2021, the Company owed $1,056,300, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The note is due November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. As of June 30, 2021, the agreement allowed for borrowings of up to $4,600,000. During the three months ended June 30, 2021, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. The note payable and line of credit agreement incurs interest at 7.5% per annum and are collateralized by the Company’s NIBS, if any. As of June 30, 2021, accrued interest on this note totaled $162,262. As discussed in Note 5, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. No new warrants were issued during the three months ended June 30, 2021. The total number of warrants issued to the related party lender was 1,707,000 as of June 30, 2021 (see Note 5 for further details on these warrants). These warrants have an exercise price of $0.05 per share and have a 5-year exercise window from the respective dates of issuance.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

As of June 30, 2021 and March 31, 2021, the Company owed $859,508 in principle under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The principal and interest on the note are due November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the three months ended June 30, 2021 the Company neither borrowed nor repaid any principal under this agreement. As of June 30, 2021, accrued interest on this agreement totaled $249,545. As discussed in Note 5, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. No new warrants were issued during the three months ended June 30, 2021. The total number of warrants issued to the related party lender was 579,754 as of June 30, 2021 (see Note 5 for further details on these warrants). These warrants have an exercise price of $0.05 per share and have a 5-year exercise window from the respective dates of issuance.

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to December 1, 2020. As of June 30, 2021 and March 31, 2021, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2021 and March 31, 2021.

(8) SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the following events transpired:

On August 9, 2021, the unsecured promissory note with Satco International, Ltd. (see Note 5) was amended to extend the due date from July 5, 2021 to October 6, 2021, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

On July 29, 2021, the Company borrowed an additional $50,000 on Notes Payable, Related Party line of credit with Radiant Life, LLC. In conjunction with this specific loan event, a one-time agreement specifies that the associated warrants issued totaled 50,000, have an exercise price of $2.00, and expire in 5 years.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the three months ended June 30, 2021 and 2020. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2021.

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

During the quarter ended June 30, 2021, we and US Capital Global Securities LLC, an affiliate of US Capital Global, entered into an arrangement wherein we are the lead advisor and lead originator of tailored life insurance portfolios to be used in a life insurance-linked bond offering (“bond offering”) of between $250 million to $500 million. US Capital Global Securities LLC is the lead placement agent and is marketing the bond offering on behalf of the issuer on a best-efforts basis to qualified investors. We have worked with Egan Jones rating agency to obtain a minimum of BBB plus to an A minus rating on the bond offering. This initial rating is based upon a sample portfolio of life settlement assets similar to those expected to be utilized in the bond offering. Once a percentage of the bond offering is in escrow, then the actual life settlement portfolios will be purchased and held until the bond offering closes. Once the final group of assets are assembled, then a final rating will be obtained. We have engaged a licensed asset manager, whose projected returns will be approved by the rating agency. Important for the success of the bond is the treatment of the various cash accounts that will support the bond. The two primary accounts will be the Investment account and the Cash Reserve account. These accounts will represent approximately 40% of the total cash raised from the bond offering. The Investment and Cash Reserve accounts are projected to produce sufficient annual returns to support the cost associated to maintain the bonds. A nationally recognized trust manager has been engaged to insure all the workings of the bond are handled properly and timely. An actuarial company has also been engaged to provide the modeling needed for the rating agency, asset manager and bond issuer. For services provided, we will receive a fee upon the closing on the bond offering and will also hold a residual monetary right to cash flows from the life settlement assets once the bond is retired.

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

Results of Operations

Three-Months Ended June 30, 2021, Compared with Three-Months Ended June 30, 2020

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the three months ended June 30, 2021 or 2020.

General & Administrative Expenses

General and administrative expenses totaled $243,461 and $124,341 during the three months ended June 30, 2021, and 2020, respectively. A significant portion of these expenses were professional fees and payroll costs. The increase in expenses was primarily due to the compensation expense related to the common stock issued to our directors, as well as increased professional fees.

Other Income and Expenses

During the three months ended June 30, 2021, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $285,192. The gain was recorded as a gain on settlement of liabilities.

For the three months ended June 30, 2021 and 2020, other expenses related to pursuing potential financing alternatives were $77,561 and $74,500, respectively.

During the three months ended June 30, 2021, and 2020, interest expense accrued in the amount of $65,385 and $52,245, respectively. The increased interest expense was due slightly higher principal balances on our notes payable, as well as the effects of compounding interest.

Income Taxes

During the three months ended June 30, 2021, the Company recorded a net loss before income taxes of $101,215 and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of June 30, 2021, we had $18,950 of cash, compared to $21,179 as of March 31, 2021. As of June 30, 2021, the Company had access to draw an additional $4,814,192 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $75,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of June 30, 2021 totaled $555,555, and other accrued liabilities totaled $789,942. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through August 2022.

Debt

At June 30, 2021, we owed $3,745,084, including accrued interest, for debt obligations. We owed $2,741,808 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of June 30, 2021, one note payable and line-of-credit had a principal balance of $859,508 and is due on November 30, 2022, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,056,300, and the line of credit is currently extended through November 30, 2022. At June 30, 2021, unsecured promissory notes had principal balances totaling $826,000 and are due November 30, 2021. The convertible debenture agreement, which has no principal balance due as of June 30, 2021 is open through November 30, 2021. As of August 16, 2021, there was $4,764,192 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

Critical Accounting Policies and Estimates

See Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, which was filed with the SEC on June 29, 2021.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2021, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended June 30, 2021 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended June 30, 2021.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.35*	Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated April 6, 2021

Exhibit 10.36**	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated August 9, 2021

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, Principal Financial Officer.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Randall F. Pearson, President and Principal Financial Officer.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission on August 10, 2020, and incorporated by reference herein.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: August 16, 2021	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

