Form 10-Q
period 2021-09-30
Sundance Strategies, Inc.
filed 2021-11-15
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2021, the registrant had 41,348,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$939	$21,179
Prepaid expenses and other assets	17,643	9,393

Total Current Assets	$18,582	$30,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$551,216	$893,675
Accrued expenses	410,291	215,443
Notes payable	300,000	-
Current portion of notes payable, related parties	876,000	826,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,537,507	2,335,118

Long-Term Liabilities
Accrued expenses	453,269	495,708
Notes payable, related parties, net of current portion	2,025,808	1,915,808

Total Long-Term Liabilities	2,479,077	2,411,516

Total Liabilities	5,016,584	4,746,634

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 41,308,441 and 40,108,441 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	41,309	40,109
Additional paid in capital	24,801,358	24,728,638
Accumulated deficit	(29,840,669)	(29,484,809)

Total Stockholders’ Deficit	(4,998,002)	(4,716,062)

Total Liabilities and Stockholders’ Deficit	$18,582	$30,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Income from Investments	$-	$-	$-	$-

General and Administrative Expenses	172,144	235,918	415,605	360,259

Loss from Operations	(172,144)	(235,918)	(415,605)	(360,259)

Other Income (Expense)
Gain on settlement of liabilities	-	-	285,192	-
Interest expense	(68,352)	(55,945)	(133,737)	(108,190)
Financing expense	(10,000)	(40,730)	(87,561)	(115,230)

Total Other Income (Expense)	(78,352)	(96,675)	63,894	(223,420)

Loss Before Income Taxes	(250,496)	(332,593)	(351,711)	(583,679)
Income Tax Provision (Benefit)	4,149	-	4,149	-

Net Loss	$(254,645)	$(332,593)	$(355,860)	$(583,679)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	41,308,441	37,828,441	41,086,702	37,828,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended September 30, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2021	40,108,441	$40,109	$24,728,638	$(29,484,809)	$(4,716,062)

Common stock issued for director compensation	1,200,000	1,200	54,240	-	55,440

Net loss	-	-	-	(101,215)	(101,215)

Balance, June 30, 2021	41,308,441	41,309	24,782,878	(29,586,024)	(4,761,837)

Stock-based compensation - director shares	-	-	18,480	-	18,480

Net loss	-	-	-	(254,645)	(254,645)

Balance, September 30, 2021	41,308,441	$41,309	$24,801,358	$(29,840,669)	$(4,998,002)

Balance, March 31, 2020	37,828,441	$37,829	$24,191,224	$(27,955,242)	$(3,726,189)

Net loss	-	-	-	(251,086)	(251,086)

Balance, June 30, 2020	37,828,441	37,829	24,191,224	(28,206,328)	(3,977,275)

Net loss	-	-	-	(332,593)	(332,593)

Balance, September 30, 2020	37,828,441	$37,829	$24,191,224	$(28,538,921)	$(4,309,868)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2021	2020

Operating Activities

Net Loss	$(355,860)	$(583,679)
Adjustments to reconcile to net cash used in operating activities:
Share based compensation - common stock	73,920	-
Expense paid on behalf of Company by director	-	7,000
Gain on settlement of liabilities	(285,192)	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	(8,250)	-
Accounts payable	(57,267)	141,479
Accrued expenses	152,409	143,910

Net Cash used in Operating Activities	(480,240)	(291,290)

Financing Activities

Proceeds from issuance of notes payable, related party	160,000	238,500
Proceeds from issuance of Notes payable	300,000	-
Proceeds from Paycheck Protection Program loan	-	26,458

Net Cash provided by Financing Activities	460,000	264,958

Net Change in Cash and Cash Equivalents	(20,240)	(26,332)
Cash and Cash Equivalents at Beginning of Period	21,179	28,784

Cash and Cash Equivalents at End of Period	$939	$2,452

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

No Assurance is provided on these financial statements

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, which was filed with the SEC on June 29, 2021. The results from operations for the three-month period ended September 30, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2022.

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

September 30, 2021

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

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three and six months ended September 30, 2021 and 2020, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of September 30, 2021 and 2020 are comprised of warrants convertible into 4,758,754 and 2,133,000 shares of common stock, respectively.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of September 30, 2021, the Company had $939 of cash assets, compared to $21,179 as of March 31, 2021. As of September 30, 2021, the Company had access to draw an additional $4,704,192 on the notes payable, related party (see Note 6) and $2,700,000 on the Convertible Debenture Agreement (See Note 7). For the six months ended September 30, 2021, the Company’s average monthly operating expenses were approximately $70,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. The Company anticipates the average monthly expenses of $70,000 to decrease by approximately $6,000 over the next 12 months, resulting in ongoing, average monthly expenses of approximately $64,000. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $10,000 were incurred during the three months ended September 30, 2021. As management continues to explore additional financing alternatives, beginning October 1, 2021 the Company is expected to spend up to an additional $400,000 on these efforts. Outstanding Accounts Payable as of September 30, 2021 totaled $551,216. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through November 2022. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

The outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

September 30, 2021

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the six months ended September 30, 2021 and 2020.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximate the fair values as the interest rate approximates market interest rates.

(4) STOCKHOLDERS’ EQUITY

Common Stock

On May 4, 2021, the Company issued 1,200,000 shares of the Company’s common stock to members of the Board of Directors in lieu of director compensation. The stock awards vested 25% on the date of grant and the remainder of the shares vested equally over the three months following the date granted. Using a fair value stock price of $0.062 per share, the transaction resulted in a compensation expense of $73,920, of which $55,440 was recognized during the three months ended June 30, 2021, and the remainder was recognized during the three months ending September 30, 2021.

Warrants to Purchase Common Stock

The following table summarizes the changes in warrants outstanding of the Company during the six months ended September 30, 2021:

	Number of Warrants	Weighted Average Exercise Price ($)

Outstanding at March 31, 2021	3,488,754	$0.05
Granted	1,270,000	$0.87
Outstanding at September 30, 2021	4,758,754	$0.27

During the fiscal year ended March 31, 2021, the Company’s related party lenders consisting of: the Chairman of the Board of Directors and a stockholder, Radiant Life, LLC and Mr. Dickman, the holder of the related party unsecured promissory notes, all amended their agreements to provide each related party with common stock warrants upon the lender’s extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued for an extension is based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lender will also require 2 warrants for each dollar loaned. All warrants issued under these terms have an exercise price of $0.05 and expire 5 years from the date of issuance.

During the six months ended September 30, 2021, the Company issued 200,000 warrants to Radiant Life, LLC and 20,000 warrants to the Chairman of the Board of Directors and a stockholder in conjunction with monies borrowed during the period (see Note 6) per the terms outlined above.

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

On July 29, 2021, the Company borrowed an additional $50,000 from Radiant Life, LLC, a related party. In conjunction with this specific loan event, a one-time agreement specifies that the associated warrants issued totaled 50,000, have an exercise price of $2.00, and expire in 5 years.

The following table summarizes the warrants issued and outstanding as of September 30, 2021:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)

0.05	3,708,754	3,708,754	3.93	185,438
1.00	1,000,000	1,000,000	2.52	1,000,000
2.00	50,000	50,000	4.84	100,000
	4,758,754	4,758,754		1,285,438

The estimated fair value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The average remaining outstanding life of the warrants as of March 31, 2021, was 3.47 years. The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and is due October 6, 2021. Subsequent to September 30, 2021, the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from October 6, 2021 to January 6, 2022, or at the immediate time when alternative financing or other proceeds are received.  This extension has no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. As of September 30, 2021, accrued interest on the note totaled $11,638.

(6) NOTES PAYABLE, RELATED PARTY

As of September 30, 2021, and March 31, 2021, the Company had borrowed $2,901,808 and $2,741,808 excluding accrued interest, respectively, from related parties. The interest associated with the Notes Payable, Related Party of $635,765 and $513,665 is recorded on the balance sheet as an Accrued Expense obligation at September 30, 2021 and March 31, 2021, respectively.

Related Party Promissory Notes

As of both September 30, 2021 and March 31, 2021, the Company owed $826,000 under the unsecured promissory notes from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. The promissory notes bear interest at a rate of 8% annually. The notes are due on November 30, 2021, or at the immediate time when alternative financing or other proceeds are received. During the six months ended September 30, 2021, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of September 30, 2021, accrued interest on the notes totaled $181,800. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time.

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party on the date of the agreement, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC. The promissory note bears interest at a rate of 8% annually and is due on July 29, 2022. In conjunction with this specific loan event, the agreement awards Radiant Life, LLC with 50,000 common stock warrants, which have an exercise price of $2.00, and expire in 5 years (see Note 4). As of September 30, 2021, accrued interest on the note totaled $695.

Related Party Note Payable and Line of Credit Agreements

As of September 30, 2021 and March 31, 2021, the Company owed $1,066,300 and $1,056,300, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The note is due November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. As of September 30, 2021, the agreement allowed for borrowings of up to $4,600,000. During the six months ended September 30, 2021, the Company borrowed an additional $10,000 under the agreement and did not make any principal repayments. The note payable and line of credit agreement incurs interest at 7.5% per annum and are collateralized by the Company’s NIBS, if any. As of September 30, 2021, accrued interest on this note totaled $182,304. As discussed in Note 5, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. During the six months ended September 30, 2021, the Company issued 20,000 warrants for $10,000 borrowed during the period. The total number of warrants issued to the related party lender was 1,727,000 as of September 30, 2021 (see Note 5 for further details on these warrants). These warrants have an exercise price of $0.05 per share and have a 5-year exercise window from the respective dates of issuance.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

As of September 30, 2021 and March 31, 2021, the Company owed $959,508 and $859,508 in principle, respectively, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The principal and interest on the note are due November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the six months ended September 30, 2021, the Company borrowed an additional $100,000 under the agreement and did not make any principal repayments. As of September 30, 2021, accrued interest on this agreement totaled $270,966. As discussed in Note 5, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. Under the existing agreement, 200,000 warrants were issued for $100,000 borrowed during the six months ended September 30, 2021. These warrants have an exercise price of $0.05 per share and have a 5-year exercise window from the respective dates of issuance.

The total number of warrants issued to the related party lender, including the warrants issued in conjunction with the one-time lending event, was 829,754 as of September 30, 2021 (see Note 5 for further details on these warrants).

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to July 5, 2021. On August 9, 2021, the note was amended to extend the due date from July 5, 2021 to November 30, 2021, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

As of September 30, 2021 and March 31, 2021, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at September 30, 2021 and March 31, 2021.

(8) SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the following events transpired:

On November 5, 2021, the Company issued a private placement memorandum offering to raise up to $500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. As of November 15, 2021, the Company has received a subscription agreement from an introduction through related parties, which is a business association of a stockholder for 40,000 common shares at a purchase price of $5 per share, including 200,000 warrants exercisable at $5 per share over the next five years. Proceeds to the Company totaled $200,000.

On November 9, 2021 the unsecured promissory note with Satco International, Ltd. (see Note 5) was amended to extend the due date from October 6, 2021 to January 6, 2022, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the six months ended September 30, 2021 and 2020. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2021.

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

During the latter part of the fiscal year ended March 31, 2021, we began developing an additional business offering, providing professional services to specialty structured finance groups, bond issuers and life settlement aggregators. We have assembled an experienced team from the life settlement marketplace, as well as from other areas such as financial services and public financial markets. As a professional services provider, we apply industry best practices to advise on the selection of specific portfolios of life insurance policies that are tailored to meet the needs of its clients. Our clients may include bond issuers, bond investors, or other structured finance product issuers. We develop strategies and methodologies which include the acquisition of life insurance portfolios, then use common structured finance techniques and proprietary analytics to structure bonds for issuances, including principal protected bonds. Our goal is to deliver long-term value and profitability to shareholders by growing our professional services business and asset base, resulting in the ability to pay dividends to its shareholders.

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

Results of Operations

Three-Months Ended September 30, 2021, Compared with Three-Months Ended September 30, 2020

Income from Investments

Due to the Company not holding NIBs, no interest income was recorded for the three months ended September 30, 2021 or 2020.

General & Administrative Expenses

General and administrative expenses totaled $172,144 and $235,918 during the three months ended September 30, 2021, and 2020, respectively. A significant portion of these expenses were professional fees and payroll costs. The decrease in expenses was primarily due to a decrease in professional fees.

Other Income and Expenses

For the three months ended September 30, 2021 and 2020, other expenses related to pursuing potential financing alternatives were $10,000 and $40,730, respectively.

During the three months ended September 30, 2021, and 2020, interest expense accrued in the amount of $68,352 and $55,945, respectively. The increased interest expense was due to higher principal balances on our notes payable.

Income Taxes

During the three months ended September 30, 2021, the Company recorded a net loss before income taxes of $250,496 and had an income tax expense of $4,149 due to minimum income and franchise taxes across various state jurisdictions with all other deferred income tax expense or benefit being offset as a result of a full valuation allowance on the net deferred tax asset.

Six-Months Ended September 30, 2021, Compared with Six-Months Ended September 30, 2020

Income from Investments

Due to the Company not holding NIBs, no interest income was recorded for the six months ended September 30, 2021 or 2020.

General & Administrative Expenses

General and administrative expenses totaled $415,605 and $360,259 during the six months ended September 30, 2021, and 2020, respectively. A significant portion of these expenses were professional fees and payroll costs. The increase in expenses was primarily due to the compensation expense related to the common stock issued to our directors.

Other Income and Expenses

During the six months ended September 30, 2021, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $285,192. The gain was recorded as a gain on settlement of liabilities.

For the six months ended September 30, 2021 and 2020, other expenses related to pursuing potential financing alternatives were $87,561 and $115,230, respectively.

During the six months ended September 30, 2021, and 2020, interest expense accrued in the amount of $133,737 and $108,190, respectively. The increased interest expense was due slightly higher principal balances on our notes payable.

Income Taxes

During the six months ended September 30, 2021, the Company recorded a net loss before income taxes of $351,711 and had an income tax expense of $4,149 due to minimum income and franchise taxes across various state jurisdictions with all other deferred income tax expense or benefit being offset as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related and unrelated parties and the issuance of convertible debentures. As of September 30, 2021, we had $939 of cash, compared to $21,179 as of March 31, 2021. As of September 30, 2021, the Company had access to draw an additional $4,704,192 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $70,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, and estimated legal and accounting expenses. Outstanding Accounts Payable as of September 30, 2021 totaled $551,216, short term notes payable totaled $300,000, short term notes payable to related parties totaled $876,000, and other accrued liabilities totaled $863,560. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through November 2022.

Debt

At September 30, 2021, we owed $3,973,350, including accrued interest, for debt obligations. We owed $2,901,808 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of September 30, 2021, one note payable and line-of-credit had a principal balance of $959,508 and is due on November 30, 2022, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,066,300, and the line of credit is currently extended through November 30, 2022. At September 30, 2021, unsecured promissory notes with related parties had principal balances totaling $876,000, with $50,000 due July 29, 2021 and the remaining $826,000 due November 30, 2021. The convertible debenture agreement, which has no principal balance due as of September 30, 2021 is open through November 30, 2021. As of November 15, 2021, there was $4,704,192 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2021, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended September 30, 2021 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended September 30, 2021.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1*	Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated April 6, 2021

Exhibit 10. 2**	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated August 9, 2021

Exhibit 10.3+	Promissory Note between Sundance Strategies, Inc. and Radiant Life, LLC, dated July 29, 2021

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, Principal Financial Officer.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Randall F. Pearson, President and Principal Financial Officer.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission on June 29, 2021, and incorporated herein by reference.

** Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 16, 2021, and incorporated herein by reference.

+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: November 15, 2021	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

