Form 10-Q
period 2021-12-31
Sundance Strategies, Inc.
filed 2022-02-14
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

As of February 14, 2022, the registrant had 41,348,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$53,393	$21,179
Prepaid expenses and other assets	13,872	9,393

Total Current Assets	$67,265	$30,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$557,522	$893,675
Accrued expenses	315,336	215,443
Notes payable	300,000	-
Current portion of notes payable, related parties	876,000	826,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,448,858	2,335,118

Long-Term Liabilities
Accrued expenses	621,132	495,708
Notes payable, related parties, net of current portion	2,025,808	1,915,808

Total Long-Term Liabilities	2,646,940	2,411,516

Total Liabilities	5,095,798	4,746,634

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 41,348,441 and 40,108,441 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	41,349	40,109
Additional paid in capital	25,001,318	24,728,638
Accumulated deficit	(30,071,200)	(29,484,809)

Total Stockholders’ Deficit	(5,028,533)	(4,716,062)

Total Liabilities and Stockholders’ Deficit	$67,265	$30,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Income from Investments	$-	$-	$-	$-

General and Administrative Expenses	149,086	277,298	564,691	637,557

Loss from Operations	(149,086)	(277,298)	(564,691)	(637,557)

Other Income (Expense)
Gain on extinguishment of debt	-	26,458	-	26,458
Gain on settlement of liabilities	-	-	285,192	-
Interest expense	(71,245)	(58,720)	(204,982)	(166,910)
Financing expense	(10,200)	(170,000)	(97,761)	(285,230)

Total Other Expense	(81,445)	(202,262)	(17,551)	(425,682)

Loss Before Income Taxes	(230,531)	(479,560)	(582,242)	(1,063,239)
Income Tax Provision (Benefit)	-	-	4,149	-

Net Loss	$(230,531)	$(479,560)	$(586,391)	$(1,063,239)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	41,333,224	39,868,006	41,168,876	38,508,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended December 31, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2021	40,108,441	$40,109	$24,728,638	$(29,484,809)	$(4,716,062)

Common stock issued for director compensation	1,200,000	1,200	54,240	-	55,440

Net loss	-	-	-	(101,215)	(101,215)

Balance, June 30, 2021	41,308,441	41,309	24,782,878	(29,586,024)	(4,761,837)

Stock-based compensation - director shares	-	-	18,480	-	18,480

Net loss	-	-	-	(254,645)	(254,645)

Balance, September 30, 2021	41,308,441	41,309	24,801,358	(29,840,669)	(4,998,002)

Common stock and warrants issued for cash	40,000	40	199,960	-	200,000

Net loss	-	-	-	(230,531)	(230,531)

Balance, December 31, 2021	41,348,441	$41,349	$25,001,318	$(30,071,200)	$(5,028,533)

Balance, March 31, 2020	37,828,441	$37,829	$24,191,224	$(27,955,242)	$(3,726,189)

Net loss	-	-	-	(251,086)	(251,086)

Balance, June 30, 2020	37,828,441	37,829	24,191,224	(28,206,328)	(3,977,275)

Net loss	-	-	-	(332,593)	(332,593)

Balance, September 30, 2020	37,828,441	37,829	24,191,224	(28,538,921)	(4,309,868)

Common stock issued for consulting services	280,000	280	5,964	-	6,244

Common stock issued for director compensation	1,500,000	1,500	31,950	-	33,450

Common stock issued for cash	500,000	500	499,500	-	500,000

Net loss	-	-	-	(479,560)	(479,560)

Balance, December 31, 2020	40,108,441	$40,109	$24,728,638	$(29,018,481)	$(4,249,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2021	2020

Operating Activities

Net Loss	$(586,391)	$(1,063,239)
Adjustments to reconcile to net cash used in operating activities:
Share based compensation - common stock	73,920	39,694
Expense paid on behalf of Company by director	-	7,000
Gain on settlement of liabilities	(285,192)	-
Gain on extinguishment of debt	-	(26,458)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(4,479)	(10,063)
Accounts payable	(50,961)	193,796
Accrued expenses	225,317	206,531

Net Cash used in Operating Activities	(627,786)	(652,739)

Financing Activities

Proceeds from issuance of notes payable, related party	160,000	284,300
Proceeds from issuance of Notes payable	300,000	-
Common Stock Issued for Cash	200,000	500,000
Proceeds from Paycheck Protection Program loan	-	26,458

Net Cash provided by Financing Activities	660,000	810,758

Net Change in Cash and Cash Equivalents	32,214	158,019
Cash and Cash Equivalents at Beginning of Period	21,179	28,784

Cash and Cash Equivalents at End of Period	$53,393	$186,803

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, which was filed with the SEC on June 29, 2021. The results from operations for the three-month period ended December 31, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2022.

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

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three and nine months ended December 31, 2021 and 2020, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of December 31, 2021 and 2020 are comprised of warrants convertible into 4,958,754 and 3,488,754 shares of common stock, respectively.

New Accounting Pronouncements

Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of December 31, 2021, the Company had $53,393 of cash assets, compared to $21,179 as of March 31, 2021. As of December 31, 2021, the Company had access to draw an additional $4,704,192 on the notes payable, related party (see Note 6) and $2,700,000 on the Convertible Debenture Agreement (See Note 7). For the nine months ended December 31, 2021, the Company’s average monthly operating expenses were approximately $50,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $10,200 were incurred during the three months ended December 31, 2021. As management continues to explore additional financing alternatives, beginning January 1, 2022 the Company is expected to spend up to an additional $400,000 on these efforts. Outstanding Accounts Payable as of December 31, 2021 totaled $557,222. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through February 2023. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the nine months ended December 31, 2021 and 2020.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximate the fair values as the interest rate approximates market interest rates.

(4) STOCKHOLDERS’ EQUITY

Common Stock

On May 4, 2021, the Company issued 1,200,000 shares of the Company’s common stock to members of the Board of Directors in lieu of director compensation. The stock awards vested 25% on the date of grant and the remainder of the shares vested equally over the three months following the date granted. Using a fair value stock price of $0.062 per share, the transaction resulted in a compensation expense of $73,920, of which $55,440 was partially recognized during the three months ended June 30, 2021, and the remainder was recognized during the three months ending September 30, 2021.

On October 29, 2021, the Company issued a private placement memorandum offering to raise up to $500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. On November 5, 2021, the Company received a subscription agreement from an investor, for 40,000 common shares at a purchase price of $5 per share, including 200,000 warrants exercisable at $5 per share, vested immediately upon issuance, with a five year expiration. Proceeds to the Company totaled $200,000.

Warrants to Purchase Common Stock

The following table summarizes the changes in warrants outstanding of the Company during the nine months ended December 31, 2021:

	Number of Warrants	Weighted Average Exercise Price ($)

Outstanding at March 31, 2021	3,488,754	$0.05
Granted	1,470,000	$1.44
Outstanding at December 31, 2021	4,958,754	$0.46

During the fiscal year ended March 31, 2021, the Company’s related party lenders consisting of: the Chairman of the Board of Directors and a stockholder, Radiant Life, LLC and Mr. Dickman, the holder of the related party unsecured promissory notes, all amended their agreements to provide each related party with common stock warrants upon the lender’s extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued for an extension is based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lender will also require 2 warrants for each dollar loaned. All warrants issued under these terms vested immediately upon issuance, have an exercise price of $0.05 and expire 5 years from the date of issuance.

During the nine months ended December 31, 2021, the Company issued 200,000 warrants to Radiant Life, LLC and 20,000 warrants to the Chairman of the Board of Directors and a stockholder in conjunction with monies borrowed during the period (see Note 6) per the terms outlined above.

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. (see Note 5). In conjunction with this note, the Company issued a warrant for 1,000,000 shares of common stock, vested immediately upon issuance, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of $0.062 per share, a risk-free rate of 0.35%, volatility of 50.3% and a dividend rate of 0%.

On July 29, 2021, the Company borrowed an additional $50,000 from Radiant Life, LLC, a related party. In conjunction with this specific loan event, a one-time agreement specifies that the associated warrants issued totaled 50,000, vested immediately upon issuance, have an exercise price of $2.00, and expire in 5 years.

On November 5, 2021, the Company issued 40,000 common shares of its common stock to an investor at a purchase price of $5 per share, including 200,000 warrants exercisable at $5 per share, vested immediately upon issuance, with a five year expiration. Proceeds to the Company totaled $200,000.

The following table summarizes the warrants issued and outstanding as of December 31, 2021:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)

0.05	3,708,754	3,708,754	3.68	185,438
1.00	1,000,000	1,000,000	2.27	1,000,000
2.00	50,000	50,000	4.59	100,000
5.00	200,000	200,000	4.85	1,000,000
	4,958,754	4,958,754		2,285,438

The estimated fair value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The average remaining outstanding life of the warrants as of December 31, 2021, was 3.28 years. The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due January 6, 2022. Subsequent to December 31, 2021, the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from January 6, 2022 to April 6, 2022, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see note 7). In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. As of December 31, 2021, accrued interest on the note totaled $17,688.

(6) NOTES PAYABLE, RELATED PARTY

As of December 31, 2021, and March 31, 2021, the Company had borrowed $2,901,808 and $2,741,808 excluding accrued interest, respectively, from related parties. The interest associated with the Notes Payable, Related Party of $700,960 and $513,665 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2021 and March 31, 2021, respectively.

Related Party Promissory Notes

As of both December 31, 2021 and March 31, 2021, the Company owed $826,000 under the unsecured promissory notes from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors. The promissory notes bear interest at a rate of 8% annually. The notes were due on November 30, 2021, and subsequent to December 31, 2021 was extended to October 31, 2022, or at the immediate time when alternative financing or other proceeds are received. During the nine months ended December 31, 2021, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of December 31, 2021, accrued interest on the notes totaled $202,326. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time.

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party on the date of the agreement, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC. The promissory note bears interest at a rate of 8% annually and is due on July 29, 2022. In conjunction with this specific loan event, the agreement awards Radiant Life, LLC with 50,000 common stock warrants, which have an exercise price of $2.00, and expire in 5 years (see Note 4). As of December 31, 2021, accrued interest on the note totaled $1,033.

Related Party Note Payable and Line of Credit Agreements

As of December 31, 2021 and March 31, 2021, the Company owed $1,066,300 and $1,056,300, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The note was due November 30, 2022. Subsequent to December 31, 2021, the agreement was amended to extend the due date from November 30, 2022 to November 30, 2023, or at the immediate time when alternative financing or other proceeds are received. As of December 31, 2021, the agreement allowed for borrowings of up to $4,600,000. During the nine months ended December 31, 2021, the Company borrowed an additional $10,000 under the agreement and did not make any principal repayments. The note payable and line of credit agreement incurs interest at 7.5% per annum and are collateralized by the Company’s NIBS, if any. As of December 31, 2021, accrued interest on this note totaled $202,461. As discussed in Note 5, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. During the nine months ended December 31, 2021, the Company issued 20,000 warrants for $10,000 borrowed during the period. The total number of warrants issued to the related party lender was 1,727,000 as of December 31, 2021 (see Note 5 for further details on these warrants). These warrants have an exercise price of $0.05 per share and have a 5-year exercise window from the respective dates of issuance.

As of December 31, 2021 and March 31, 2021, the Company owed $959,508 and $859,508 in principle, respectively, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The principal and interest on the note were due November 30, 2022. Subsequent to December 31, 2021, the agreement was amended to extend the due date from November 30, 2022 to November 30, 2023, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the nine months ended December 31, 2021, the Company borrowed an additional $100,000 under the agreement and did not make any principal repayments. As of December 31, 2021, accrued interest on this agreement totaled $294,445. As discussed in Note 5, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. Under the existing agreement, 200,000 warrants were issued for $100,000 borrowed during the nine months ended December 31, 2021. These warrants have an exercise price of $0.05 per share and have a 5-year exercise window from the respective dates of issuance.

The total number of warrants issued to the related party lender, including the warrants issued in conjunction with the one-time lending event, was 829,754 as of December 31, 2021 (see Note 5 for further details on these warrants).

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to July 5, 2021. On August 9, 2021, the note was amended to extend the due date from July 5, 2021 to November 30, 2021 , or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

As of December 31, 2021 and March 31, 2021, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2021 and March 31, 2021.

(8) SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the following events transpired:

The Company borrowed an additional $100,000 under the note payable and lines of credit agreement with Radiant Life, LLC and, in conjunction, issued 200,000 warrants.

On January 1, 2022, the Company entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires the Company to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and the Company successfully reaching certain milestones. Further, the agreement requires the Company to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into the Company’s common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and the Company successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which the Company will be an advisor.

On February 2, 2021 the unsecured promissory note with Satco International, Ltd. (see Note 5) was amended to extend the due date from January 6, 2022 to April 6, 2022, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

On February 7, 2022, the related party note payable and line of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors (see Note 5) was amended to extend the due date from November 30, 2022 to November 30, 2023, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide Radiant Life, LLC with warrants for 649,754 shares of common stock vested immediately upon issuance, with an exercise price of $0.05 per share and a 5-year exercise window from the date of the extension agreement.

On February 7, 2022, the related party note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder (see Note 5) was amended to extend the due date from November 30, 2022 to November 30, 2023, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 653,150 shares of common stock, vested immediately upon issuance, with an exercise price of $0.05 per share and a 5-year exercise window from the date of the extension agreement.

On February 8, 2022, the Company agreed to amend the 8% convertible debenture agreement with Satco International, Ltd. (see Note 7) to extend the due date and conversion rights from November 30, 2022 to November 30, 2023.

On February 10, 2022, the unsecured promissory notes from Mr. Glenn S. Dickman, a stockholder and member of the Board of Directors (see Note 5) were amended to extend the due date from November 30, 2022 to October 31, 2022, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the promissory notes, the Company also agreed to provide Mr. Dickman with warrants for 488,583 shares of common stock, vested immediately upon issuance, with an exercise price of $0.05 per share and a 5-year exercise window from the date of the extension agreement.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the nine months ended December 31, 2021 and 2020. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2021.

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

Results of Operations

Three-Months Ended December 31, 2021, Compared with Three-Months Ended December 31, 2020

Income from Investments

Due to the Company not holding NIBs, no interest income was recorded for the three months ended December 31, 2021 or 2020.

General & Administrative Expenses

General and administrative expenses totaled $149,086 and $277,298 during the three months ended December 31, 2021, and 2020, respectively. A significant portion of these expenses were professional fees and payroll costs. The decrease in expenses was primarily due to a decrease in professional fees.

Other Income and Expenses

For the three months ended December 31, 2021 and 2020, other expenses related to pursuing potential financing alternatives were $10,200 and $170,000, respectively.

During the three months ended December 31, 2021, and 2020, interest expense accrued in the amount of $71,245 and $58,720, respectively. The increased interest expense was due to higher principal balances on our notes payable.

Income Taxes

During the three months ended December 31, 2021, the Company recorded a net loss before income taxes of $230,531 and had no income tax expense, and all other deferred income tax expense or benefit being offset as a result of a full valuation allowance on the net deferred tax asset.

Nine-Months Ended December 31, 2021, Compared with Nine-Months Ended December 31, 2020

Income from Investments

Due to the Company not holding NIBs, no interest income was recorded for the nine months ended December 31, 2021 or 2020.

General & Administrative Expenses

General and administrative expenses totaled $564,691 and $637,557 during the nine months ended December 31, 2021, and 2020, respectively. A significant portion of these expenses were professional fees and payroll costs. The decrease in expenses was primarily due to the compensation expense related to the common stock issued to our directors during the nine months ended December 31, 2020.

Other Income and Expenses

During the nine months ended December 31, 2021, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $285,192. The gain was recorded as a gain on settlement of liabilities.

For the nine months ended December 31, 2021 and 2020, other expenses related to pursuing potential financing alternatives were $97,761 and $285,230, respectively.

During the nine months ended December 31, 2021, and 2020, interest expense accrued in the amount of $204,982 and $166,910, respectively. The increased interest expense was due slightly higher principal balances on our notes payable.

Income Taxes

During the nine months ended December 31, 2021, the Company recorded a net loss before income taxes of $582,242 and had an income tax expense of $4,149 due to minimum income and franchise taxes across various state jurisdictions with all other deferred income tax expense or benefit being offset as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related and unrelated parties and the issuance of convertible debentures. As of December 31, 2021, we had $53,393 of cash, compared to $21,179 as of March 31, 2021. As of December 31, 2021, the Company had access to draw an additional $4,704,192 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $50,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, and estimated legal and accounting expenses. Outstanding Accounts Payable as of December 31, 2021 totaled $557,522, short term notes payable totaled $300,000, short term notes payable to related parties totaled $876,000, and other accrued liabilities totaled $936,468. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through February 2023.

Debt

At December 31, 2021, we owed $4,044,681, including accrued interest, for debt obligations. We owed $3,201,808 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of December 31, 2021, one note payable and line-of-credit had a principal balance of $959,508 and is due on November 30, 2023, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,066,300, and the line of credit is currently extended through November 30, 2023. At December 31, 2021, unsecured promissory notes with related parties had principal balances totaling $876,000, with $50,000 due November 30, 2022 and the remaining $826,000 due July 1, 2022. The convertible debenture agreement, which has no principal balance as of December 31, 2021 is open through October 31, 2022. As of February 14, 2021, there was $4,704,192 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2021, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended December 31, 2021 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2021, the Company issued a private placement memorandum offering to raise up to $500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. On November 5, 2021, the Company received a subscription agreement from an investor, for 40,000 common shares at a purchase price of $5 per share, including 200,000 warrants exercisable at $5 per share, vested immediately upon issuance, with a five-year expiration. Proceeds to the Company totaled $200,000.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended December 31, 2021.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1*	Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated April 6, 2021

Exhibit 10.2**	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated August 9, 2021

Exhibit 10.3***	Promissory Note between Sundance Strategies, Inc. and Radiant Life, LLC, dated July 29, 2021

Exhibit 10.4+	Private Placement Memorandum, effective November 5, 2022

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, Principal Financial Officer.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Randall F. Pearson, President and Principal Financial Officer.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

*** Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Securities and Exchange Commission on November 15, 2021, and incorporated herein by reference.

+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: February 14, 2021	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

