Form 10-K
period 2022-03-31
Sundance Strategies, Inc.
filed 2022-06-29
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

As of June 29, 2022 the registrant had 41,408,441 shares of common stock, par value $0.001, issued and outstanding. The aggregate market value of common shares held by non-affiliates as of September 30, 2021 (the most recent second quarter) was $103,208,050.

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

During the latter part of the year ended March 31, 2021, we began working closely with bond placement agents and aggregators to establish various aspects of a proprietary, investment grade bond offering. In this arrangement, we participate as the sole originator in the role of structuring and advising on the structure of the proprietary bond instrument. Included in the role of structuring financial assets, we use proprietary analytics to establish the makeup of the rated instrument, including but not limited to, life settlement assets (life insurance policies) and managed cash, and implements a process of selective assembly of the underlying assets and cash management that will meet the policy requirements and analytics. We provide current and ongoing resources for all analytics, as well as advisement support for the investment and non-investment grade ratings for the managed asset pool and the managed cash accounts. In our advisory role, we are reimbursed for all expenses associated with the structuring and preparation of any bond offering, will receive an advisory payment upon the closing of any bond offering, and then will hold residual rights on the balance of assets once the bond is retired.

On January 1, 2022, we entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires us to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and us successfully reaching certain milestones. Further, the agreement requires us to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and us successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which we will be an advisor. As of the issuance of these financial statements, none of the milestones related to the potential issuance of equity have been met.

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

Employees

On March 31, 2022, we had one full-time employee: Randall F. Pearson, our President.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties including those described at length in the Risk Factors section below. We consider the following to be our most material risks:

●	A pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.
●	We have historically used significant amounts of cash in operating activities since our inception and may continue to use significant amounts of cash for operating activities in the foreseeable future.
●	We are pursuing opportunities relating to the tokenization and sale of digital assets that are subject to volatile market prices, impairment and unique risks of loss.
●	Our management team relies on outside consultants and others in our industry to make informed business decisions; potential conflicts of interest involving those parties who are relied upon could adversely affect the execution of our business model
●	Current and future federal regulation under the Dodd-Frank Act’s consumer protection provisions may have an adverse effect on our business and our planned business operations.
●	General economic conditions could have an adverse effect on our business.
●	The costs in time and expense of being a publicly-held company are substantial and will only increase if our business model is successful.
●	Inadequate funding will impede execution of our business model.
●	We may be unable to access capital on a timely basis to fund our operations, which would adversely affect our ability to continue as a going concern.
●	We may default on our obligations under various debt arrangements, which may accelerate our repayment obligations or otherwise limit our access to future financing.
●	We are new to the bond, life settlement, and financial advisory industry and may not be able to successfully compete in this industry.
●	Historically, 99% of our total assets are interests in life settlement policies, resulting in a lack of diversification of assets and concentration in assets that are subject to significant fluctuations in value.
●	Limitations to the financial model we use may result in inaccurate or incomplete projections of future cash flow from the insurance policies.
●	The individuals insured by the life insurance policies may live longer than their actuarial life expectancies and thereby, cash flows from life insurance policies may be delayed.
●	Having relatively few insureds could cause the overall performance to be unduly influenced by a relatively small number of underlying policies that perform better or worse than expected.
●	Increased general market interests rates could increase the carrying costs of the life insurance policies and reduce the related cash flows.
●	Changes to foreign banking laws and regulations or decreased lending capacity for life settlements could have a negative impact on ability of Holders to obtain loans with respect to purchases of life settlements.
●	Holders may be required to obtain MRI coverage as a condition of our business model, which, if unavailable, could potentially increase our risk of failure.
●	The lapse of life insurance policies will result in the entire loss of our interest in the death benefits from those particular policies.
●	Actual results from life settlement products may not match expected results, which could reduce returns and also adversely affect the ability to service and grow a portfolio for actuarial stability.
●	The limited number of sellers of life settlement products in the secondary market may limit the ability to negotiate favorable prices in the acquisition of such life settlement interests.
●	We do not track concentrations of pre-existing medical conditions of insureds in our guidelines for purchasing life settlement products.
●	If life settlement products are determined to be “securities,” Holders may be required to register as an investment company under the Investment Company Act, which would substantially increase SEC reporting costs and oversight of a Holder’s business operations.
●	There is poor liquidity in the secondary market for life insurance and life settlements.
●	Life settlements, and therefore our common stock, are highly speculative and may lose all of their value.
●	Policies may be determined to have been issued without an “insurable interest” and could be void or voidable.
●	Additional insurable interest concerns regarding life insurance policies originated pursuant to premium finance transactions may also result in adverse decisions that could effect policies.
●	Fraud in the application for life insurance can also affect assets and interest in policies.
●	The risk of litigation with issuing insurance companies could substantially raise our costs of operation and increase our risk of loss.

●	The contestation of the life insurance policies by the applicable issuing insurance companies could result in the loss of the benefits from such life insurance policies.
●	Increases in cost of insurance could reduce estimated returns and lower revenues.
●	Carrier and service partner credit risk can adversely affect life settlements.
●	The inability to keep track of the insureds could keep us from updating the medical records of the insured.
●	Lost insureds can result in a delay or a loss of an insurance benefit that would have a negative effect on revenues and prospects.
●	U.S. life settlement and viatical regulations may result in determination(s) of applicable law violations.
●	State protections for the insolvency of an insurance company are limited.
●	Liability for failing to comply with U.S. privacy safeguards.
●	Cyber-attacks or other security breaches could have a material adverse effect on our business.
●	U.S. privacy concerns may affect the access to accurate and current medical information regarding the insured under life insurance policies.
●	There is a limited public market for our common stock, and any market that may develop could be volatile.
●	We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Our management and two stockholders beneficially own approximately 62% of our outstanding common stock and therefore can exert control over our business.
●	Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

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

We are pursuing opportunities relating to the tokenization and sale of digital assets that are subject to volatile market prices, impairment and unique risks of loss.

We are exploring opportunities to pursue the tokenization and sale of non-fungible tokens (“NFTs”). There is no guarantee that we will be able to successfully tokenize and sell such NFTs, and our use of NFTs exposes us to additional risks.

The prices of digital assets have been in the past and may continue to be highly volatile due to various associated risks and uncertainties. For example, the prevalence of such assets is a relatively recent trend, and their long-term adoption by investors, consumers, and businesses is unpredictable. Moreover, their lack of a physical form, their reliance on technology for their creation, existence and transactional validation and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. As a result, the value that we may realize, if any, from the sale of NFTs is uncertain.

Digital assets, as intangible assets without centralized issuers or governing bodies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets. While we intend to take all reasonable measures to secure any digital assets, if such threats are realized or the measures or controls we create or implement to secure our digital assets fail, it could result in a partial or total misappropriation or loss of our digital assets, and our financial condition and operating results may be harmed.

At this time, the regulation of digital assets and NFTs remains in an early stage. The extent to which securities laws or other regulations apply or may apply in the future to such assets is unclear at this time. However, on March 9, 2022, the White House issued an Executive Order on Ensuring Responsible Development of Digital Assets proposing, among other things, regulation of digital assets. Future regulation of such assets may increase our compliance costs or adversely impact our business.

NFTs may also be subject to regulations of the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury and the Bank Secrecy Act. Further, the Office of Foreign Assets Controls (“OFAC”) has signaled sanctions could apply to digital transactions and has pursued enforcement actions involving cryptocurrencies and digital asset accounts. The nature of many NFT transactions also involve circumstances which present higher risks for potential violations, such as anonymity, subjective valuation, use of intermediaries, lack of transparency, and decentralization associated with blockchain technology. In addition, the Commodity Futures Trading Commission has stated that cryptocurrencies, with which NFTs have some similarities, fall within the definition of “commodities.” If NFTs were deemed to be a commodity, NFT transactions could be subject to prohibitions on deceptive and manipulative trading or restrictions on manner of trading (e.g., on a registered derivatives exchange), depending on how the transaction is conducted. Moreover, if NFTs were deemed to be a “security,” it could raise federal and state securities law implications, including exemption or registration requirements for marketplaces for NFT transactions, sellers of NFTs, and the NFT transactions themselves, as well as liability issues, such as insider trading or material omissions or misstatements, among others. NFT transactions may also be subject to laws governing virtual currency or money transmission. For example, New York has legislation regarding the operation of virtual currency businesses. NFT transactions also raise issues regarding compliance with laws of foreign jurisdictions, many of which present complex compliance issues and may conflict with one another. Our launch and operation of our NFT platform expose us to the foregoing risks, among others, any of which could materially and adversely affect the success of our NFT platform and harm our business, financial condition, results of operations, reputation, and prospects.

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

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports respecting certain events on Form 8-K, along with proxy or information statements for any meeting of stockholders or written consents of stockholders holding sufficient securities to effect corporate actions. Most of these reports require generating and compiling significant accounting, legal and financial information, including audited year-end financial statements and reviewed quarterly financial statements. The preparation of these reports, their review by management and professionals and the auditing and review process of such financial statements consumes significant resources, in terms of management time and focus, as well as expenses related to legal, accounting and audit fees. It is difficult to quantify these costs, but we believe them to be not less than between approximately $175,000 and $250,000 annually. As our business grows, these costs can only increase.

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

Limitations to the financial model we use may result in inaccurate or incomplete projections of future cash flow from the insurance policies.

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

The contestation of the life insurance policies by the applicable issuing insurance companies could result in the loss of the benefits from such life insurance policies.

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

The market for our common stock has been limited due to, among other factors, low public float of our common stock, low trading volume and the small number of brokerage firms acting as market makers. There were 11,946,922 shares of our common stock held by non-affiliates as of March 31, 2022. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to.

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

Our management and two stockholders beneficially own approximately 64% of our outstanding common stock and therefore can exert control over our business.

Members of our management team and two stockholders together beneficially own approximately 64% of our outstanding common stock. This percentage of stock ownership is significant in that it could carry any vote on any matter requiring stockholder approval, including the subsequent election of directors, who in turn appoint all officers. As a result, these persons control the Company, regardless of the vote of other stockholders. As a result, other stockholders may not have an effective voice in our affairs.

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 41,408,441 shares of our common stock that were outstanding as of March 31, 2022, 225,000 of such shares are subject to leak-out agreements. Pursuant to such agreements, each of these stockholder’s common stock can only be sold in an amount equal to 0.0025% (1/4%) of our outstanding securities (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the four quarterly periods beginning on January 1, 2017; 0.01 (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”). Notwithstanding the foregoing, any stockholder subject to a lock-up/leak-out agreement that owns less than 100,000 shares of common stock that are covered thereby, is allowed to sell such stockholder’s common stock. Our remaining outstanding shares are mostly freely tradable under Rule 144 and certain limitations on the number of shares that can be sold quarterly by “affiliates” of the Company as defined under the Securities Act. Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock. See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Part II, Item 5, below for further information. Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2022, and 2021. These bid prices were obtained from the FINRA composite feed or other qualified interdealer quotation medium. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2022
April 1 through June 30, 2021	7.04	6.50
July 1 through September 30, 2021	7.10	6.50
October 1 through December 31, 2021	7.00	6.40
January 1 through March 31, 2022	7.00	6.14
March 31, 2021
April 1 through June 30, 2020	2.00	1.80
July 1 through September 30, 2020	2.00	1.66
October 1 through December 31, 2020	4.20	1.50
January 1 through March 31, 2021	8.25	4.00

Holders

We had 93 stockholders of record as of June 29, 2022 and an indeterminate number of stockholders who hold shares in “street name”.

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

Recent Sales of Unregistered Securities

On October 29, 2021, the we issued a private placement memorandum offering to raise up to $500,000 through the issuance of restricted shares of our common stock (par value $0.001) to qualified investors. From November 5, 2021 to March 28, 2022, we received subscription agreements from investors, for 100,000 common shares at a purchase price of $5 per share, including 500,000 warrants exercisable at $5 per share, vested immediately upon issuance, with a five year expiration. Proceeds to us totaled $500,000.

On February 5, 2022, the Company issued 649,754 warrants to Radiant Life, LLC, 653,150 warrants to the Chairman of the Board of Directors and a stockholder and 488,583 warrants to Mr. Dickman in conjunction with various extensions of maturity dates during the period (see Note 7). The exercise price of these warrants was $0.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was $1,840,149. The inputs used in this calculation included a fair value of $1.049 per share, a risk-free rate of 1.76%, volatility of 131.78% and a dividend rate of 0%.

On January 5, 2022, the Company issued 200,000 warrants to Radiant Life, LLC in conjunction with monies borrowed (see Note 7). The exercise price of these warrants was $0.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was $205,393. The inputs used in this calculation included a fair value of $1.049 per share, a risk-free rate of 1.43%, volatility of 131.78% and a dividend rate of 0%.

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

During the latter part of the year ended March 31, 2021, we began working closely with bond placement agents and aggregators to establish various aspects of a proprietary, investment grade bond offering. In this arrangement, we participate as the sole originator in the role of structuring and advising on the structure of the proprietary bond instrument. Included in the role of structuring financial assets, we use proprietary analytics to establish the makeup of the rated instrument, including but not limited to, life settlement assets (life insurance policies) and managed cash, and implements a process of selective assembly of the underlying assets and cash management that will meet the policy requirements and analytics. We provide current and ongoing resources for all analytics, as well as advisement support for the investment and non-investment grade ratings for the managed asset pool and the managed cash accounts. In our advisory role, we are reimbursed for all expenses associated with the structuring and preparation of any bond offering, will receive an advisory payment upon the closing of any bond offering, and then will hold residual rights on the balance of assets once the bond is retired.

On January 1, 2022, we entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires us to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and us successfully reaching certain milestones. Further, the agreement requires us to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and us successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which we will be an advisor. As of June 29, 2022 none of the milestones related to the potential issuance of equity have been met.

Results of Operations

2022 Compared to 2021

General & Administrative Expenses

General and administrative expenses totaled $690,709 and $907,978 during the years ended March 31, 2022, and 2021, respectively. A significant portion of these expenses were professional fees, payroll and travel expenses. The decrease in expenses from March 31, 2021 to March 31, 2022 was primarily due to decreased professional fees.

Other Income and Expenses

During the year ended March 31, 2022, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $285,192. The gain was recorded as a gain on settlement of liabilities.

During the year ended March 31, 2022, we recognized $1,869,971 as loss on extinguishment of debt in conjunction with related party debt.

For the years ended March 31, 2022 and 2021, interest expense totaled $287,687 and $225,296, respectively. The increase in interest expense was a result of higher loan balances. Expenses incurred pursuing potential financing alternatives totaled $197,761 and $422,751, respectively.

During the year ended March 31, 2021, we received notice that the full PPP Loan amount of $26,458 had been forgiven. As such, the Company recorded $26,458 of Gain on extinguishment of debt.

Income Taxes

During the years ended March 31, 2022 and 2021, the Company recorded a net loss before income taxes of $2,760,936 and $1,529,567, respectively. During the year ended March 31, 2022, we had an income tax expense of $4,149 due to minimum income and franchise taxes across various state jurisdictions, with all other deferred income tax expense or benefit being offset as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of March 31, 2022, we had $267,966 of cash, compared to $21,179 as of March 31, 2021. As of March 31, 2022, the Company had access to draw an additional $4,604,192 on the notes payable, related party, and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $58,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. Outstanding Accounts Payable as of March 31, 2022 totaled $580,972, and other accrued liabilities totaled $1,020,220. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through June 2023.

2022 Cash Flows Compared to 2021 Cash Flows

For the year ended March 31, 2022, we recorded net cash used in operating activities of $813,213, compared to $818,363 used in operating activities during the year ended March 31, 2021.

For the years ended March 31, 2022 and 2021 no cash was used in or provided by investing activities.

During the year ended March 31, 2022 and 2021 net cash provided by financing activities was $1,060,000, and $810,758, respectively. Financing activities for both years consisted of borrowing on new related party promissory notes and existing notes payable and lines-of-credits. Additionally, financing activities for both years included $500,000 in proceeds raised by issuance of our common stock through private placement memorandums.

Debt

At March 31, 2022, we owed $4,216,996, including accrued interest, for debt obligations. We owed $3,001,808 in principal pursuant to notes payable and lines-of-credits from related parties and $300,000 in other notes payable. As of March 31, 2022, one note payable and line-of-credit had a principal balance of $1,059,508 and is due on November 30, 2023, or when the Company completes a successful equity raise (if earlier than the due date), at which time principal and interest is due in full . The second note payable and line-of-credit had a principal balance of $1,066,300, and the line of credit is due November 30, 2023. The third note payable had a principal balance of $50,000 and is due on July 29, 2022. A fourth series of related-party promissory notes had a total principal balance of $826,000 and are due on October 31, 2022. The convertible debenture agreement, which has no principal balance due as of March 31, 2022 is open through November 30, 2023. As of June 29, 2021, there was $4,604,192 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

We may borrow money in the future to finance our operations but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. As the company has no current source of revenues, in order to meet financial obligations, the Company will need to continue to rely on debt financing from related parties and/or raise additional capital. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through June 2023. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. The Company also continues to evaluate other debt and equity financing opportunities.

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations by maturity date as of March 31, 2022:

		Maturity Date
	Total	Year Ended March 31, 2023	Year Ended March 31, 2024	Thereafter

Debt Obligations (1)	$3,301,808	$1,176,000	$2,125,808	$-
Interest payable	915,188	249,173	666,015	-
Total	$4,216,996	$1,425,173	$2,791,823	$-

(1)	Debt obligations consist of the principal pursuant to the notes payable from related parties and non-related parties (as mentioned above)

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

Stock Based Compensation and Financing Costs, We measure stock-based compensation expense related to employee stock-based awards and stock based expense associated with certain financing costs based on the estimated fair value of the awards as determined on the date of grant and is recognized as expense over the remaining requisite service period or vesting period of the warrant. We utilize the Black-Scholes pricing model to estimate the fair value of stock options issued as compensation and warrants issued as financing costs. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the estimated fair value of our common stock on the date of grant, the expected term of the stock option and warrant, and the expected volatility of our common stock over the period equal to the expected term of the grant or warrant. Uncontrollable uncertainties, such as fluctuation in interest rates, can have an affect on our Black-Scholes estimate calculations. Such fluctuations and other unforeseen changes in inputs could have a material impact on the general and administrative expenses within our financial statements. Our estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

We did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2022 and 2021.

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

Item 8. Financial Statements and Supplementary Data

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sundance Strategies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sundance Strategies, Inc. and Subsidiary (“the Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

●	We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time.
●	We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events that raised doubt about the Company’s ability to continue as a going concern.
●	We tested the reasonableness of management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date.
●	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

Valuation of Equity-based Instruments

Description of the Critical Audit Matter

During the year ended March 31, 2022, the Company issued common stock and warrants that required management to assess the fair value of these instruments in order to record and disclose the transactions. The Company’s common stock does not actively trade on an active market. The Company utilized a valuation methodology that incorporated the price from equity instruments issued for cash and also utilized a third-party valuation specialist to assist in the determination of the fair value of the Company’s common stock.

We identified auditing the valuation of the equity-based compensation as a critical audit matter due to the significant judgements used by the Company in determining value of its common stock. Auditing the determination and valuation of the common stock involved a high degree of auditor judgement, specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We evaluated the reasonableness and appropriateness of the choice of valuation methodology and model used for valuing the common stock.
●	We tested the reasonableness of the assumptions used by the Company in the valuation model, including scenario weighting, revenue and expense projections and discount rates.
●	We tested the accuracy and completeness of data used in developing the assumptions used in the valuation models.
●	We developed an independent expectation for comparison to the Company's estimates, which included developing our own discount rates.
●	We evaluated the accuracy and completeness of the Company’s presentation of these instruments in the financial statements and related disclosures, including evaluating whether such disclosures were in accordance with relevant accounting standards.
●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the valuation models deployed by management.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

June 29, 2022

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2022	March 31, 2021

ASSETS

Current Assets
Cash and cash equivalents	$267,966	$21,179
Prepaid expenses and other assets	8,167	9,393

Total Current Assets	$276,133	$30,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$580,972	$893,675
Accrued expenses	354,205	215,443
Notes payable	300,000	-
Current portion of notes payable, related parties	876,000	826,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,511,177	2,335,118

Long-Term Liabilities
Accrued expenses	666,015	495,708
Notes payable, related parties, net of current portion	2,125,808	1,915,808

Total Long-Term Liabilities	2,791,823	2,411,516

Total Liabilities	5,303,000	4,746,634

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 41,408,441 and 40,108,441 shares issued and outstanding as of March 31, 2022 and 2021, respectively	41,409	40,109
Additional paid in capital	27,181,618	24,728,638
Accumulated deficit	(32,249,894)	(29,484,809)

Total Stockholders’ Deficit	(5,026,867)	(4,716,062)

Total Liabilities and Stockholders’ Deficit	$276,133	$30,572

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended March 31,
	2022	2021

Income from Investments	$-	$-

General and Administrative Expenses	690,709	907,978

Loss from Operations	(690,709)	(907,978)

Other Income (Expense)
Gain (loss) on extinguishment of debt	(1,869,971)	26,458
Gain on settlement of liabilities	285,192	-
Interest expense	(287,687)	(225,296)
Financing expense	(197,761)	(422,751)

Total Other Expense	(2,070,227)	(621,589)

Loss Before Income Taxes	(2,760,936)	(1,529,567)
Income Tax Provision (Benefit)	4,149	-

Net Loss	$(2,765,085)	$(1,529,567)

Loss per share - basic and diluted	$(0.07)	$(0.04)

Weighted average shares outstanding - basic and diluted	41,218,263	38,904,715

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

For the Years Ended March 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2020	37,828,441	$37,829	$24,191,224	$(27,955,242)	$(3,726,189)

Common stock issued for consulting services	280,000	280	5,964	-	6,244

Common stock issued for director compensation	1,500,000	1,500	31,950	-	33,450

Common stock issued for cash	500,000	500	499,500	-	500,000

Net loss	-	-	-	(1,529,567)	(1,529,567)

Balance, March 31, 2021	40,108,441	40,109	24,728,638	(29,484,809)	(4,716,062)

Common stock issued for director compensation	1,200,000	1,200	72,720	-	73,920

Common stock and warrants issued for cash	100,000	100	499,900	-	500,000

Warrants issued in connection with debt issuances			40,211		40,211

Warrants issued in connection to extinguishment of debt	-	-	1,840,149	-	1,840,149

Net loss	-	-	-	(2,765,085)	(2,765,085)

Balance, March 31, 2022	41,408,441	$41,409	$27,181,618	$(32,249,894)	$(5,026,867)

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2022	2021

Operating Activities

Net Loss	$(2,765,085)	$(1,529,567)
Adjustments to reconcile to net cash used in operating activities:
Share based compensation - common stock	73,920	39,694
Expense paid on behalf of Company by director	-	7,000
Gain on settlement of liabilities	(285,192)	-
Loss (gain) on extinguishment of debt	1,869,971	(26,458)
Amortization of debt discount	10,389	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	1,226	(7,188)
Accounts payable	(27,511)	411,959
Accrued expenses	309,069	286,197

Net Cash used in Operating Activities	(813,213)	(818,363)

Financing Activities

Proceeds from issuance of notes payable, related party	260,000	284,300
Proceeds from issuance of notes payable	300,000	-
Common stock issued for cash	500,000	500,000
Proceeds from Paycheck Protection Program loan	-	26,458
Debt issuance costs	-	-

Net Cash provided by Financing Activities	1,060,000	810,758

Net Change in Cash and Cash Equivalents	246,787	(7,605)
Cash and Cash Equivalents at Beginning of Period	21,179	28,784

Cash and Cash Equivalents at End of Period	$267,966	$21,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Issued warrants as debt issuance costs	$40,211	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

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

During the latter part of the year ended March 31, 2021, the Company began working closely with bond placement agents and aggregators to establish various aspects of a proprietary, investment grade bond offering. In this arrangement, the Company participates as the sole originator in the role of structuring and advising on the structure of the proprietary bond instrument. Included in the role of structuring financial assets, the Company uses proprietary analytics to establish the makeup of the rated instrument, including but not limited to, life settlement assets (life insurance policies) and managed cash, and implements a process of selective assembly of the underlying assets and cash management that will meet the policy requirements and analytics. The Company provides current and ongoing resources for all analytics, as well as advisement support for the investment and non-investment grade ratings for the managed asset pool and the managed cash accounts. In its advisory role, the Company is reimbursed for all expenses associated with the structuring and preparation of any bond offering, will receive an advisory payment upon the closing of any bond offering, and then will hold residual rights on the balance of assets once the bond is retired.

On January 1, 2022, the Company entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires the Company to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and the Company successfully reaching certain milestones. Further, the agreement requires the Company to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into the Company’s common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and the Company successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which the Company will be an advisor. As of March 31, 2022 and the issuances of these financial statements, none of the milestones related to the potential issuance of equity have been met.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

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

Basic and Diluted Net Loss Per Common Share, Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the years ended March 31, 2022 and 2021, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of March 31, 2022 and 2021 include warrants convertible into 7,520,241 and 3,488,754 shares of common stock, respectively.

Stock Based Compensation and Financing Costs, The Company measures stock-based compensation expense related to employee stock-based awards and stock based expense associated with certain financing costs on the estimated fair value of the awards as determined on the date of grant and is recognized as expense over the remaining requisite service period for options and vesting period for warrants. The Company utilizes the Black-Scholes pricing model to estimate the fair value of stock options issued as compensation and warrants issued as financing costs. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the estimated fair value of the Company’s common stock on the date of grant, the expected term of the stock option and warrant, and the expected volatility of the Company’s common stock over the period equal to the expected term of the grant. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company files United States Federal and State income tax returns. The income tax returns of the Company are subject to examination by taxing authorities for three to five years from the date they are filed. The Company has tax returns subject to examination for 2016-2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2022 and 2021.

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

(4) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of currency on hand and demand deposits at commercial banks. The Company had $267,966 and 21,179 in cash and cash equivalents as of March 31, 2022, and 2021, respectively. The Company maintains non-interest-bearing accounts at two financial institutions. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.

(5) STOCKHOLDERS’ EQUITY

Common Stock

On October 29, 2021, the Company issued a private placement memorandum offering to raise up to $500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. From November 5, 2021 to March 28, 2022, the Company received subscription agreements from investors, for 100,000 common shares at a purchase price of $5 per share, including 500,000 warrants exercisable at $5 per share, vested immediately upon issuance, with a five year expiration. Proceeds to the Company totaled $500,000.

On May 4, 2021, the Company issued 1,200,000 shares of the Company’s common stock to members of the Board of Directors in lieu of cash compensation. The stock awards vested 25% on the date of grant and the remainder of the shares vested equally over the three months following the date granted. Using a fair value stock price of $0.062 per share, the transaction resulted in a compensation expense of $73,920.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Warrants to Purchase Common Stock

The following table summarizes the changes in warrants outstanding of the Company during years ended March 31, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price ($)

Outstanding at March 31, 2020	1,702,000	$0.05
Granted	1,786,754	0.05
Outstanding at March 31, 2021	3,488,754	0.05
Granted	3,761,487	0.99
Outstanding at March 31, 2022	7,250,241	$0.54

The Company’s related party lenders consist of: the Chairman of the Board of Directors and a stockholder, Radiant Life, LLC and Mr. Dickman, a board member and stockholder. These holders of the related party unsecured promissory notes, hold agreements that provide each related party with common stock warrants upon the lender’s extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued for an extension is based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lender will also require 2 warrants for each dollar loaned. All warrants issued under these terms vested immediately upon issuance, have an exercise price of $0.05, and expire 5 years from the date of issuance.

On February 5, 2022, the Company issued 649,754 warrants to Radiant Life, LLC, 653,150 warrants to the Chairman of the Board of Directors and a stockholder and 488,583 warrants to Mr. Dickman in conjunction with various extensions of maturity dates during the period (see Note 7) per the terms outlined above. The exercise price of these warrants was $0.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was $1,840,149. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free of 1.76%, volatility of 131.78% and a dividend rate of 0%. Subsequent to March 31, 2022, the exercise price was adjusted from $0.05 to $1.05, which was the estimated fair market value of the common stock on the grant date (see Note 11).

On January 5, 2022, the Company issued 200,000 warrants to Radiant Life, LLC in conjunction with monies borrowed (see Note 7) per the terms outlined above. The exercise price of these warrants was $0.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was $205,393. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free rate of 1.43%, volatility of 131.78% and a dividend rate of 0%. The Company determined the cost of debt issuance to be $40,211, to originally be amortized quarterly through November 30, 2022 (the due date of the lender’s line of credit at the time of the borrowing event). As such, $10,389 of debt discount was amortized as interest expense until February 7, 2022. On February 7, 2022, the related party note payable and line of credit agreement was amended to extend the due date from November 30, 2022 to November 30, 2023, and on the date of the amendment the Company recorded the remaining $29,822 of debt discount as a loss on extinguishment of debt. Subsequent to March 31, 2022, the exercise price was adjusted from $0.05 to $1.05, which was the estimated fair market value of the common stock on the date of the lending event (see Note 11).

Between August 1, 2021 and September 16, 2021, the Company issued 200,000 warrants to Radiant Life, LLC and 20,000 warrants to the Chairman of the Board of Directors and Mr. Dickman in conjunction with monies borrowed during the period (see Note 7) per the terms outlined above. The exercise price of these warrants was $0.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of $0.062 per share, a risk-free rate ranging from 0.81% to 0.84%, volatility ranging from 41.97% to 42.01% and a dividend rate of 0%.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

As mentioned above, on October 29, 2021, the Company issued a private placement memorandum offering to raise up to $500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. From November 5, 2021 to March 28, 2022, the Company received subscription agreements from investors for 100,000 common shares at a purchase price of $5 per share, including 500,000 warrants exercisable at $5 per share, vested immediately upon issuance, with a five year expiration.

On July 29, 2021, the Company borrowed an additional $50,000 from Radiant Life, LLC. In conjunction with this specific loan event, a one-time agreement specifies that the associated warrants issued totaled 50,000, vested immediately upon issuance, have an exercise price of $2.00, and expire in 5 years. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of the underlying common stock of $0.062 per share, a risk-free rate of 0.66% volatility of 42.14% and a dividend rate of 0%.

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. (see Note 6). In conjunction with this note, the Company issued warrants exercisable into 1,000,000 shares of common stock, which vest immediately upon issuance, exercisable at $1.00 per share and expire three years from the date of the promissory note. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of the underlying common stock of $0.062 per share, a risk-free rate of 0.35%, volatility of 50.3% and a dividend rate of 0%.

On October 1, 2020, the related party, note payable and line of credit agreement with Radiant Life, LLC, was amended to extend the due date from August 31, 2021 to November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. As per the provision in place, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide the Radiant Life, LLC with warrants for 579,754 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement. The estimated fair value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of the underlying common stock of $0.0223 per share, a risk-free rate of 0.27%, volatility of 27% and a dividend rate of 0%.

From April 3, 2020 to October 27, 2020, in the Company issued warrants for 527,600 shares of common stock in conjunction with borrowing $263,800 from the Chairman of the Board of Directors and a stockholder, and an additional 679,400 shares in conjunction with a due date extension on the note payable and line of credit with the Chairman of the Board of Directors and a stockholder. These warrants had an exercise price of $0.05 per share and a 5-year exercise window from the date of issuance. The estimated fair value of the warrants on the dates of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of the underlying common stock of $0.0223 per share, a risk-free rate of 0.23% to 0.39%, volatility of 41.6% to 123.85% and a dividend rate of 0%.

The following table summarizes the warrants issued and outstanding as of March 31, 2022:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	5,700,241	5,700,241	3.68	$285,013
1.00	1,000,000	1,000,000	2.02	1,000,000
2.00	50,000	50,000	4.35	100,000
5.00	500,000	500,000	4.82	2,500,000
	7,250,241	7,250,241		$3,885,013

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(6) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due January 6, 2022. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. On February 2, 2022, the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from January 6, 2022 to April 6, 2022, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see note 7). As of March 31, 2022 accrued interest on the note totaled $23,605.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(7) NOTES PAYABLE, RELATED PARTY

As of March 31, 2022 and 2021, the Company had borrowed $3,001,808 and $2,741,808 respectively, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $767,358 and $513,665 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2022 and March 31, 2021, respectively.

Related Party Promissory Notes

As of both March 31, 2022 and 2021, the Company owed $826,000 under the unsecured promissory notes from Mr. Dickman,. The promissory notes bear interest at a rate of 8% annually. On February 10, 2022, the notes were amended to extend the due date from November 30, 2021 to October 31, 2022, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 5, and in conjunction with the extension of the due date of the promissory notes, the Company also agreed to provide Mr. Dickman with warrants for 488,583 shares of common stock (see Note 5), During the year ended March 31, 2022, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of March 31, 2022, accrued interest on the notes totaled $222,810. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time.

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC. The promissory note bears interest at a rate of 8% annually and is due on July 29, 2022. In conjunction with this specific loan event, the agreement awards Radiant Life, LLC with 50,000 common stock warrants, which have an exercise price of $2.00, and expire in 5 years (see Note 5). As of March 31, 2022, accrued interest on the note totaled $2,758.

Related Party Note Payable and Line of Credit Agreements

As of March 31, 2022 and 2021, the Company owed $1,066,300 and $1,056,300, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. On February 7, 2022, the related party note payable and line of credit agreement was amended to extend the due date from November 30, 2022 to November 30, 2023, or at the immediate time when alternative financing or other proceeds are received. As of March 31, 2022, the agreement allowed for borrowings of up to $4,600,000. During the year ended March 31, 2022, the Company borrowed $10,000 in principal and made no repayments of principal on this agreement. The note payable and line of credit agreement incurs interest at 7.5% per annum As of March 31, 2022, accrued interest on this note totaled $222,180. As per the provision outlined in Note 4, and in conjunction with the due date extension and the $10,000 borrowed during the year ended March 31, 2022, the Company also agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 673,150 shares of common stock, vested immediately upon issuance, having an exercise price of $0.05 per share, and a 5-year exercise window from the dates of issuance. The total number of warrants issued to the related party lender was 2,380,150 as of March 31, 2022 (see Note 5 for further details on these warrants).

As of March 31, 2022 and 2021, the Company owed $1,059,508 and $859,508 in principal, respectively, under the note payable and lines of credit agreement with Radiant Life, LLC. The agreement allows for borrowings of up to $2,130,000. On February 7, 2022, the related party note payable and line of credit agreement was amended to extend the due date from November 30, 2022 to November 30, 2023, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum. During the year ended March 31, 2022 the Company borrowed $200,000 of principal under this agreement and made no repayments. As of March 31, 2022, accrued interest on this agreement totaled $319,610. As per the provision outlined in Note 5, and in conjunction with the due date extension and the $200,000 borrowed under the note payable and lines of credit agreement during the year, the Company also agreed to provide Radiant Life, LLC with warrants for 1,099,754 shares of common stock, vested immediately upon issuance, a 5-year exercise window from the dates of issuance, 50,000 warrants having an exercise price of $2.00 per share, and the remainder having an exercise price of $0.05 per share. The total number of warrants issued to the related party lender was 1,679,508 as of March 31, 2022 (see Note 5 for further details).

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(8) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to January 6, 2022. On February 2, 2022 the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from January 6, 2022 to April 6, 2022, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

As of March 31, 2022 and March 31, 2021, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2022 and 2021.

(9) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of March 31, 2022, the Company had $267,966 of cash assets, compared to $21,179 as of March 31, 2021. As of March 31, 2022, the Company had access to draw an additional $4,604,192 on the notes payable, related party (see Note 7) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the year ended March 31, 2022, the Company’s average monthly operating expenses were approximately $75,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. The Company anticipates the average monthly expenses of $75,000 to decrease by approximately $10,000 over the next 12 months, resulting in ongoing, average monthly expenses of approximately $65,000. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $197,761 and $422,751 were incurred during the years ended March 31, 2022, and 2021, respectively. As management continues to explore additional financing alternatives, beginning April 1, 2022 the Company is expected to spend up to an additional $400,000 on these efforts. Outstanding Accounts Payable as of March 31, 2022 totaled $580,972. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through June 2022. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

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

The Company recorded $4,149 and $0 provision for income taxes for the years ended March 31, 2022 and 2021, respectively.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 21% to pretax income from continuing operations for the years ended March 31, 2022 and 2021, due to the following:

	2022	2021
Income tax benefit at U. S. federal statutory rates:	$(579,797)	$(321,209)
State tax, net of federal benefit	(103,817)	(59,814)
Change in valuation allowance	215,724	374,407
Other	3,632	-
	$4,149	$-

The tax effects of significant items comprising the Company’s net deferred taxes as of March 31, 2022 and 2021 were as follows:

	2022	2021
Deferred Tax assets:
Net operating loss carry forwards	$7,164,235	$6,948,511
Stock and warrant compensation	479,708	479,708
Valuation allowance	(7,643,943)	(7,428,219)
Net deferred tax asset	$-	$-

The Company assesses the need for a valuation allowance against its deferred income tax assets at March 31, 2022. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. The Company has placed a 100% valuation allowance on the deferred tax assets. The deferred tax assets primarily relate to net operating loss carryforwards.

As of March 31, 2022, the Company has U.S. federal net operating loss carryforwards of $28,812,816. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2023. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

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

(11) SUBSEQUENT EVENTS

Subsequent to year end, the following events transpired:

On June 20, 2022, the Company amended the agreements with the related party lenders to adjust the exercise price of the warrants issued in conjunction with extensions of due dates and new monies lent on the outstanding notes payable, related parties (see Note 5 and Note 7). The original agreements stated that the exercise price of the warrants issued was $0.05. The amended agreements adjust the exercise price from $0.05 to $1.05, which is the estimated fair market value of the common stock on the grant dates of the warrants. The original agreements inadvertently stated an exercise price of $0.05, when the Company had intended to grant warrants with an exercise price of $1.05.

On June 15, 2022 the unsecured promissory note with Satco International, Ltd. (see Note 5) was amended to extend the due date from April 6, 2022 to July 6, 2022, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were not effective as of March 31, 2022, the end of the period covered by this Annual Report on Form 10-K due to the material weakness described below.

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

Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2022, our internal control over financial reporting was not effective due to the material weakness described below.

(c) Material Weaknesses

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management  determined that the following material weaknesses exited as of March 31, 2022: The design and operating effectiveness of our control environment and risk assessment, control activities and monitoring activities were inadequate to ensure that complex accounting matters relating to the valuation of equity-based compensation instruments are always properly accounted for and reviewed in a timely manner.

Our principal executive and principal financial officer is in the process of performing a review of our processes and controls over complex accounting matters relating to the valuation of equity-based compensation instruments.

Notwithstanding the identified material weakness, the Company believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

(c) Changes in Internal Control Over Financial Reporting

Other than described above in Item 9A. Controls and Procedures, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On January 1, 2022, we entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires us to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and us successfully reaching certain milestones. Further, the agreement requires us to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and us successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which we will be an advisor. As of June 29, 2022 none of the milestones related to the potential issuance of equity have been met.

Between June 29 and June 29, 2022, the Company amended the agreements with the related party lenders to adjust the exercise price of the warrants issued in conjunction with extensions of due dates and new monies lent on the outstanding notes payable, related parties (see Note 5 and Note 7). The original agreements stated that the exercise price of the warrants issued was $0.05. The amended agreements adjust the exercise price from $0.05 to $1.05, which is the estimated fair market value of the common stock on the grant dates of the warrants. The original agreements inadvertently stated an exercise price of $0.05, when the Company had intended to grant warrants with an exercise price of $1.05.

On June 15, 2022 the unsecured promissory note with Satco International, Ltd. (see Note 5) was amended to extend the due date from April 6, 2022 to July 6, 2022, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors positions and biographical information are set forth below.

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

Background and Business Experience

Kraig T. Higginson is 65 years of age and was appointed to the position of Chairman of the Board of   Directors. Mr. Higginson served as Chief Executive Officer of VIA Motors, Inc. (“Via Motors”), a hybrid electric vehicle company (PHEV), from November 2010 to January 2014, where he was responsible for overseeing the management and business of Via Motors and its employees. From October 2003 until November 2010, he served as Chairman of the Board of Directors of Raser Technologies, Inc. (“Raser Technologies”), which was an NYSE listed company at that time. Mr. Higginson resigned as a director of Raser Technologies on February 11, 2011. Raser Technologies filed bankruptcy proceedings on April 29, 2011, and was subsequently delisted from NYSE. Mr. Higginson also founded American Telemedia Network, Inc. (“American Telemedia”), a publicly-traded NASDAQ company that developed a nationwide satellite network broadcasting data, video programming and advertising to shopping centers and malls, and he served as President and Chief Executive Officer of American Telemedia from 1984 through 1988. Mr. Higginson’s years of experience in the management of public companies is a great asset to the Company.

Mr. Glenn S. Dickman is 72 years of age. In 1984, Mr. Dickman started a “sales rack” jobbing operation supplying grocery stores with movies for rent and purchase. As founder and CEO of Video II, the business grew from servicing one store to over 1,400 located in 38 states. Video II had over 400 employees at one time, with Mr. Dickman overseeing all facets of the business as its CEO. In 2005, Mr. Dickman sold his interest in Video II, and has since concentrated his efforts on a variety of investments, including stocks and real estate. Mr. Dickman’s years of experience running various business entities is an invaluable resource to the board of directors.

Stephen Quesenberry is 59 years old. He has practiced law since 1989 in Washington and Utah, including complex business litigation and SEC matters. Mr. Quesenberry was one of the (many) attorneys representing Exxon Shipping in the Exxon Valdez litigation in Alaska in the early 1990s. Mr. Quesenberry has also been a principal in various property development projects in Washington and elsewhere. Mr. Quesenberry graduated from Brigham Young University in 1986 with a degree in English and was a pitcher for the BYU Cougars varsity baseball team from 1983-1986. He attended law school at the University of Kansas from 1986-1989, where he was an editor of the Kansas Law Review and a member of the Order of the Coif. He also speaks fluent German. Mr. Quesenberry’s legal expertise makes him a great resource for the board of directors.

Mr. Randall F. Pearson is 67 years old. He is currently serving as a member of the Board of Directors and as President and Principal Financial Officer. Mr. Pearson has served as President of the Company since inception in 2013. Prior to Sundance he worked with JWD Management Corp. for 26 years. During his time with JWD Management he served in several positions including Vice President of Operations, Vice President, President and CEO. JWD Management was a nationally recognized distribution supplier providing products to grocery stores in 33 states and managing over 450 employees. Prior to JWD Management he worked with Capital Resources investing in and managing his own and client owned residential and commercial real estate properties. Mr. Pearson attended Brigham Young University until 1977, received his real estate brokers license in 1977 and his Series 7 securities license in 1978. Mr. Pearson’s many years of management and insight into the operations of the Company create a unique and valuable perspective in his role as a director.

Significant Employees

On June 9, 2021, Lisa L. Fuller, Esq, resigned as our general legal counsel to pursue another opportunity. As of March 31, 2022, the Company had no other significant employees.

Directorships Held in Other Reporting Companies

None of our directors or executive officer is a director of a company that is required to file reports under Sections 15 or 13(d) of the Exchange Act.

Promoters and control person

To the best of our management’s knowledge, no person who may be deemed to have been a promoter or founder of our Company was the subject of any of the legal proceedings listed under the heading “Involvement in Certain Legal Proceedings” above;

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

Number of Meetings

The Board held a total of one (1) meeting during the fiscal year ended March 31, 2022. Each incumbent director attended the Board meetings. Although we do not have a formal policy regarding attendance by directors at our annual meeting, we encourage directors to attend.

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

ITEM 11: EXECUTIVE COMPENSATION

Director Compensation

The following table outlines information regarding equity awards granted to our named executive officers or directors for the fiscal year ended March 31, 2022 and 2021):

Equity Awards Granted during fiscal year ended March 31, 2022

Name	Date of Grant	Shares	$ Value
Randall F. Pearson (1)	5/4/21	300,000	$18,480
Glenn S. Dickman (2)	5/4/21	300,000	$18,480

Stephen E. Quesenberry (3)	5/4/21	300,000	$18,480
Kraig T. Higginson (4)	5/4/21	300,000	$18,480

Equity Awards Granted during fiscal year ended March 31, 2021

Name	Date of Grant	Shares	$ Value
Randall F. Pearson	10/1/20	300,000	$6,690
Glenn S. Dickman	10/1/20	300,000	$6,690

Stephen E. Quesenberry	10/1/20	300,000	$6,690
Kraig T. Higginson	10/1/20	600,000	$13,880

(1)	At March 31, 2022, Mr. Pearson’s beneficial ownership totaled 1,191,432 shares.

(2)	At March 31, 2022, Mr. Dickman’s beneficial ownership totaled 4,458,464 shares, including 1,690,583 warrants.

(3)	At March 31, 2022, Mr. Quesenberry’s beneficial ownership totaled 970,206 shares.

(4)	At March 31, 2022, Mr. Higginson’s beneficial ownership totaled 11,720,150 shares, including 7,000,000 shares owned by Higginson Family Inv, LLC; 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; 370,000 shares owned by Ecosystems Resources LLC; and 900,000 shares owned by KGPR, LLC. Also included are 2,380,150 warrants held by Mr. Higginson.

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

Stock-Based Compensation. Each Named Executive Officer or Director is eligible to receive stock-based compensation. Stock-based compensation is designed to more closely align the interests of management with those of our stockholders. We do not have any securities authorized for issuance under an equity compensation plan, or any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation. On September 14, 2020 the Company awarded members of the Board of Directors a total of 1,500,000 shares of the Company’s common stock, in lieu of director cash compensation. The stock awards vested 25% on the date of grant and the remainder of the shares vested equally over the three months following the date grant. As of March 31, 2022, all grant shares were 100% vested. Using a fair value stock price of $0.0223 per share, the transaction resulted in a compensation expense of $33,450, which was fully recognized in the year ended March 31, 2021.

Other Benefits. Our Named Executive Officers receive the same benefits that are available to all other full-time employees, including the payment of health, dental, life and disability insurance premiums.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain covered executives to the extent such compensation exceeds $1.0 million per covered officer in any year. The Board understands that it is possible that the compensation payable to our named executive officers will exceed the $1.0 million limit under Section 162(m). We believe that in establishing the cash and equity incentive compensation programs for our named executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, we may deem it appropriate to provide one or more named executive officers with the opportunity to earn incentive compensation, whether through annual cash incentive programs tied to our financial performance or through equity awards, which together with base salary in the aggregate may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the named executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

The compensation that we pay to the named executive officers is reflected in our consolidated financial statements as required by GAAP. The Board considers the financial impact, along with other factors, in determining the amount and form of compensation provided to executives. We account for stock-based compensation in accordance with the requirements of FASB ASC Topic 718.

Summary Compensation Table

The following information presents the compensation paid to our executive officers in Fiscal Year 2022 and 2021. We refer to these executive officers as the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Randall F. Pearson	2022	136,900	—	18,480	—	—	—	155,380
President, Principal Executive Officer and Principal Financial Officer	2021	136,900	—	6,690	—	—	—	143,590

(1)	The fair value of stock awards was calculated in accordance with FASB ASC Topic 718, using a fair value stock price of $0.0616 and $0.0223 per share for 2022 and 2021, respectively (see Note 5 to the Consolidated Financial Statements)

The directors of the Company did not receive any additional compensation beyond the equity awards described above.

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

Percentage ownership in the table below is based on 41,408,441 shares of common stock outstanding as of June 29, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of June 29, 2022 are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Sundance Strategies, Inc., Attention: Randall F. Pearson, 4626 North 300 West, Suite No. 365, Provo, Utah 84604.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Kraig T. Higginson (1)	11,720,150	26.8%
Glenn S. Dickman (4)	4,458,464	10.3%
Randall F. Pearson	1,191,432	2.9%
Stephen E. Quesenberry	970,206	2.3%

All executive officers and directors as a group (4 persons)	18,340,252	40.3%

5% Stockholders Not Listed Above
ZOE, LLC (2)	5,100,000	12.3%
Radiant Life, LLC (2)	4,131,508	9.6%
Smartrade Consulting, Inc. (3)	2,500,000	6.0%

(1)	Mr. Higginson’s ownership includes 7,000,000 shares owned by Higginson Family Inv, LLC; 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; 370,000 shares owned by Ecosystems Resources LLC; and 900,000 shares owned by KGPR, LLC. Also included are 2,380,150 warrants held by Mr. Higginson.

(2)	ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 21.9%. The address of ZOE, LLC is 4626 N. 300 W., Provo, Utah 84604. The address of Radiant Life, LLC is 4626 N. 300 W., Provo, Utah 84604. Mr. Burton’s ownership includes 1,679,508 warrants held by Radiant Life, LLC.

(3)	Smartrade Consulting, Inc. is held by Summit Trustees PLLC for the beneficial owner, Lam Ping of Hong Kong. The address of Smartrade Consulting, Inc. is 22G Tower 4, The Metropolis, 8 Mau Yip Road, Tsung Kwan Q, N.T., Hong Kong.

(4)	Mr. Dickman’s ownership includes 1,690,583 warrants.

Changes in Control

See the heading “Business Development” of Part I, Item 1. To the knowledge of management, there are no arrangements or understandings that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2022, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

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

On May 4, 2021, the Company issued 1,200,000 shares of the Company’s common stock to members of the Board of Directors in lieu of cash compensation. The stock awards vested 25% on the date of grant and the remainder of the shares vested equally over the three months following the date granted. Using a fair value stock price of $0.062 per share, the transaction resulted in a compensation expense of $73,920.

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

As of March 31, 2022 and 2021, the Company had borrowed $3,001,808 and $2,741,808 respectively, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $767,358 and $513,665 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2022 and March 31, 2021, respectively.

Warrants to Purchase Common Stock

The Company’s related party lenders consist of: Kraig Higginson, the Chairman of the Board of Directors and a stockholder, Radiant Life, LLC and Glenn Dickman, a board member and stockholder. These holders of the related party unsecured promissory notes, hold agreements that provide each related party with common stock warrants upon the lender’s extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued for an extension is based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lender will also require 2 warrants for each dollar loaned. All warrants issued under these terms vested immediately upon issuance, have an exercise price approximately equivalent to the fair value of the Company’s common stock on the date of grant, and expire 5 years from the date of issuance.

On February 5, 2022, the Company issued 649,754 warrants to Radiant Life, LLC, 653,150 warrants to the Chairman of the Board of Directors and a stockholder and 488,583 warrants to Mr. Dickman in conjunction with various extensions of maturity dates during the period (see Note 7) per the terms outlined above. The exercise price of these warrants was $0.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was $1,840,149. The inputs used in this calculation included a fair value of $1.049 per share, a risk-free rate ranging from 1.43% to 1.76%, volatility ranging from 131.62% to 131.78% and a dividend rate of 0%. Subsequent to March 31, 2022, the exercise price was adjusted from $0.05 to $1.05, which was the fair market value of the common stock on the date of the extensions.

On January 5, 2022, the Company issued 200,000 warrants to Radiant Life, LLC in conjunction with monies borrowed (see Note 7) per the terms outlined above. The exercise price of these warrants was $0.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was $205,393. The inputs used in this calculation included a fair value of $1.049 per share, a risk-free rate of 1.43%, volatility of 131.78% and a dividend rate of 0%. The Company determined the cost of debt issuance to be $40,211, to originally be amortized quarterly through November 30, 2022 (the due date of the lender’s line of credit at the time of the borrowing event). As such, $10,389 of debt discount was amortized as interest expense until February 7, 2022. On February 7, 2022, the related party note payable and line of credit agreement was amended to extend the due date from November 30, 2022 to November 30, 2023, and on the date of the amendment the Company recorded the remaining $29,822 of debt discount as a loss on extinguishment of debt. Subsequent to March 31, 2022, the exercise price was adjusted from $0.05 to $1.05, which was the estimated fair market value of the common stock on the date of the lending event (see Note 11).

Between August 1, 2021 and September 16, 2021, the Company issued 200,000 warrants to Radiant Life, LLC and 20,000 warrants to the Chairman of the Board of Directors and a stockholder in conjunction with monies borrowed during the period (see Note 7) per the terms outlined above. The exercise price of these warrants was $0.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of $0.062 per share, a risk-free rate ranging from 0.81% to 0.84%, volatility ranging from 41.97% to 42.01% and a dividend rate of 0%.

On July 29, 2021, the Company borrowed an additional $50,000 from Radiant Life, LLC. In conjunction with this specific loan event, a one-time agreement specifies that the associated warrants issued totaled 50,000, vested immediately upon issuance, have an exercise price of $2.00, and expire in 5 years. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was not significant. The inputs used in this calculation included a fair value of $0.062 per share, a risk-free rate of 0.66% volatility of 42.14% and a dividend rate of 0%.

On October 1, 2020, the related party, note payable and line of credit agreement with Radiant Life, LLC, was amended to extend the due date from August 31, 2021 to November 30, 2022 or at the immediate time when alternative financing or other proceeds are received. As per the provision in place, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide the Radiant Life, LLC with warrants for 579,754 shares of common stock at an exercise price of $0.05 per share. The warrants have a 5-year exercise window from the date of the extension agreement.

As of March 31, 2022 and 2021, the Company held outstanding warrants to related parties totaling 5,750,241 and 3,488,754, respectively. 50,000 of these warrants have an exercise price of $2.00 per share, with the remainder having an exercise price of $0.05 per share. All warrants have a five-year life as of the date of grant and expire between November 2024 and February 2027.

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

Parents

We have no parents.

Director Independence

The Board has determined that of the current directors, Messrs. Higginson, Dickman and Quesenberry would qualify as independent directors as that term is defined in the listing standards of The NASDAQ Capital Market if we were listed on The NASDAQ Capital Market. Such independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. As Mr. Pearson is also employed by the Company, the Board has determined that Mr. Pearson is not currently independent. Although the Company’s common stock is not listed on The NASDAQ Capital Market, the Company has applied The NASDAQ Capital Market independence rules to make its independence determinations.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2022, and 2021:

Fee Category	2022	2021

Audit Fees	$51,500	$46,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$51,500	$46,000

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

(3)	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.27	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated April 10, 2019.
10.28	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019
10.29	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated February 4, 2020
10.30	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 8, 2020
10.31	First Amendment to the Note Payable and Line of Credit Agreement between Sundance Strategies, Inc. and Kraig Higginson, dated April 3, 2020
10.32	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019
10.33	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated July 13, 2020
10.34	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated December 19, 2019
10.35	Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated April 6, 2021
10.36	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated August 9, 2021
10.36	Promissory Note between Sundance Strategies, Inc. and Radiant Life, LLC, dated July 29, 2021
10.37	Private Placement Memorandum, effective November 5, 2022
10.38*	Agreement between Sundance Strategies, Inc. and Tradability, LLC, dated January 1, 2022
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101 SCH	Inline XBRL Schema Document**
101 CAL	Inline XBRL Calculation Linkbase Document**
101 DEF	Inline XBRL Definition Linkbase Document**
101 LAB	Inline XBRL Labels Linkbase Document**
101 PRE	Inline XBRL Presentation Linkbase Document**
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

SUNDANCE STRATEGIES, INC.

Date: June 29, 2022	By:	/s/ Randall F. Pearson
Randall F. Pearson
President, Principal Executive Officer and Principal Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Kraig T. Higginson	Chairman of the Board of Directors	June 29, 2022
Kraig T. Higginson

/s/ Randall F. Pearson	President (Principal Executive Officer),	June 29, 2022
Randall F. Pearson	Director and Principal Financial Officer

/s/ Glenn S. Dickman	Director	June 29, 2022
Glenn S. Dickman

/s/ Stephen E. Quesenberry	Director	June 29, 2022
Stephen E. Quesenberry

