Form 10-Q
period 2022-06-30
Sundance Strategies, Inc.
filed 2022-08-15
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 15, 2022, the registrant had 41,408,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,2022	March 31,2022
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$66,986	$267,966
Prepaid expenses and other assets	4,667	8,167

Total Current Assets $	$71,653	$276,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$584,960	$580,972
Accrued expenses	381,883	354,205
Notes payable	300,000	300,000
Current portion of notes payable, related parties	876,000	876,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,542,843	2,511,177

Long-Term Liabilities
Accrued expenses	731,465	666,015
Notes payable, related parties, net of current portion	2,125,808	2,125,808

Total Long-Term Liabilities	2,857,273	2,791,823

Total Liabilities	5,400,116	5,303,000

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares,par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001;41,408,441 shares issued and outstanding as of June 30, and March 31, 2022	41,409	41,409
Additional paid-in capital	27,181,618	27,181,618
Accumulated deficit	(32,551,490)	(32,249,894)

Total Stockholders’ Deficit	(5,328,463)	(5,026,867)

Total Liabilities and Stockholders’ Deficit $	$71,653	$276,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2022	2021

Income from Investments	$-	$-

General and Administrative Expenses	213,957	243,461

Loss from Operations	(213,957)	(243,461)

Other Income (Expense)
Gain on settlement of liabilities	-	285,192
Interest expense	(74,139)	(65,385)
Financing expense	(13,500)	(77,561)

Total Other Income (Expense)	(87,639)	142,246

Loss Before Income Taxes	(301,596)	(101,215)
Income Tax Provision (Benefit)	-	-

Net Loss	$(301,596)	$(101,215)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	41,408,441	40,864,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022	41,408,441	$41,409	$27,181,618	$(32,249,894)	$(5,026,867)

Net loss	-	-	-	(301,596)	(301,596)

Balance, June 30, 2022	41,408,441	41,409	27,181,618	(32,551,490)	(5,328,463)

Balance, March 31, 2021	40,108,441	40,109	24,728,638	(29,484,809)	(4,716,062)

Common stock issued for director compensation	1,200,000	1,200	54,240	-	55,440

Net loss	-	-	-	(101,215)	(101,215)

Balance, June 30, 2021	41,308,441	$41,309	$24,782,878	$(29,586,024)	$(4,761,837)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2022	2021

Operating Activities

Net Loss	$(301,596)	$(101,215)
Adjustments to reconcile to net cash used in operating activities:
Share based compensation - common stock	-	55,440
Gain on settlement of liabilities	-	(285,192)
Changes in operating assets and liabilities
Prepaid expenses and other assets	3,500	2,875
Accounts payable	3,988	(52,928)
Accrued expenses	93,128	78,791

Net Cash used in Operating Activities	(200,980)	(302,229)

Financing Activities

Proceeds from issuance of notes payable, related party	-	300,000

Net Cash provided by Financing Activities	-	300,000

Net Change in Cash and Cash Equivalents	(200,980)	(2,229)
Cash and Cash Equivalents at Beginning of Period	267,966	21,179

Cash and Cash Equivalents at End of Period	$66,986	$18,950

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2022

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on June 29, 2022. The results from operations for the three-month period ended June 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2023. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity, and cash flows at June 30, 2022 and for all periods presented herein have been made.

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

June 30, 2022

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

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three months ended June 30, 2022 and 2021, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of June 30, 2022 and 2021 are comprised of warrants convertible into 7,250,241 and 4,488,754 shares of common stock, respectively.

New Accounting Pronouncements

Adopted During the Three Months Ended June 30, 2022

In May 2021, the FASB issued ASU 2021-04 Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options. This ASU clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. Specifically, it provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The amendment is effective for fiscal years beginning after December 15, 2021, and interim periods therein. The Company adopted the new guidance as of April 1, 2022, and used the framework to record modification to the exercise price of equity classified warrants during the three months ended June 30, 2022.

Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of June 30, 2022, the Company had $66,986 of cash assets, compared to $267,966 as of March 31, 2022. As of June 30, 2022, the Company had access to draw an additional $4,604,192 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the three months ended June 30, 2022, the Company’s average monthly operating expenses were approximately $71,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $13,500 and $77,561 were incurred during the three months ended June 30, 2022 and 2021, respectively. As management continues to explore additional financing alternatives, beginning July 1, 2022 the Company is expected to spend up to an additional $400,000 on these efforts. Outstanding Accounts Payable as of June 30, 2022 totaled $584,960. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements, or through August 2023. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2022

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the three months ended June 30, 2022 and 2021.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2022

(4) STOCKHOLDERS’ EQUITY

Common Stock

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000. 6,000,000 of the 8,000,000 shares were owned by a related party to the Company. The total liability related to the repurchase of these shares is $400,000  , with repayment to the related party stockholders contingent on a major financing event. $300,000 of the $400,000 liability is to a related party.

Warrants to Purchase Common Stock

The Company’s related party lenders consist of: the Chairman of the Board of Directors and a stockholder, Radiant Life, LLC and Mr. Dickman, a board member and stockholder. These holders of the related party unsecured promissory notes, hold agreements that provide each related party with common stock warrants upon the lender’s extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued for an extension is based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lender will also require 2 warrants for each dollar loaned. All warrants issued under these terms vested immediately upon issuance, have an exercise price approximately equal to the fair value of the Company’s common stock on the date of grant, and expire 5 years from the date of issuance.

On June 20, 2022, the Company amended the agreements with the related party lenders to adjust the exercise price of the warrants issued in conjunction with extensions of due dates and new monies lent on the outstanding notes payable, related parties from January 5, 2022 to February 5, 2022. The original agreements stated that the exercise price of the warrants issued was $0.05. The amended agreements adjust the exercise price from $0.05 to $1.05, which is the estimated fair market value of the common stock on the grant dates of the warrants. The original agreements inadvertently stated an exercise price of $0.05, when the Company had intended to grant warrants with an exercise price of $1.05. This modification was evaluated and it was determined that the increase in exercise price resulted in a decrease in the fair value of the warrants issued from January 5, 2022 to February 5, 2022, and therefore no additional warrant expense was required.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2022

The following table summarizes the warrants issued and outstanding as of June 30, 2022:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	3,708,754	3,708,754	2.96	$185,439
1.00	1,000,000	1,000,000	1.77	1,000,000
1.05	1,991,487	1,991,487	4.60	2,091,061
2.00	50,000	50,000	4.10	100,000
5.00	500,000	500,000	4.57	2,500,000
	7,250,241	7,250,241		$5,876,500

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due July 6, 2022. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. On August 3, 2022, the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from July 6, 2022 to September 6, 2022, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see note 7). As of June 30, 2022 accrued interest on the note totaled $29,589.

(6) NOTES PAYABLE, RELATED PARTY

As of both June 30, 2022, and March 31, 2022, the Company had borrowed $3,001,808, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $835,513 and $767,358 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2022 and March 31, 2021, respectively.

Related Party Promissory Notes

As of both June 30, 2022 and March 31, 2022, the Company owed $826,000 under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. The notes are due October 31, 2022, or at the immediate time when alternative financing or other proceeds are received. During the three months ended June 30, 2022, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of June 30, 2022, accrued interest on the notes totaled $243,936. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2022

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC. The promissory note bears interest at a rate of 8% annually and is due on July 29, 2022. Subsequent to June 30, 2022, the unsecured promissory note with Radiant Life, LLC. was amended to extend the due date from July 29, 2022 to July 29, 2023, or at the immediate time when alternative financing or other proceeds are received. As of June 30, 2022, accrued interest on the note totaled $3,821.

Related Party Note Payable and Line of Credit Agreements

As of both June 30, 2020 and March 31, 2021, the Company owed $1,066,300, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The note is due November 30, 2023 or at the immediate time when alternative financing or other proceeds are received. As of June 30, 2022, the agreement allowed for borrowings of up to $4,600,000. During the three months ended June 30, 2022, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. The note payable and line of credit agreement incurs interest at 7.5% per annum and are collateralized by the Company’s NIBS, if any. As of June 30, 2022, accrued interest on this note totaled $242,119. As discussed in Note 4, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. No new warrants were issued during the three months ended June 30, 2022. The total number of warrants issued to the related party lender was 2,380,150 as of June 30, 2022 (see Note 4 for further details on these warrants).

As of June 30, 2022 and March 31, 2021, the Company owed $1,059,508 in principle under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The principal and interest on the note are due November 30, 2023 or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the three months ended June 30, 2022 the Company neither borrowed nor repaid any principal under this agreement. As of June 30, 2022, accrued interest on this agreement totaled $345,637. As discussed in Note 4, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. No new warrants were issued during the three months ended June 30, 2022. The total number of warrants issued to the related party lender was 1,679,508 as of June 30, 2022 (see Note 4 for further details on these warrants).

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to November 30, 2023. As of June 30, 2022 and March 31, 2021, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2022 and March 31, 2021.

(8) SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the following events transpired:

On August 3, 2022, the unsecured promissory note with Satco International, Ltd. (See note 5) was amended to extend the due date from July 6, 2022 to September 6, 2022, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

On August 3, 2022, the unsecured promissory note with Radiant Life, LLC (see note 6) was amended to extend the due date from July 29, 2022 to July 29, 2023, or at the immediate time when alternative financing or other proceeds are received.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the three months ended June 30, 2022 and 2021. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2022.

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

On January 1, 2022, we entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires us to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and us successfully reaching certain milestones. Further, the agreement requires us to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and us successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which we will be an advisor. As of June 30, 2022 none of the milestones related to the potential issuance of equity have been met.

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

Results of Operations

Three-Months Ended June 30, 2022, Compared with Three-Months Ended June 30, 2021

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the three months ended June 30, 2022 or 2021.

General & Administrative Expenses

General and administrative expenses totaled $213,957 and $243,461 during the three months ended June 30, 2022, and 2021, respectively. A significant portion of these expenses were professional fees and payroll costs.

Other Income and Expenses

During the three months ended June 30, 2021, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $285,192. The gain was recorded as a gain on settlement of liabilities.

For the three months ended June 30, 2022 and 2021, other expenses related to pursuing potential financing alternatives were $13,500 and $77,561, respectively.

During the three months ended June 30, 2022, and 2021, interest expense accrued in the amount of $74,139 and $65,385, respectively. The increased interest expense was due slightly higher principal balances on our notes payable, as well as the effects of compounding interest.

Income Taxes

During the three months ended June 30, 2022, the Company recorded a net loss before income taxes of $301,596 and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of June 30, 2022, we had $66,986 of cash, compared to $267,966 as of March 31, 2022. As of June 30, 2022, the Company had access to draw an additional $4,604,192 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $71,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of June 30, 2022 totaled $584,960, and other accrued liabilities totaled $1,113,348. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through August 2023.

Debt

At June 30, 2022, we owed $4,291,135, including accrued interest, for debt obligations. We owed $3,001,808 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of June 30, 2022, one note payable and line-of-credit had a principal balance of $1.109.508 and is due on November 30, 2023, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,066,300, and the line of credit is currently extended through November 30, 2023. At June 30, 2022, unsecured promissory notes had principal balances totaling $826,000 and are due October 31, 2022. The convertible debenture agreement, which has no principal balance due as of June 30, 2022 is open through November 30, 2023. As of August 15, 2022, there was $4,604,192 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

Critical Accounting Policies and Estimates

See Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on June 29, 2022.

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

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective due to the lack of design and operating effectiveness of our control environment and risk assessment, control activities and monitoring activities relating to complex accounting matters relating to the valuation of equity-based compensation instruments as disclosed in Item 9A of our 10K filed on June 29, 2022.

Our principal executive and principal financial officer is in the process of performing a review of our processes and controls over complex accounting matters relating to the valuation of equity-based compensation instruments.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2022, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended June 30, 2022 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended June 30, 2022.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.37*	Private Placement Memorandum, effective November 5, 2022

Exhibit 10.38*	Agreement between Sundance Strategies, Inc. and Tradability, LLC, dated January 1, 2022

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, Principal Financial Officer.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Randall F. Pearson, President and Principal Financial Officer.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

* Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission on June 29, 2022, and incorporated by reference herein.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: August 15, 2022	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

