Form 10-Q
period 2022-09-30
Sundance Strategies, Inc.
filed 2022-11-14
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 14, 2022, the registrant had 41,408,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,
	2022	March 31,
	(Unaudited)	2022

ASSETS

Current Assets
Cash and cash equivalents	$498	$267,966
Prepaid expenses and other assets	1,167	8,167

Total Current Assets	$1,665	$276,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$665,270	$580,972
Accrued expenses	455,039	354,205
Notes payable	300,000	300,000
Current portion of notes payable, related parties	876,000	876,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,696,309	2,511,177

Long-Term Liabilities
Accrued expenses	758,952	666,015
Notes payable, related parties, net of current portion	2,125,808	2,125,808
	-	-

Total Long-Term Liabilities	2,884,760	2,791,823

Total Liabilities	5,581,069	5,303,000

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 41,408,441 shares issued and outstanding as of September 30, and March 31, 2022	41,409	41,409
Additional paid-in capital	27,181,618	27,181,618
Accumulated deficit	(32,802,431)	(32,249,894)

Total Stockholders’ Deficit	(5,579,404)	(5,026,867)

Total Liabilities and Stockholders’ Deficit	$1,665	$276,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Income from Investments	$-	$-	$-	$-

General and Administrative Expenses	161,534	172,144	375,491	415,605

Loss from Operations	(161,534)	(172,144)	(375,491)	(415,605)

Other Income (Expense)
Gain on settlement of liabilities	-	-	-	285,192
Interest expense	(75,907)	(68,352)	(150,046)	(133,737)
Financing expense	(13,500)	(10,000)	(27,000)	(87,561)

Total Other Income (Expense)	(89,407)	(78,352)	(177,046)	63,894

Loss Before Income Taxes	(250,941)	(250,496)	(552,537)	(351,711)
Income Tax Provision (Benefit)	-	4,149	-	4,149

Net Loss	$(250,941)	$(254,645)	$(552,537)	$(355,860)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	41,408,441	41,308,441	41,408,441	41,086,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022	41,408,441	$41,409	$27,181,618	$(32,249,894)	$(5,026,867)

Net loss	-	-	-	(301,596)	(301,596)

Balance, June 30, 2022	41,408,441	41,409	27,181,618	(32,551,490)	(5,328,463)

Net loss	-	-	-	(250,941)	(250,941)

Balance, September 30, 2022	41,408,441	41,409	27,181,618	(32,802,431)	(5,579,404)

Balance, March 31, 2021	40,108,441	40,109	24,728,638	(29,484,809)	(4,716,062)

Common stock issued for director compensation	1,200,000	1,200	54,240	-	55,440

Net loss	-	-	-	(101,215)	(101,215)

Balance, June 30, 2021	41,308,441	$41,309	$24,782,878	$(29,586,024)	$(4,761,837)

Stock-based compensation - director shares	-	-	18,480	-	18,480

Net loss	-	-	-	(254,645)	(254,645)

Balance, September 30, 2021	41,308,441	41,309	24,801,358	(29,840,669)	(4,998,002)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2022	2021

Operating Activities

Net Loss	$(552,537)	$(355,860)
Adjustments to reconcile to net cash used in operating activities:
Share based compensation - common stock	-	73,920
Gain on settlement of liabilities	-	(285,192)
Changes in operating assets and liabilities
Prepaid expenses and other assets	7,000	(8,250)
Accounts payable	84,298	(57,267)
Accrued expenses	193,771	152,409

Net Cash used in Operating Activities	(267,468)	(480,240)

Financing Activities

Proceeds from issuance of notes payable, related party	-	160,000
Proceeds from issuance of notes payable	-	300,000

Net Cash provided by Financing Activities	-	460,000

Net Change in Cash and Cash Equivalents	(267,468)	(20,240)
Cash and Cash Equivalents at Beginning of Period	267,966	21,179

Cash and Cash Equivalents at End of Period	$498	$939

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

No Assurance is provided on these financial statements

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2022

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on June 29, 2022. The results from operations for the three and six-month periods ended September 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2023. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders’ equity, and cash flows at June 30, 2022 and for all periods presented herein have been made.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2022

On January 1, 2022, we entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires us to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and us successfully reaching certain milestones. Further, the agreement requires us to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and us successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which we will be an advisor. As of September 30, 2022 none of the milestones related to the potential issuance of equity have been met.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed below.

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three and six months ended September 30, 2022 and 2021, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of September 30, 2022 and 2021 are comprised of warrants convertible into 7,250,241 and 4,758,754 shares of common stock, respectively.

New Accounting Pronouncements

Adopted During the Six Months Ended September 30, 2022

In May 2021, the FASB issued ASU 2021-04 Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options. This ASU clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. Specifically, it provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The amendment is effective for fiscal years beginning after December 15, 2021, and interim periods therein. The Company adopted the new guidance as of April 1, 2022, and used the framework to record modification to the exercise price of equity classified warrants during the six months ended September 30, 2022.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2022

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of September 30, 2022, the Company had $498 of cash assets, compared to $267,966 as of March 31, 2022. As of September 30, 2022, the Company had access to draw an additional $4,604,192 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the six months ended September 30, 2022, the Company’s average monthly operating expenses were approximately $62,500, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $13,500 were incurred during the three months ended September 30, 2022. As management continues to explore additional financing alternatives, beginning October 1, 2022 the Company is expected to spend up to an additional $400,000 on these efforts. Outstanding Accounts Payable as of September 30, 2022 totaled $665,270. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through November 2023. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

September 30, 2022

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the six months ended September 30, 2022 and 2021.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximate the fair values as the interest rate approximates market interest rates.

(4) STOCKHOLDERS’ EQUITY

Common Stock

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000. 6,000,000 of the 8,000,000 shares were owned by a related party to the Company. The total liability related to the repurchase of these shares is $400,000, with repayment to the related party stockholders contingent on a major financing event. $300,000 of the $400,000 liability is to a related party.

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

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2022

The following table summarizes the warrants issued and outstanding as of September 30, 2022:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	3,708,754	3,708,754	2.70	$185,439
1.00	1,000,000	1,000,000	1.52	1,000,000
1.05	2,534,487	2,534,487	4.51	2,661,211
2.00	50,000	50,000	3.85	100,000
5.00	500,000	500,000	4.32	2,500,000
	7,793,241	7,793,241		$6,446,650

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due September 6, 2022. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. On October 19, 2022, the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from September 6, 2022 to January 6, 2023, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see note 7). As of September 30, 2022 accrued interest on the note totaled $35,638.

(6) NOTES PAYABLE, RELATED PARTY

As of both September 30, 2022, and March 31, 2022, the Company had borrowed $3,001,808, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $905,371 and $767,358 is recorded on the balance sheet as an Accrued Expense obligation at September 30, 2022 and March 31, 2021, respectively.

Related Party Promissory Notes

As of both September 30, 2022 and March 31, 2022, the Company owed $826,000 under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. The notes are due July 31, 2023, or at the immediate time when alternative financing or other proceeds are received. During the six months ended September 30, 2022, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of September 30, 2022, accrued interest on the notes totaled $265,727. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time. As discussed in Note 4, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. No new warrants were issued during the six months ended September 30, 2022. The total number of warrants issued to the related party lender was 1,690,583 as of September 30, 2022 (see Note 4 for further details on these warrants).

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party on the date of the agreement, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC that is outlined below in this Note 6. The $50,000 promissory note bears interest at a rate of 8% annually and was due on July 29, 2022. On August 3, 2022, the promissory note was amended to extend the due date from July 29, 2022 to July 29, 2023, or at the immediate time when alternative financing or other proceeds are received. As of September 30, 2022, accrued interest on the note totaled $4,917.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2022

Related Party Note Payable and Line of Credit Agreements

As of both September 30, 2022 and March 31, 2022, the Company owed $1,066,300, exclusive of accrued interest, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The note is due November 30, 2023 or at the immediate time when alternative financing or other proceeds are received. As of September 30, 2022, the agreement allowed for borrowings of up to $4,600,000. During the six months ended September 30, 2022, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. The note payable and line of credit agreement incurs interest at 7.5% per annum and are collateralized by the Company’s NIBS, if any. As of September 30, 2022, accrued interest on this note totaled $262,276. As discussed in Note 4, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. No new warrants were issued during the six months ended September 30, 2022. The total number of warrants issued to the related party lender was 2,380,150 as of September 30, 2022 (see Note 4 for further details on these warrants).

As of September 30, 2022 and March 31, 2021, the Company owed $1,059,508 in principle under the note payable and lines of credit agreement with Radiant Life, LLC. The agreement allows for borrowings of up to $2,130,000. The principal and interest on the note are due November 30, 2023 or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the six months ended September 30, 2022 the Company neither borrowed nor repaid any principal under this agreement. As of September 30, 2022, accrued interest on this agreement totaled $372,450. As discussed in Note 4, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. No new warrants were issued during the six months ended September 30, 2022. The total number of warrants issued to the related party lender was 1,679,508 as of September 30, 2022 (see Note 4 for further details on these warrants).

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to July 5, 2022. On August 9, 2022, the note was amended to extend the due date from July 5, 2022 to November 30, 2023, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

As of September 30, 2022 and March 31, 2022, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at September 30, 2022 and March 31, 2022.

(8) SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the following events transpired:

On October 19, 2022, the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from September 6, 2022 to January 6, 2023, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

Between October 4, 2022 and November 8, 2022, the Company borrowed an additional $72,000 under the note payable and lines of credit agreement with the Chairman of the Board of Directors and a stockholder. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide the Chairman of the Board of Directors and a stockholder with warrants for 144,000 shares of common stock vested immediately upon issuance, with an exercise price of $1.05 per share and a 5-year exercise window from the date of the extension agreement. The warrants issued have no registration rights.

On November 11, 2022, the unsecured promissory notes from Mr. Dickman were amended to extend the due date from October 31, 2022 to July 31, 2023, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide Mr. Dickman with warrants for 399,749 shares of common stock vested immediately upon issuance, with an exercise price of $1.05 per share and a 5-year exercise window from the date of the extension agreement. The warrants issued have no registration rights.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the six months ended September 30, 2022 and 2021. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2022.

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

Results of Operations

Three-Months Ended September 30, 2022, Compared with Three-Months Ended September 30, 2021

Income from Investments

Due to the Company not holding NIBs, no interest income was recorded for the three months ended September 30, 2022 or 2021.

General & Administrative Expenses

General and administrative expenses totaled $161,534 and $172,144 during the three months ended September 30, 2022, and 2021, respectively. A significant portion of these expenses were professional fees and payroll costs. The decrease in expenses was primarily due to a decrease in professional fees.

Other Income and Expenses

For the three months ended September 30, 2022 and 2021, other expenses related to pursuing potential financing alternatives were $13,500 and $10,000, respectively.

During the three months ended September 30, 2022, and 2021, interest expense accrued in the amount of $75,907 and $68,352, respectively. The increased interest expense was due to higher principal balances on our notes payable.

Income Taxes

During the three months ended September 30, 2022, the Company recorded a net loss before income taxes of $250,941, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Six-Months Ended September 30, 2022, Compared with Six-Months Ended September 30, 2021

Income from Investments

Due to the Company not holding NIBs, no interest income was recorded for the six months ended September 30, 2022 or 2021.

General & Administrative Expenses

General and administrative expenses totaled $375,491 and $415,605 during the six months ended September 30, 2022, and 2021, respectively. A significant portion of these expenses were professional fees and payroll costs. The decrease in expenses was primarily due to a decrease in professional fees.

Other Income and Expenses

During the six months ended September 30, 2021, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $285,192. The gain was recorded as a gain on settlement of liabilities.

For the six months ended September 30, 2022 and 2021, other expenses related to pursuing potential financing alternatives were $27,000 and $87,561, respectively.

During the six months ended September 30, 2022, and 2021, interest expense accrued in the amount of $150,046 and $133,737, respectively. The increased interest expense was due slightly higher principal balances on our notes payable.

Income Taxes

During the six months ended September 30, 2022, the Company recorded a net loss before income taxes of $552,537, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related and unrelated parties and the issuance of convertible debentures. As of September 30, 2022, we had $498 of cash, compared to $267,966 as of March 31, 2022. As of September 30, 2022, the Company had access to draw an additional $4,604,192 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $70,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, and estimated legal and accounting expenses. Outstanding Accounts Payable as of September 30, 2022 totaled $665,270, short term notes payable totaled $300,000, short term notes payable to related parties totaled $876,000, and other accrued short term liabilities totaled $455,039. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through November 2023.

Debt

At September 30, 2022, we owed $4,367,042, including accrued interest, for debt obligations. We owed $3,001,808 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of September 30, 2022, one note payable and line-of-credit had a principal balance of $1,109,508 and is due on November 30, 2023, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,066,300, and the line of credit is currently extended through November 30, 2023. At September 30, 2022, unsecured promissory notes with related parties had principal balances totaling $826,000, and are due July 31, 2023. The convertible debenture agreement, which has no principal balance due as of September 30, 2022 is open through November 30, 2023. As of November 14, 2022, there was $4,532,192 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2022, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended September 30, 2022 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended September 30, 2022.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.37*	Private Placement Memorandum, effective November 5, 2022

Exhibit 10.38*	Agreement between Sundance Strategies, Inc. and Tradability, LLC, dated January 1, 2022

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, President and Director.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Randall F. Pearson, Principal Financial Officer.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Randall F. Pearson, President and Principal Financial Officer.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File

* Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission on June 29, 2022, and incorporated herein by reference.

+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: November 14, 2022	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

