Form 10-Q
period 2022-12-31
Sundance Strategies, Inc.
filed 2023-02-14
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

As of February 14, 2023, the registrant had 41,408,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,
	2022	March 31,
	(Unaudited)	2022

ASSETS

Current Assets
Cash and cash equivalents	$3,158	$267,966
Prepaid expenses and other assets	11,850	8,167

Total Current Assets	$15,008	$276,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$698,797	$580,972
Accrued expenses	514,916	354,205
Notes payable	300,000	300,000
Current portion of notes payable, related parties, net of debt discount	717,058	876,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,630,771	2,511,177

Long-Term Liabilities
Accrued expenses	807,826	666,015
Notes payable, related parties, net of current portion, net of debt discount	2,237,808	2,125,808
	-	-

Total Long-Term Liabilities	3,045,634	2,791,823

Total Liabilities	5,676,405	5,303,000

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 41,408,441 shares issued and outstanding as of December 31, and March 31, 2022	41,409	41,409
Additional paid-in capital	27,771,476	27,181,618
Accumulated deficit	(33,474,282)	(32,249,894)

Total Stockholders’ Deficit	(5,661,397)	(5,026,867)

Total Liabilities and Stockholders’ Deficit	$15,008	$276,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Income from Investments	$-	$-	$-	$-

General and Administrative Expenses	149,158	149,086	524,649	564,691

Loss from Operations	(149,158)	(149,086)	(524,649)	(564,691)

Other Income (Expense)
Loss on extinguishment of debt	(377,936)	-	(377,936)	-
Gain on settlement of liabilities	-	-	-	285,192
Interest expense	(131,257)	(71,245)	(281,303)	(204,982)
Financing expense	(13,500)	(10,200)	(40,500)	(97,761)

Total Other Income (Expense)	(522,693)	(81,445)	(699,739)	(17,551)

Loss Before Income Taxes	(671,851)	(230,531)	(1,224,388)	(582,242)
Income Tax Provision (Benefit)	-	-	-	4,149

Net Loss	$(671,851)	$(230,531)	$(1,224,388)	$(586,391)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding - basic and diluted	41,408,441	41,333,224	41,408,441	41,168,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three, Six and Nine Months Ended December 31, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022	41,408,441	$41,409	$27,181,618	$(32,249,894)	$(5,026,867)

Net loss	-	-	-	(301,596)	(301,596)

Balance, June 30, 2022	41,408,441	41,409	27,181,618	(32,551,490)	(5,328,463)

Net loss	-	-	-	(250,941)	(250,941)

Balance, September 30, 2022	41,408,441	41,409	27,181,618	(32,802,431)	(5,579,404)

Warrants issued in connection with debt issuances			211,922		211,922

Warrants issued in connection to extinguishment of debt	-	-	377,936	-	377,936

Net loss	-	-	-	(671,851)	(671,851)

Balance, December 31, 2022	41,408,441	$41,409	$27,771,476	$(33,474,282)	$(5,661,397)

Balance, March 31, 2021	40,108,441	$40,109	$24,728,638	$(29,484,809)	$(4,716,062)

Common stock issued for director compensation	1,200,000	1,200	54,240	-	55,440

Net loss	-	-	-	(101,215)	(101,215)

Balance, June 30, 2021	41,308,441	41,309	24,782,878	(29,586,024)	(4,761,837)

Stock-based compensation - director shares	-	-	18,480	-	18,480

Net loss	-	-	-	(254,645)	(254,645)

Balance, September 30, 2021	41,308,441	41,309	24,801,358	(29,840,669)	(4,998,002)

Common stock and warrants issued for cash	40,000	40	199,960	-	200,000

Net loss	-	-	-	(230,531)	(230,531)

Balance, December 31, 2021	41,348,441	$41,349	$25,001,318	$(30,071,200)	$(5,028,533)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2022	2021

Operating Activities

Net Loss	$(1,224,388)	$(586,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation - common stock	-	73,920
Gain on settlement of liabilities	-	(285,192)
Loss on extinguishment of debt	377,936	-
Amortization of debt discount	52,980	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	(3,683)	(4,479)
Accounts payable	117,825	(50,961)
Accrued expenses	302,522	225,317

Net Cash used in Operating Activities	(376,808)	(627,786)

Financing Activities

Proceeds from issuance of notes payable, related party	112,000	160,000
Proceeds from issuance of notes payable	-	300,000
Common stock issued for cash	-	200,000

Net Cash provided by Financing Activities	112,000	660,000

Net Change in Cash and Cash Equivalents	(264,808)	32,214
Cash and Cash Equivalents at Beginning of Period	267,966	21,179

Cash and Cash Equivalents at End of Period	$3,158	$53,393

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Issued warrants as debt issuance costs	$211,922	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2022

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on June 29, 2022. The results from operations for the three and nine-month periods ended December 31, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2023. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders’ equity, and cash flows at June 30, 2022 and for all periods presented herein have been made.

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

During the latter part of the fiscal year ended March 31, 2021, the Company began developing an additional business offering, providing professional services to specialty structured finance groups, bond issuers and life settlement aggregators. The Company has now assembled an experienced team from the life settlement marketplace, as well as from other areas such as financial services and public financial markets. As a professional services provider, the Company applies industry best practices to advise on the selection of specific portfolios of life insurance policies that are tailored to meet the needs of its clients. The Company’s clients may include bond issuers, bond investors, or other structured finance product issuers. The Company has developed strategies and methodologies which include the acquisition of life insurance portfolios, then uses common structured finance techniques and proprietary analytics to structure bonds for issuances, including principal protected bonds. The Company’s goal is to deliver long-term value and profitability to shareholders by growing the Company’s professional services business and asset base, resulting in the ability to pay dividends to its shareholders.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2022

During the latter part of the year ended March 31, 2021, the Company began working closely with bond placement agents and aggregators to establish various aspects of a proprietary, investment grade bond offering. In this arrangement, the Company participates as the sole originator in the role of structuring and advising on the structure of the proprietary bond instrument. Included in the role of structuring financial assets, the Company uses proprietary analytics to establish the makeup of the rated instrument, including but not limited to, life settlement assets (life insurance policies) and managed cash, and implements a process of selective assembly of the underlying assets and cash management that will meet the policy requirements and analytics. The Company continues to provide current and ongoing resources for all analytics, as well as advisement support for the investment and non-investment grade ratings for the managed asset pool and the managed cash accounts. Acting in an advisory role, the Company is reimbursed for all expenses associated with the structuring and preparation of any bond offering, will receive an advisory payment upon the closing of any bond offering, and then will hold residual rights on the balance of assets once the bond is retired.

During the year ended March 31, 2022, the Company and US Capital Global Securities LLC, an affiliate of US Capital Global, entered into an arrangement wherein the Company is the lead advisor and lead originator of tailored life insurance portfolios to be used in a life insurance-linked bond offering (“bond offering”) of between $250 million to $500 million. US Capital Global Securities LLC is the lead placement agent and is marketing the bond offering on behalf of the issuer on a best-efforts basis to qualified investors. The Company has worked with Egan Jones rating agency to obtain a minimum of BBB plus to an A minus rating on the bond offering. This initial rating is based upon a sample portfolio of life settlement assets similar to those expected to be utilized in the bond offering. Once a percentage of the bond offering is in escrow, then the actual life settlement portfolios will be purchased and held until the bond offering closes. Once the final group of assets are assembled, then a final rating will be obtained. The Company has engaged a licensed asset manager, whose projected returns will be approved by the rating agency. Important for the success of the bond is the treatment of the various cash accounts that will support the bond. The two primary accounts will be the Investment account and the Cash Reserve account. These accounts will represent approximately 40% of the total cash raised from the bond offering. The Investment and Cash Reserve accounts are projected to produce sufficient annual returns to support the cost associated to maintain the bonds. A nationally recognized trust manager has been engaged to insure all the workings of the bond are handled properly and timely. An actuarial company has also been engaged to provide the modeling needed for the rating agency, asset manager and bond issuer. For services provided, the Company will receive a fee upon the closing on the bond offering and will also hold a residual monetary right to cash flows from the life settlement assets once the bond is retired.

On January 1, 2022, the Company entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires the Company to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and the Company successfully reaching certain milestones. Further, the agreement requires the Company to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into the Company’s common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and the Company successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which the Company will be an advisor. As of December 31, 2022, none of the milestones related to the potential issuance of equity have been met; and no assurance can be given that these anticipated milestones will be reached.

In addition to the arrangements described above, management of the Company is actively seeking additional bonding and financing opportunities that would allow the Company to leverage its unique position within the life-settlements market, and lead to future revenue opportunities. To be able to quickly pivot to any of these additional opportunities, the Company has been actively seeking to secure additional bond ratings from other bond rating agencies to expand its attractiveness within the marketplace.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed below.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2022

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three and nine months ended December 31, 2022 and 2021, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of December 31, 2022 and 2021 are comprised of warrants convertible into 7,873,990 and 4,958,754 shares of common stock, respectively.

New Accounting Pronouncements

Adopted During the Nine Months Ended December 31, 2022

In May 2021, the FASB issued ASU 2021-04 Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options. This ASU clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. Specifically, it provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The amendment is effective for fiscal years beginning after December 15, 2021, and interim periods therein. The Company adopted the new guidance as of April 1, 2022 and used the framework to record modification to the exercise price of equity classified warrants during the nine months ended December 31, 2022.

Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(2) LIQUIDITY REQUIREMENTS AND GOING CONCERN

Since the Company’s inception on January 31, 2013, operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of December 31, 2022, the Company had $3,158 of cash assets, compared to $267,966 as of March 31, 2022. As of December 31, 2022, the Company had access to draw an additional $4,492,192 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the nine months ended December 31, 2022, the Company’s average monthly operating expenses were approximately $58,500, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $13,500 were incurred during the three months ended December 31, 2022. As management continues to explore additional financing alternatives, beginning January 1, 2023, the Company is expected to spend up to an additional $385,000  on these efforts. Outstanding Accounts Payable as of December 31, 2022 totaled $698,797. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through February 2024. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

December 31, 2022

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the nine months ended December 31, 2022 and 2021.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximate the fair values as the interest rate approximates market interest rates.

(4) STOCKHOLDERS’ EQUITY

Common Stock

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000. Of the 8,000,000 shares, 6,000,000 were owned by a related party to the Company. The total liability related to the repurchase of these shares is $400,000, with repayment to the related party stockholders contingent on a major financing event. Of the $400,000 liability, $300,000 is to a related party.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2022

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

During the three months ended December 31, 2022, and per the provisions outlined above, the Company agreed to provide Mr. Dickman with warrants for 399,749 shares of common stock in conjunction with the extension of the due date of the outstanding promissory notes and agreed to provide the Chairman of the Board of Directors and a stockholder with warrants for 224,000 shares of common stock in conjunction with the Company borrowing $112,000 under the respective note payable and line of credit agreement (see note 6). The exercise price of the warrants issued during the three months ended December 31, 2022 was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was $589,858. The inputs used in these calculations included a fair value of the underlying common stock of $1.049 per share, a risk-free of between 3.84% and 4.31%, volatility of between 142.23% and 143.97% and a dividend rate of 0%. The Company determined the cost of debt issuance to be $211,922, to be amortized quarterly through November 30, 2022 (the due date of the lender’s line of credit at the time of the borrowing event). As such, $52,980 of debt discount was amortized as interest expense during the quarter ended December 31, 2022. The remaining $377,936 of expense, related to Mr. Dickman’s warrants, was recorded as a loss on extinguishment of debt.

The following table summarizes the warrants issued and outstanding as of December 31, 2022:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	3,708,754	3,708,754	2.45	$185,439
1.00	1,000,000	1,000,000	1.27	1,000,000
1.05	2,615,236	2,615,236	4.27	2,745,998
2.00	50,000	50,000	3.59	100,000
5.00	500,000	500,000	4.07	2,500,000
	7,873,990	7,873,990		$6,531,437

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2022

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due January 6, 2023. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. On February 2, 2023, the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from January 6, 2023 to April 6, 2023, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see note 7). As of December 31, 2022 accrued interest on the note totaled $41,688.

(6) NOTES PAYABLE, RELATED PARTY

As of December 31, 2022, and March 31, 2022, the Company had borrowed $3,113,808 and $3,001,808 respectively, excluding accrued interest and net of the debt discount, from related parties. The interest associated with the Notes Payable, Related Party of $977,598 and $767,358 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2022 and March 31, 2021, respectively.

Related Party Promissory Notes

As of both December 31, 2022 and March 31, 2022, the Company owed $826,000 under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. On November 10, 2022, the notes were amended to extend the due date from October 31, 2022 to July 31, 2023, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the promissory notes, the Company also agreed to provide Mr. Dickman with warrants for 399,749 shares of common stock. The total number of warrants issued to the related party lender was 2,090,332 as of December 31, 2022 (see Note 4 for further details on these warrants). During the nine months ended December 31, 2022, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of December 31, 2022, accrued interest on the notes totaled $287,962. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time.

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party on the date of the agreement, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC that is outlined below in this Note 6. The $50,000 promissory note bears interest at a rate of 8% annually and was due on July 29, 2022. On August 3, 2022, the promissory note was amended to extend the due date from July 29, 2022 to July 29, 2023, or at the immediate time when alternative financing or other proceeds are received. As of December 31, 2022, accrued interest on the note totaled $6,035.

Related Party Note Payable and Line of Credit Agreements

As of December 31, 2022, and March 31, 2022, the Company, the Company owed $1,178,300 and $1,066,300 respectively, exclusive of accrued interest and net of the debt discount, under the note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder. The note was due November 30, 2023 or at the immediate time when alternative financing or other proceeds are received (see Note 8). On February 2, 2022, the related party note payable and line of credit agreement was amended to extend the due date from November 30, 2023 to November 30, 2024, or at the immediate time when alternative financing or other proceeds are received (see Note 8). On As of December 31, 2022, the agreement allowed for borrowings of up to $4,600,000. During the nine months ended December 31, 2022, the Company borrowed $112,000 under this agreement and no principal repayments were made. The note payable and line of credit agreement incurs interest at 7.5% per annum and are collateralized by the Company’s NIBS, if any. As of December 31, 2022, accrued interest on this note totaled $283,826. As discussed in Note 4, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. As per this provision and in conjunction with the extension of the due date of the promissory notes, the Company also agreed to provide the Chairman of the Board of Directors and a stockholder with warrants for 224,000 shares of common stock during the nine months ended December 31, 2022. The total number of warrants issued to the related party lender was 2,604,150 as of December 31, 2022 (see Note 4 for further details on these warrants).

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2022

As of December 31, 2022 and March 31, 2021, the Company owed $1,059,508 in principle under the note payable and lines of credit agreement with Radiant Life, LLC. The agreement allows for borrowings of up to $2,130,000. The principal and interest on the note were due November 30, 2024  or at the immediate time when alternative financing or other proceeds are received. On February 2, 2023, the agreement was amended to extend the due date from November 30, 2023 to November 30, 2024, or at the immediate time when alternative financing or other proceeds are received (see Note 8). The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the nine months ended December 31, 2022 the Company neither borrowed nor repaid any principal under this agreement. As of December 31, 2022, accrued interest on this agreement totaled $399,775. As discussed in Note 4, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. No new warrants were issued during the nine months ended December 31, 2022. The total number of warrants issued to the related party lender was 1,679,508 as of December 31, 2022 (see Note 4 for further details on these warrants).

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to November 30, 2023. On February 9, 2023, the note was amended to extend the due date from November 30, 2023 to November 30, 2024 , or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

As of December 31, 2022 and March 31, 2022, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2022 and March 31, 2022.

(8) SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the following events transpired:

On February 2, 2023, the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from January 6, 2023 to April 6, 2023, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

On February 2, 2023, the related party note payable and line of credit agreement with Radiant Life, LLC (see Note 6) was amended to extend the due date from November 30, 2023 to November 30, 2024, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide Radiant Life, LLC with warrants for 649,754 shares of common stock vested immediately upon issuance, with an exercise price of $1.05 per share and a 5-year exercise window from the date of the extension agreement.

On February 2, 2023 , the related party note payable and line of credit agreement with the Chairman of the Board of Directors and a stockholder (see Note 6) was amended to extend the due date from November 30, 2023 to November 30, 2024, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the agreement, the Company also agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 719,300 shares of common stock, vested immediately upon issuance, with an exercise price of $1.05 per share and a 5-year exercise window from the date of the extension agreement

On February 9, 2023, the Company agreed to amend the 8% convertible debenture agreement with Satco International, Ltd. (see Note 7) to extend the due date and conversion rights from November 30, 2023 to November 30, 2024.

.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources at and during the nine months ended December 31, 2022 and 2021. For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2022.

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

During the latter part of the fiscal year ended March 31, 2021, we began developing an additional business offering, providing professional services to specialty structured finance groups, bond issuers and life settlement aggregators. We have assembled an experienced team from the life settlement marketplace, as well as from other areas such as financial services and public financial markets. As a professional services provider, we apply industry best practices to advise on the selection of specific portfolios of life insurance policies that are tailored to meet the needs of its clients. Our clients may include bond issuers, bond investors, or other structured finance product issuers. We have developed strategies and methodologies which include the acquisition of life insurance portfolios, then use common structured finance techniques and proprietary analytics to structure bonds for issuances, including principal protected bonds. Our goal is to deliver long-term value and profitability to shareholders by growing our professional services business and asset base, resulting in the ability to pay dividends to its shareholders.

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

During the year ended March 31, 2022, we and US Capital Global Securities LLC, an affiliate of US Capital Global, entered into an arrangement wherein we are the lead advisor and lead originator of tailored life insurance portfolios to be used in a life insurance-linked bond offering (“bond offering”) of between $250 million to $500 million. US Capital Global Securities LLC is the lead placement agent and is marketing the bond offering on behalf of the issuer on a best-efforts basis to qualified investors. We have worked with Egan Jones rating agency to obtain a minimum of BBB plus to an A minus rating on the bond offering. This initial rating projection is based upon a sample portfolio of life settlement assets similar to those expected to be utilized in the bond offering. Once a percentage of the bond offering is in escrow, then the actual life settlement portfolios will be purchased and held until the bond offering closes. Once the final group of assets are assembled, then a final rating will be obtained. We have engaged a licensed asset manager, whose projected returns will be approved by the rating agency. Important for the success of the bond is the treatment of the various cash accounts that will support the bond. The two primary accounts will be the Investment account and the Cash Reserve account. These accounts will represent approximately 40% of the total cash raised from the bond offering. The Investment and Cash Reserve accounts are projected to produce sufficient annual returns to support the cost associated to maintain the bonds. A nationally recognized trust manager has been engaged to insure all the workings of the bond are handled properly and timely. An actuarial company has also been engaged to provide the modeling needed for the rating agency, asset manager and bond issuer. For services provided, we will receive a fee upon the closing on the bond offering and will also hold a residual monetary right to cash flows from the life settlement assets once the bond is retired.

On January 1, 2022, we entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires us to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and us successfully reaching certain milestones. Further, the agreement requires us to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and us successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which we will be an advisor. As of June 30, 2022 none of the milestones related to the potential issuance of equity have been met and no assurance can be given that these anticipated milestones will be reached.

In addition to the arrangements described above, we are actively seeking additional bonding and financing opportunities that would allow us to leverage our unique position within the life-settlements market, and lead to future revenue opportunities. To be able to quickly pivot to any of these additional opportunities, we have been actively seeking to secure an additional bond rating from another industry recognized rating agencies to expand our potential within the marketplace.

Our active board of directors continues to provide valuable industry expertise to the Company, including providing strategic insights and direction, leveraging their relationships within the financial community to provide potential financing opportunities, and extending valuable operational support through frequent and informal planning sessions.

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

Results of Operations

Three-Months Ended December 31, 2022, Compared with Three-Months Ended December 31, 2021

Income from Investments

Due to the Company not holding NIBs, no interest income was recorded for the three months ended December 31, 2022 or 2021.

General & Administrative Expenses

General and administrative expenses totaled $149,158 and $149,086 during the three months ended December 31, 2022, and 2021, respectively. A significant portion of these expenses were professional fees and payroll costs.

Other Income and Expenses

For the three months ended December 31, 2022 and 2021, other expenses related to pursuing potential financing alternatives were $13,500 and $10,200, respectively.

During the three months ended December 31, 2022, and 2021, interest expense accrued in the amount of $131,257 and $71,245, respectively. The increased interest expense was due to higher principal balances on our notes payable, as well as recognizing an additional $52,980 in amortized debt discount.

During three months ended December 31, 2022, we recognized $377,936 as loss on extinguishment of debt in conjunction with related party debt.

Income Taxes

During the three months ended December 31, 2022, the Company recorded a net loss before income taxes of $671,851, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Nine-Months Ended December 31, 2022, Compared with Nine-Months Ended December 31, 2021

Income from Investments

Due to the Company not holding NIBs, no interest income was recorded for the nine months ended December 31, 2022 or 2021.

General & Administrative Expenses

General and administrative expenses totaled $524,649 and $564,691 during the nine months ended December 31, 2022, and 2021, respectively. A significant portion of these expenses were professional fees and payroll costs. The decrease in expenses was primarily due to a decrease in professional fees.

Other Income and Expenses

During the nine months ended December 31, 2021, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $285,192. The gain was recorded as a gain on settlement of liabilities.

For the nine months ended December 31, 2022 and 2021, other expenses related to pursuing potential financing alternatives were $40,500 and $97,761, respectively.

During nine months ended December 31, 2022, we recognized $377,936 as loss on extinguishment of debt in conjunction with related party debt.

During the nine months ended December 31, 2022, and 2021, interest expense accrued in the amount of $281,303 and $204,982, respectively. The increased interest expense was due to higher principal balances on our notes payable, as well as recognizing an additional $52,980 in amortized debt discount.

Income Taxes

During the nine months ended December 31, 2022, the Company recorded a net loss before income taxes of $1,224,388, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related and unrelated parties and the issuance of convertible debentures. As of December 31, 2022, we had $3,158 of cash, compared to $267,966 as of March 31, 2022. As of December 31, 2022, the Company had access to draw an additional $4,492,192 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $70,000, which includes salaries of our employees, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, and estimated legal and accounting expenses. Outstanding Accounts Payable as of December 31, 2022 totaled $698,797, short term notes payable totaled $300,000, short term notes payable to related parties totaled $717,058, net of debt discounts, and other accrued short term liabilities totaled $514,916. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through February 2024.

Debt

At December 31, 2022, we owed $4,557,319, including accrued interest and exclusive of debt discounts, for debt obligations. We owed $3,113,808 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of December 31, 2022, one note payable and line-of-credit had a principal balance of $1,059,508 and is due on November 30, 2024, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,178,300, and the line of credit is currently extended through November 30, 2024. At December 31, 2022, promissory notes with related parties had principal balances totaling $826,000, and are due July 31, 2023. The convertible debenture agreement, which has no principal balance due as of December 31, 2022 is open through November 30, 2024. As of February 14, 2023, there was $4,492,192  available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2022, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended December 31, 2022 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended December 31, 2022.

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

SUNDANCE STRATEGIES, INC.

Date: February 14, 2023	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

