Form 10-Q
period 2023-06-30
Sundance Strategies, Inc.
filed 2023-08-14
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 14, 2023, the registrant had 41,408,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2023	March 31, 2023
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$6,071	$553
Prepaid expenses and other assets	4,740	8,295

Total Current Assets	$10,811	$8,848

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$464,389	$753,050
Accrued expenses	229,622	574,558
Current portion of notes payable	-	300,000
Current portion of notes payable, related parties	-	876,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	1,094,011	2,903,608

Long-Term Liabilities
Accrued expenses	1,304,802	857,685
Notes payable, net of current portion	300,000	-
Notes payable, related parties, net of current portion, net of debt discount	3,211,466	2,281,463

Total Long-Term Liabilities	4,816,268	3,139,148

Total Liabilities	5,910,279	6,042,756

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 41,408,441 shares issued and outstanding as of June 30, 2023 and March 31, 2023	41,409	41,409
Additional paid-in capital	29,459,190	28,986,558
Accumulated deficit	(35,400,067)	(35,061,875)

Total Stockholders’ Deficit	(5,899,468)	(6,033,908)

Total Liabilities and Stockholders’ Deficit	$10,811	$8,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,
	2023	2022

Income from Investments	$-	$-

General and Administrative Expenses	131,299	213,957

Loss from Operations	(131,299)	(213,957)

Other Income (Expense)
Loss on extinguishment of debt	(398,920)	-
Gain on settlement of liabilities	290,000	-
Interest expense	(97,973)	(74,139)
Financing expense	-	(13,500)

Total Other Income (Expense)	(206,893)	(87,639)

Loss Before Income Taxes	(338,192)	(301,596)
Income Tax Provision (Benefit)	-	-

Net Loss	$(338,192)	$(301,596)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	41,408,441	41,408,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended June 30, 2023 and 2022

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022	41,408,441	$41,409	$27,181,618	$(32,249,894)	$(5,026,867)

Net loss	-	-	-	(301,596)	(301,596)

Balance, June 30, 2022	41,408,441	41,409	27,181,618	(32,551,490)	(5,328,463)

Balance, March 31, 2023	41,408,441	$41,409	$28,986,558	$(35,061,875)	$(6,033,908)

Warrants issued in connection with debt issuances	-	-	73,712	-	73,712

Warrants issued in connection to extinguishment of debt	-	-	398,920	-	398,920

Net loss	-	-	-	(338,192)	(338,192)

Balance, June 30, 2023	41,408,441	41,409	29,459,190	(35,400,067)	(5,899,468)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Three Months Ended June 30,
	2023	2022

Operating Activities

Net Loss	$(338,192)	$(301,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	398,920	-
Gain on settlement of liabilities	(290,000)	-
Amortization of debt discount	15,765	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	3,555	3,500
Accounts payable	1,339	3,988
Accrued expenses	102,181	93,128

Net Cash used in Operating Activities	(106,432)	(200,980)

Financing Activities

Proceeds from issuance of notes payable, related party	111,950	-

Net Cash provided by Financing Activities	111,950	-

Net Change in Cash and Cash Equivalents	5,518	(200,980)
Cash and Cash Equivalents at Beginning of Period	553	267,966

Cash and Cash Equivalents at End of Period	$6,071	$66,986

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Issued warrants as debt issuance costs	$73,712	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2023

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which was filed with the SEC on June 29, 2023. The results from operations for the three-month period ended June 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2024. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders’ equity, and cash flows at June 30, 2023 and for all periods presented herein have been made.

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

On January 1, 2022, the Company entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and the Company successfully reaching certain milestones. Further, the agreement requires the Company to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and the Company successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which the Company will be an advisor. As of August 14, 2023, none of the milestones related to the potential issuance of equity have been met.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed below.

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three months ended June 30, 2023, or 2022, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of June 30, 2023, and 2022, are comprised of warrants convertible into 10,170,544 and 7,250,241 shares of common stock, respectively.

New Accounting Pronouncements

Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of June 30, 2023, the Company had $6,071 of cash assets, compared to $553 as of March 31, 2023. As of June 30, 2023, the Company had access to draw an additional $4,299,942 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the three months ended June 30, 2023, the Company’s average monthly operating expenses were approximately $44,000, which includes salaries of the Company’s employee, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $0 and $13,500 were incurred during the three months ended June 30, 2023, and 2022, respectively. As management continues to explore additional financing alternatives, beginning July 1, 2023, the Company is expected to spend up to an additional $300,000 on these efforts. Outstanding Accounts Payable as of June 30, 2023, totaled $464,389. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements, or through August 2024. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the three months ended June 30, 2023 and 2022.

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

Warrants to Purchase Common Stock

The Company’s related party lenders consist of: Kraig Higginson, the Chairman of the Board of Directors and a stockholder, Radiant Life, LLC and Mr. Dickman, a board member and stockholder. These holders of the related party unsecured promissory notes hold agreements that provide each related party with common stock warrants upon the lender’s extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued for an extension is based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lender will also require 2 warrants for each dollar loaned. All warrants issued under these terms vested immediately upon issuance, have an exercise price approximately equivalent to the fair value of the Company’s common stock on the date of grant, and expire 5 years from the date of issuance.

During the fiscal quarter ended June 30, 2023, the Company issued 223,900 warrants to the Chairman of the Board of Directors in conjunction with monies borrowed during the period per the terms outlined above. The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $166,001. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 3.36% and 4.06%, volatility between 86.52% and 89.11% and a dividend rate of 0%.

On June 5, 2023, the Company issued 543,000 warrants to Mr. Dickman in conjunction with an extension of the maturity dates during the period per the terms outlined above. The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $398,920. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free rate of 3.82%, volatility of 89.07% and a dividend rate of 0%.

Number of Warrants
Outstanding at March 31, 2023	9,403,644
Granted in conjunction with monies borrowed	223,900
Granted in conjunction with extension	543,000
Outstanding at June 30, 2023	10,170,544
Exercisable at June 30, 2023	10,170,544

There was no change in the number of warrants outstanding during the three months ended June 30, 2022.

The following table summarizes the warrants issued and outstanding as of June 30, 2023

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	3,708,754	3,708,754	2.21	$185,439
1.00	1,000,000	1,000,000	1.02	1,000,000
1.05	4,911,790	4,911,790	4.46	5,157,380
2.00	50,000	50,000	3.34	100,000
5.00	500,000	500,000	3.82	2,500,000
	10,170,544	10,170,544		$8,942,819

On June 20, 2022, the Company amended the agreements with the related party lenders to adjust the exercise price of the warrants issued in conjunction with extensions of due dates and new monies lent on the outstanding notes payable, related parties from January 5, 2022, to February 5, 2022. The original agreements stated that the exercise price of the warrants issued was $0.05. The amended agreements adjust the exercise price from $0.05 to $1.05, which is the estimated fair market value of the common stock on the grant dates of the warrants. The original agreements inadvertently stated an exercise price of $0.05, when the Company had intended to grant warrants with an exercise price of $1.05. This modification was evaluated, and it was determined that the increase in exercise price resulted in a decrease in the fair value of the warrants issued from January 5, 2022, to February 5, 2022, and therefore no additional warrant expense was required.

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due April 6, 2023. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. Since that date, the unsecured promissory note with Satco International, Ltd. has been amended through a series of amendments to extend the due date from April 6, 2023 to August 31, 2024, or at the immediate time when alternative financing or other proceeds are received. These extensions have no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see note 7). As of June 30, 2023, accrued interest on the note totaled $53,589.

(6) NOTES PAYABLE, RELATED PARTY

As of June 30, 2023, and March 31, 2023, the Company had borrowed $3,306,058 and $3,194,108 respectively, excluding accrued interest, from related parties. Short-term accrued interest associated with the Notes Payable, Related Parties and Promissory Notes, Related Parties, of $0 and $364,908 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2023, and March 31, 2023, respectively. Long-term accrued interest associated with the Notes Payable, Related Parties, and Promissory Notes, Related Parties, of $1,127,121 and $857,685 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2023, and March 31, 2023, respectively.

Related Party Promissory Notes

As of both June 30, 2023, and March 31, 2023, the Company owed $826,000 under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. On June 5, 2023, the notes were amended to have a due date of August 31, 2024, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the promissory notes on June 5, 2023, the Company agreed to provide Mr. Dickman with warrants for 543,000 shares of common stock (see Note 4). During the year ended March 31, 2023, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of June 30, 2023, accrued interest on the notes totaled $332,947. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time. The total number of warrants issued to the related party lender was 2,633,332 as of June 30, 2023 (See Note 4 for further details on these warrants).

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC. The promissory note bears interest at a rate of 8% annually and was amended on June 12, 2023 to be due on July 29, 2024. As of June 30, 2023, accrued interest on the note totaled $8,303.

Related Party Note Payable and Line of Credit Agreements

As of June 30, 2023, and March 31, 2023, the Company owed $1,310,550 and $1,198,600, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with Kraig T. Higginson, Chairman of the Board of Directors and a stockholder. As of June 30, 2023, the agreement allowed for borrowings of up to $4,600,000. During the three months ended June 30, 2023, the Company borrowed $111,950 in principal and made no repayments of principal on this agreement. The note payable and line of credit agreement incurs interest at 7.5% per annum. As of June 30, 2023, accrued interest on this note totaled $329,094. As per the provision outlined in Note 4, and in conjunction with the $111,950 borrowed during the three months ended June 30, 2023, the Company also agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 223,900 shares of common stock, vested immediately upon issuance, having an exercise price of $1.05 per share, and a 5-year exercise window from the dates of issuance. During the three months ended June 30, 2023, the company amortized $10,530 of debt discount, leaving a remaining debt discount balance of $63,181 in association with these warrants. The total number of warrants issued to the related party lender was 3,587,950 as of June 30, 2023 (see Note 4 for further details on these warrants).

As of June 30, 2023, and March 31, 2023, the Company owed $1,119,508 in principle under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The note payable has a due date of the principal and interest on the note to November 30, 2024, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the three months ended June 30, 2023, the Company neither borrowed nor repaid any principal under this agreement. As of June 30, 2023, accrued interest on this agreement totaled $456,777. As discussed in Note 4, a provision to the lending agreement provides the related party lender with common stock warrants upon the lenders extension of a maturity due date or upon the loaning of additional monies. No new warrants were issued during the three months ended June 30, 2023. During the three months ended June 30, 2023, the company amortized $5,235 of debt discount, leaving a remaining debt discount balance of $31,410 in association with existing warrants. The total number of warrants issued to the related party lender was 2,449,262 as of June 30, 2023 (see Note 4 for further details on these warrants).

As of June 30, 2023, the unamortized debt discount on related party notes payable is $94,591.

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to November 30, 2024. As of June 30, 2023, and March 31, 2023, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2023, and March 31, 2023.

(8) GAIN ON SETTLEMENT OF LIABILITIES

During the three months ended June 30, 2023, we negotiated a settlement to reduce the outstanding accounts payable to one vendor by $290,000. This gain was recorded as a gain on settlement of liabilities.

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

On January 1, 2022, we entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires us to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and us successfully reaching certain milestones. Further, the agreement requires us to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and us successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which we will be an advisor. As of June 30, 2023, none of the milestones related to the potential issuance of equity have been met.

Results of Operations

Three-Months Ended June 30, 2023, Compared with Three-Months Ended June 30, 2022

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the three months ended June 30, 2023, or 2022.

General & Administrative Expenses

General and administrative expenses totaled $131,299, and $213,957 during the three months ended June 30, 2023, and 2022, respectively. A significant portion of these expenses were professional fees and payroll costs. The reduction in these expenses was primarily attributable to lower monthly fees from our contractors.

Other Income and Expenses

During the three months ended June 30, 2023, we recognized $398,920 as loss on extinguishment of debt in conjunction with related party debt.

During the three months ended June 30, 2023, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $290,000. The gain was recorded as a gain on settlement of liabilities.

During the three months ended June 30, 2023, and 2022, interest expense accrued in the amount of $97,973 and $74,139, respectively. The increase in interest expense was a result of higher loan balances, as well as an additional $15,765 of debt discount recognized during the three months.

For the three months ended June 30, 2023, and June 30, 2022, other expenses related to pursuing potential financing alternatives were $0 and $13,500, respectively.

Income Taxes

During the three months ended June 30, 2023, and 2022, the Company recorded net loss before income taxes of $338,192, and $301,596, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of June 30, 2023, we had $6,071 of cash, compared to $553 as of March 31, 2023. As of June 30, 2023, the Company had access to draw an additional $4,299,942 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $44,000, which includes salaries of our employee, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of June 30, 2023, totaled $464,389, and other accrued liabilities totaled $1,534,424. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through August 2024.

Debt

At June 30, 2023, we owed $4,910,857, including accrued interest, for debt obligations. We owed $3,306,058 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of June 30, 2023, one note payable and line-of-credit had a principal balance of $50,000 due on July 29, 2024, and $1,119,508 due on November 30, 2024, or when the Company completes a successful equity raise, at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,310,550, and the line of credit is currently extended through November 30, 2024. At June 30, 2023, unsecured promissory notes had principal balances totaling $826,000 and are due August 31, 2024. The convertible debenture agreement, which has no principal balance due as of June 30, 2023, is open through November 30, 2024. As of August 14, 2023, there was $4,299,942 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

Critical Accounting Policies and Estimates

See Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which was filed with the SEC on June 29, 2023.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2023, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended June 30, 2023, to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended June 30, 2023.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.2 *	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.22 *	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.27 *	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated April 10, 2019. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547).
10.39 *	Agreement between Sundance Strategies, Inc. and Tradability, LLC, dated January 1, 2022 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.40 **	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated June 5, 2023
10.41 *	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated February 2, 2023
10.42 *	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 2, 2023
10.43 *	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated February 2, 2023
10.44 *	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated February 9, 2023
10.45 **	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated June 12, 2023
10.46 **	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated June 9, 2023
14.1 *	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
31.1 *	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2 *	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission on June 29, 2023, and incorporated by reference herein.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: August 14, 2023	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

