Form 10-Q
period 2023-09-30
Sundance Strategies, Inc.
filed 2023-11-14
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 14 , 2023, the registrant had 42,258,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2023	2023
	(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$184,992	$553
Prepaid expenses and other assets	16,185	8,295

Total Current Assets	201,177	8,848

Total Current Assets	$201,177	$8,848

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$463,050	$753,050
Accrued expenses	670,579	574,558
Current portion of notes payable	300,000	300,000
Current portion of notes payable, related parties	876,000	876,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,709,629	2,903,608

Long-Term Liabilities
Accrued expenses	964,995	857,685
Notes payable, related parties, net of current portion, net of debt discount	2,386,020	2,281,463

Total Long-Term Liabilities	3,351,015	3,139,148

Total Liabilities	6,060,644	6,042,756

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 41,608,441 shares issued and outstanding as of September 30, 2023; and 41,408,441 shares issued and oustanding as of March 31, 2023	41,609	41,409
Additional paid-in capital	29,699,975	28,986,558
Accumulated deficit	(35,601,051)	(35,061,875)

Total Stockholders’ Deficit	(5,859,467)	(6,033,908)

Total Liabilities and Stockholders’ Deficit	$201,177	$8,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Income from Investments	$-	$-	$-	$-

General and Administrative Expenses	92,698	161,534	223,997	375,491

Loss from Operations	(92,698)	(161,534)	(223,997)	(375,491)

Other Income (Expense)
Loss on extinguishment of debt	-	-	(398,920)	-
Gain on settlement of liabilities	-	-	290,000	-
Interest expense	(108,286)	(75,907)	(206,259)	(150,046)
Financing expense	-	(13,500)	-	(27,000)

Total Other Income (Expense)	(108,286)	(89,407)	(315,179)	(177,046)

Loss Before Income Taxes	(200,984)	(250,941)	(539,176)	(552,537)
Income Tax Provision (Benefit)	-	-	-	-

Net Loss	$(200,984)	$(250,941)	$(539,176)	$(552,537)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	41,432,354	41,408,441	41,420,463	41,408,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended September 30, 2023 and 2022

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022	41,408,441	$41,409	$27,181,618	$(32,249,894)	$(5,026,867)

Net loss	-	-	-	(301,596)	(301,596)

Balance, June 30, 2022	41,408,441	41,409	27,181,618	(32,551,490)	(5,328,463)

Net loss	-	-	-	(250,941)	(250,941)

Balance, September 30, 2022	41,408,441	$41,409	$27,181,618	$(32,802,431)	$(5,579,404)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2023	41,408,441	$41,409	$28,986,558	$(35,061,875)	$(6,033,908)

Warrants issued in connection with debt issuances	-	-	73,712	-	73,712

Warrants issued in connection to extinguishment of debt	-	-	398,920	-	398,920

Net loss	-	-	-	(338,192)	(338,192)

Balance, June 30, 2023	41,408,441	41,409	29,459,190	(35,400,067)	(5,899,468)

Common stock and warrants issued for cash	200,000	200	199,800	-	200,000

Warrants issued in connection with debt issuances	-	-	40,985	-	40,985

Net loss	-	-	-	(200,984)	(200,984)

Balance, September 30, 2023	41,608,441	$41,609	$29,699,975	$(35,601,051)	$(5,859,467)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Six Months Ended September 30,
	2023	2022

Operating Activities

Net Loss	$(539,176)	$(552,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	398,920	-
Gain on settlement of liabilities	(290,000)	-
Amortization of debt discount	38,304	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	(7,890)	7,000
Accounts payable	-	84,298
Accrued expenses	203,331	193,771

Net Cash used in Operating Activities	(196,511)	(267,468)

Financing Activities

Proceeds from issuance of common stock and warrants – net of issuance costs	200,000	-
Proceeds from issuance of notes payable, related party	180,950	-

Net Cash provided by Financing Activities	380,950	-

Net Change in Cash and Cash Equivalents	184,439	(267,468)
Cash and Cash Equivalents at Beginning of Period	553	267,966

Cash and Cash Equivalents at End of Period	$184,992	$498

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Issued warrants as debt issuance costs	$114,697	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2023

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which was filed with the SEC on June 29, 2023. The results from operations for the three- and six-month period ended September 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2024. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders’ equity, and cash flows at September 30, 2023 and for all periods presented herein have been made.

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

On January 1, 2022, the Company entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and the Company successfully reaching certain milestones. Further, the agreement requires the Company to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and the Company successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which the Company will be an advisor. As of November 14, 2023, none of the milestones related to the potential issuance of equity have been met. Management does not expect any of these milestones to be met in the next 12 months.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed below.

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three and six months ended September 30, 2023, or 2022, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of September 30, 2023, and 2022, are comprised of warrants convertible into 10,708,544 and 7,250,241 shares of common stock, respectively.

New Accounting Pronouncements

Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of September 30, 2023, the Company had $184,992 of cash assets, compared to $553 as of March 31, 2023. As of September 30, 2023, the Company had access to draw an additional $4,230,942   on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the six months ended September 30, 2023, the Company’s average monthly operating expenses were approximately $41,000, which includes salaries of the Company’s employee, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $0 and $27,000 were incurred during the six months ended September 30, 2023, and 2022, respectively. As management continues to explore additional financing alternatives, beginning October 1, 2023, the Company is expected to spend up to an additional $300,000 on these efforts. Outstanding Accounts Payable as of September 30, 2023, totaled $463,050. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements, or through November 2024. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the six months ended September 30, 2023, and 2022.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximate the fair values as the interest rate approximates market interest rates.

(4) STOCKHOLDERS’ EQUITY

Common Stock

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the outstanding common shares on the books of the Company. The total number of common shares canceled/retired was 8,000,000, of which 6,000,000 shares were owned by a related party to the Company. The total liability related to the repurchase of these shares is $400,000, with repayment to the related party stockholders contingent on a major financing event. $300,000 of the $400,000 liability is to a related party.

On August 15, 2023, the Company issued a private placement memorandum offering to raise up to $1,500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. On September 20, 2023, the Company received subscription agreements from an investor, for 200,000 shares of common stock in conjunction with a purchase of 400,000 warrants to purchase shares of common stock. The proceeds from this transaction were $200,000. Subscription agreements from additional investors were received subsequent to September 30, 2023 (see note 8).

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

During the six months ended September 30, 2023, the Company issued 281,900 warrants to the Chairman of the Board of Directors in conjunction with monies borrowed during the period per the terms outlined above. The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $208,545. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 3.36% and 4.19%, volatility between 86.04% and 89.11% and a dividend rate of 0%.

During the six months ended September 30, 2023, the Company issued 281,900 warrants to Radiant Life, LLC in conjunction with monies borrowed during the period per the terms outlined above. The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $58,402. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 4.04% and 4.29%, volatility between 85.03% and 86.44% and a dividend rate of 0%.

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

On September 20, 2023, the Company issued 400,000 warrants to an equity investor, which vested immediately, in conjunction with a purchase of 200,000 shares of the Company’s common stock. The exercise price of these warrants was $0.35.

Number of Warrants
Outstanding at March 31, 2023	9,403,644
Granted in conjunction with monies borrowed	361,900
Granted in conjunction with extension	543,000
Granted to investors for cash	400,000
Outstanding at September 30, 2023	10,708,544
Exercisable at September 30, 2023	10,708,544

The following table summarizes the warrants issued and outstanding as of September 30, 2023:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	3,708,754	3,708,754	1.70	$185,439
0.35	400,000	400,000	4.98	$140,000
1.00	1,000,000	1,000,000	0.52	$1,000,000
1.05	5,049,790	5,049,790	3.99	$5,302,280
2.00	50,000	50,000	2.84	$100,000
5.00	500,000	500,000	3.32	$2,500,000
	10,708,544	10,708,544		$9,227,719

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due April 6, 2023. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. Since that date, the unsecured promissory note with Satco International, Ltd. has been amended through a series of amendments to extend the due date from April 6, 2023 to August 31, 2024 , or at the immediate time when alternative financing or other proceeds are received. These extensions have no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see note 7). As of September 30, 2023, accrued interest on the note totaled $59,638.

(6) NOTES PAYABLE, RELATED PARTY

As of September 30, 2023, and March 31, 2023, the Company had borrowed $3,375,058 and $3,194,108 respectively, excluding accrued interest, from related parties. Short-term accrued interest associated with the Notes Payable, Related Parties and Promissory Notes, Related Parties, of $365,914 and $364,908 is recorded on the balance sheet as an Accrued Expense obligation at September 30, 2023, and March 31, 2023, respectively. Long-term accrued interest associated with the Notes Payable, Related Parties, and Promissory Notes, Related Parties, of $840,770   and $857,684 is recorded on the balance sheet as an Accrued Expense obligation at September 30, 2023, and March 31, 2023, respectively.

Related Party Promissory Notes

As of both September 30, 2023, and March 31, 2023, the Company owed $826,000 under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. On June 5, 2023, the notes were amended to have a due date of August 31, 2024, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the promissory notes on June 5, 2023, the Company agreed to provide Mr. Dickman with warrants for 543,000 shares of common stock (see Note 4). During the year ended March 31, 2023, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of September 30, 2023, accrued interest on the notes totaled $356,423. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time. The total number of warrants issued to the related party lender was 2,633,332 as of September 30, 2023 (See Note 4 for further details on these warrants).

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC. The promissory note bears interest at a rate of 8% annually and was amended on June 12, 2023, to be due on July 29, 2024. As of September 30, 2023, accrued interest on the note totaled $9,490.

Related Party Note Payable and Line of Credit Agreements

As of September 30, 2023, and March 31, 2023, the Company owed $1,339,550 and $1,198,600, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with Kraig T. Higginson, Chairman of the Board of Directors and a stockholder. As of September 30, 2023, the agreement allowed for borrowings of up to $4,600,000. During the six months ended September 30, 2023, the Company borrowed $140,950 in principal and made no repayments of principal on this agreement. The note payable and line of credit agreement incurs interest at 7.5% per annum. As of September 30, 2023, accrued interest on this note totaled $354,270. As per the provision outlined in Note 4, and in conjunction with the $140,950 borrowed during the six months ended September 30, 2023, the Company also agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 281,900 shares of common stock, vested immediately upon issuance, having an exercise price of $1.05 per share, and a 5-year exercise window from the dates of issuance. During the six months ended September 30, 2023, the company amortized $23,878   of debt discount, leaving a remaining debt discount balance of $67,079 in association with these warrants. The total number of warrants issued to the related party lender was 3,645,950 as of September 30, 2023 (see Note 4 for further details on these warrants).

As of September 30, 2023, and March 31, 2023, the Company owed $1,159,508 and $1,119,508, respectively, in principle under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The note payable has a due date of the principal and interest on the note to November 30, 2024, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the three months and six ended September 30, 2023, the Company borrowed $40,000, and made no repayments of principal on this agreement. As of September 30, 2023, accrued interest on this agreement totaled $487,197. As per the provision outlined in Note 4, and in conjunction with the $40,000 borrowed during the six months ended September 30, 2023, the Company also agreed to provide Radiant Life, LLC, with warrants for 80,000 shares of common stock, vested immediately upon issuance, having an exercise price of $1.05 per share, and a 5-year exercise window from the date’s issuance. During the six months ended September 30, 2023, the company amortized $14,426 of debt discount, leaving a remaining debt discount balance of $45,959 in association with existing warrants. The total number of warrants issued to the related party lender was 2,529,262 as of September 30, 2023 (see Note 4 for further details on these warrants).

As of September 30, 2023, the unamortized debt discount on related party notes payable is $113,038.

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to November 30, 2024. As of September 30, 2023, and March 31, 2023, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at September 30, 2023, and March 31, 2023.

(8) SUBSEQUENT EVENTS

On October 4, 2023, the Company issued an additional 650,000 shares of common stock and 1,300,000 warrants to equity investors.

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

On January 1, 2022, we entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires us to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and us successfully reaching certain milestones. Further, the agreement requires us to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and us successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which we will be an advisor. As of September 30, 2023, none of the milestones related to the potential issuance of equity have been met.

Results of Operations

Three-Months Ended September 30, 2023, Compared with Three-Months Ended September 30, 2022

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the three months ended September 30, 2023, or 2022.

General & Administrative Expenses

General and administrative expenses totaled $92,698, and $161,534 during the three months ended September 30, 2023, and 2022, respectively. A significant portion of these expenses were professional fees and payroll costs. The reduction in these expenses was primarily attributable to lower monthly fees from our contractors.

Other Income and Expenses

During the three months ended September 30, 2023, and 2022, interest expense accrued in the amount of $108,286 and $75,907, respectively. The increase in interest expense was a result of higher loan balances, as well as an additional $22,539 of debt discount recognized during the three months.

For the three months ended September 30, 2023, and 2022, other expenses related to pursuing potential financing alternatives were $0 and $13,500, respectively.

Income Taxes

During the three months ended September 30, 2023, and 2022, the Company recorded net loss before income taxes of $200,984, and $250,941, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Six-Months Ended September 30, 2023, Compared with Six-Months Ended September 30, 2022

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the six months ended September 30, 2023, or 2022.

General & Administrative Expenses

General and administrative expenses totaled $223,997, and $375,491 during the six months ended September 30, 2023, and 2022, respectively. A significant portion of these expenses were professional fees and payroll costs. The reduction in these expenses was primarily attributable to lower monthly fees from our contractors.

Other Income and Expenses

During the six months ended September 30, 2023, we recognized $398,920 as loss on extinguishment of debt in conjunction with related party debt.

During the six months ended September 30, 2023, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $290,000. The gain was recorded as a gain on settlement of liabilities.

During the six months ended September 30, 2023, and 2022, interest expense accrued in the amount of $206,259 and $150,046, respectively. The increase in interest expense was a result of higher loan balances, as well as an additional $38,304 of debt discount recognized during the six months.

For the six months ended September 30, 2023, 2022, other expenses related to pursuing potential financing alternatives were $0 and $27,000, respectively.

Income Taxes

During the six months ended June 30, 2023, and 2022, the Company recorded net loss before income taxes of $539,176, and $552,537, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of September 30, 2023, we had $184,992 of cash, compared to $553 as of March 31, 2023. As of September 30, 2023, the Company had access to draw an additional $4,230,942   on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $41,000, which includes salaries of our employee, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of September 30, 2023, totaled $463,050, and other accrued liabilities totaled $1,635,574. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through November 2024.

Debt

At September 30, 2023, we owed $5,066,605, including accrued interest, for debt obligations. We owed $3,375,058 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of September 30, 2023, one note payable had a principal balance of $50,000 due on July 29, 2024, and a line-of-credit to that same third party had a balance of $1,159,508 due on November 30, 2024, or when the Company completes a successful equity raise, at which time principal and interest is due in full. A line-of-credit to a second third party had a principal balance of $1,339,550 and is currently extended through November 30, 2024. At September 30, 2023, unsecured promissory notes had principal balances totaling $826,000 and are due August 31, 2024. The convertible debenture agreement, which has no principal balance due as of September 30, 2023, is open through November 30, 2024. As of November 14, 2023, there was $4,230,942 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2023, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended September 30, 2023, to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended September 30, 2023.

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

** Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2023, filed with the Securities and Exchange Commission on August 14, 2023, and incorporated by reference herein.

*** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE STRATEGIES, INC.

Date: November 14, 2023	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

