Form 10-Q
period 2023-12-31
Sundance Strategies, Inc.
filed 2024-02-14
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

As of February 14, 2024, the registrant had 42,258,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,
	2023	March 31,
	(UNAUDITED)	2023

ASSETS

Current Assets
Cash and cash equivalents	556,240	$553
Prepaid expenses and other assets	12,630	8,295

Total Current Assets	568,870	8,848

Total Current Assets	$568,870	$8,848

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$463,066	$753,050
Accrued expenses	451,159	574,558
Current portion of notes payable	300,000	300,000
Current portion of notes payable, related parties	50,000	876,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	1,664,225	2,903,608

Long-Term Liabilities
Accrued expenses	1,277,615	857,685
Notes payable, related parties, net of current portion, net of debt discount	3,199,560	2,281,463

Total Long-Term Liabilities	4,477,175	3,139,148

Total Liabilities	6,141,400	6,042,756

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 42,258,441 shares issued and outstanding as of December 31, 2023; and 41,408,441 shares issued and oustanding as of March 31, 2023	42,259	41,409
Additional paid-in capital	30,349,325	28,986,558
Accumulated deficit	(35,964,114)	(35,061,875)

Total Stockholders’ Deficit	(5,572,530)	(6,033,908)

Total Liabilities and Stockholders’ Deficit	$568,870	$8,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Income from Investments	$-	$-	$-	$-

General and Administrative Expenses	147,842	149,158	371,839	524,649

Loss from Operations	(147,842)	(149,158)	(371,839)	(524,649)

Other Income (Expense)
Loss on extinguishment of debt	-	(377,936)	(398,920)	(377,936)
Gain on settlement of liabilities	-	-	290,000	-
Interest expense	(110,221)	(131,257)	(316,480)	(281,303)
Financing expense	(105,000)	(13,500)	(105,000)	(40,500)

Total Other Income (Expense)	(215,221)	(522,693)	(530,400)	(699,739)

Loss Before Income Taxes	(363,063)	(671,851)	(902,239)	(1,224,388)
Income Tax Provision (Benefit)	-	-	-	-

Net Loss	$(363,063)	$(671,851)	$(902,239)	$(1,224,388)

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	42,237,245	41,408,441	41,693,714	41,408,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended December 31, 2023 and 2022

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022	41,408,441	$41,409	$27,181,618	$(32,249,894)	$(5,026,867)

Net loss	-	-	-	(301,596)	(301,596)

Balance, June 30, 2022	41,408,441	41,409	27,181,618	(32,551,490)	(5,328,463)

Net loss	-	-	-	(250,941)	(250,941)

Balance, September 30, 2022	41,408,441	41,409	27,181,618	(32,802,431)	(5,579,404)

Warrants issued in connection with debt issuances			211,922		211,922

Warrants issued in connection to extinguishment of debt	-	-	377,936	-	377,936

Net loss	-	-	-	(671,851)	(671,851)

Balance, December 31, 2022	41,408,441	$41,409	$27,771,476	$(33,474,282)	$(5,661,397)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2023	41,408,441	41,409	28,986,558	(35,061,875)	(6,033,908)

Warrants issued in connection with debt issuances	-	-	73,712	-	73,712

Warrants issued in connection to extinguishment of debt	-	-	398,920	-	398,920

Net loss	-	-	-	(338,192)	(338,192)

Balance, June 30, 2023	41,408,441	41,409	29,459,190	(35,400,067)	(5,899,468)

Common stock and warrants issued for cash	200,000	200	199,800	-	200,000

Warrants issued in connection with debt issuances	-	-	40,985	-	40,985

Net loss	-	-	-	(200,984)	(200,984)

Balance, September 30, 2023	41,608,441	$41,609	$29,699,975	$(35,601,051)	$(5,859,467)

Common stock and warrants issued for cash	650,000	650	649,350	-	650,000

Net loss	-	-	-	(363,063)	(363,063)

Balance, December 31, 2023	42,258,441	$42,259	$30,349,325	$(35,964,114)	$(5,572,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Nine Months Ended December 31,
	2023	2022

Operating Activities

Net Loss	$(902,239)	$(1,224,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	398,920	377,936
Gain on settlement of liabilities	(290,000)	-
Amortization of debt discount	60,844	52,980
Changes in operating assets and liabilities
Prepaid expenses and other assets	(4,335)	(3,683)
Accounts payable	16	117,825
Accrued expenses	296,531	302,522

Net Cash used in Operating Activities	(440,263)	(376,808)

Financing Activities

Proceeds from issuance of common stock and warrants – net of issuance costs	850,000	-
Proceeds from issuance of notes payable, related party	180,950	112,000
Repayment of notes payable, related party	(35,000)	-

Net Cash provided by Financing Activities	995,950	112,000

Net Change in Cash and Cash Equivalents	555,687	(264,808)
Cash and Cash Equivalents at Beginning of Period	553	267,966

Cash and Cash Equivalents at End of Period	$556,240	$3,158

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Issued warrants as debt issuance costs	$114,697	$211,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2023

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which was filed with the SEC on June 29, 2023. The results from operations for the three- and nine-month period ended December 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2024. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders’ equity, and cash flows at December 31, 2023 and for all periods presented herein have been made.

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

On January 1, 2022, the Company entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and the Company successfully reaching certain milestones. Further, the agreement requires the Company to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and the Company successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which the Company will be an advisor. As of February 14, 2024, none of the milestones related to the potential issuance of equity have been met. Management does not expect any of these milestones to be met in the next 12 months.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed below.

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three and nine months ended December 31, 2023, or 2022, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of December 31, 2023, and 2022, are comprised of warrants convertible into 12,008,544 and 7,250,241 shares of common stock, respectively.

New Accounting Pronouncements

Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of December 31, 2023, the Company had $556,240 of cash assets, compared to $553 as of March 31, 2023. As of December 31, 2023, the Company had access to draw an additional $4,265,942 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (See Note 7). For the nine months ended December 31, 2023, the Company’s average monthly operating expenses were approximately $49,000, which includes salaries of the Company’s employee, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $105,000 and $40,500 were incurred during the nine months ended December 31, 2023, and 2022, respectively. As management continues to explore additional financing alternatives, beginning January 1, 2024, the Company is expected to spend up to an additional $300,000 on these efforts. Outstanding Accounts Payable as of December 31, 2023, totaled $463,066. Management has concluded that its existing capital resources and availability under its existing debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements, or through February 2025. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the nine months ended December 31, 2023, and 2022.

The Company issues warrants from time to time (see Note 4), which fair value is calculated using Level 3 inputs.

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

On August 15, 2023, the Company issued a private placement memorandum offering to raise up to $1,500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. On September 20, 2023, the Company received subscription agreements from an investor, for 200,000 shares of common stock in conjunction with a purchase of 400,000 warrants to purchase shares of common stock. The proceeds from this transaction were $400,000. On October 4, 2023, the Company received subscription agreements from three separate investors, for 650,000 shares of common stock in conjunction with a purchase of 1,300,000 warrants to purchase shares of common stock. The proceeds from this transaction were $650,000.

Warrants to Purchase Common Stock

The Company’s related party lenders consist of: Kraig Higginson, the Chairman of the Board of Directors and a stockholder, Radiant Life, LLC, and Mr. Dickman, a board member and stockholder. These holders of the related party unsecured promissory notes hold agreements that provide each related party with common stock warrants upon the lender’s extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued for an extension is based on the following formula: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lender will also require 2 warrants for each dollar loaned. All warrants issued under these terms vested immediately upon issuance, have an exercise price approximately equivalent to the fair value of the Company’s common stock on the date of grant, and expire 5 years from the date of issuance.

During the nine months ended December 31, 2023, the Company issued 281,900 warrants to the Chairman of the Board of Directors in conjunction with monies borrowed during the period per the terms outlined above. The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $258,354. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 3.36% and 4.19%, volatility between 86.04% and 89.11% and a dividend rate of 0%.

During the nine months ended December 31, 2023, the Company issued 80,000 warrants to Radiant Life, LLC in conjunction with monies borrowed during the period per the terms outlined above. The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $58,402. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 4.04% and 4.29%, volatility between 85.03% and 86.44% and a dividend rate of 0%.

On June 5, 2023, the Company issued 543,000 warrants to Mr. Dickman in conjunction with an extension of the maturity dates during the period per the terms outlined above. The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $523,451. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free rate of 3.82%, volatility of 89.07% and a dividend rate of 0%.

Between September 20, 2023 and October 4, 2023, the Company issued 1,700,000 warrants to equity investors, which vested immediately, in conjunction with a purchase of 850,000 shares of the Company’s common stock. The exercise price of these warrants was $0.35.

Number of Warrants
Outstanding at March 31, 2023	9,403,644
Granted in conjunction with monies borrowed	361,900
Granted in conjunction with extension	543,000
Granted to investors for cash	1,700,000
Outstanding at December 31, 2023	12,008,544
Exercisable at December 31, 2023	12,008,544

The following table summarizes the warrants issued and outstanding as of December 31, 2023:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	3,708,754	3,708,754	1.45	$185,439
0.35	1,700,000	1,700,000	4.75	595,000
1.00	1,000,000	1,000,000	0.27	1,000,000
1.05	5,049,790	5,049,790	3.73	5,302,280
2.00	50,000	50,000	2.59	100,000
5.00	500,000	500,000	3.07	2,500,000
	12,008,544	12,008,544		$9,682,719

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due April 6, 2023. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. Since that date, the unsecured promissory note with Satco International, Ltd. has been amended through a series of amendments to extend the due date from April 6, 2023 to August 31, 2024, or at the immediate time when alternative financing or other proceeds are received. These extensions have no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see note 7). As of December 31, 2023, accrued interest on the note totaled $65,688.

(6) NOTES PAYABLE, RELATED PARTY

As of December 31, 2023, and March 31, 2023, the Company had borrowed $3,340,058 and $3,194,108 respectively, excluding accrued interest, from related parties. Short-term accrued interest associated with the Notes Payable, Related Parties and Promissory Notes, Related Parties, of $10,702 and $364,908 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2023, and March 31, 2023, respectively. Long-term accrued interest associated with the Notes Payable, Related Parties, and Promissory Notes, Related Parties, of $1,277,613 and $857,684 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2023, and March 31, 2023, respectively.

Related Party Promissory Notes

As of both December 31, 2023, and March 31, 2023, the Company owed $826,000 under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. On June 5, 2023, the notes were amended to have a due date of August 31, 2024, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 4, and in conjunction with the extension of the due date of the promissory notes on June 5, 2023, the Company agreed to provide Mr. Dickman with warrants for 543,000 shares of common stock (see Note 4). Subsequent to quarter end, as per the provision outlined in Note 4, Mr. Dickman agreed to extend the unsecured promissory note to November 30, 2025. The Company agreed to provide Mr. Dickman with warrants to purchase 563,000 shares of common stock (see Note 8). During the nine months ended December 31, 2023, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of December 31, 2023, accrued interest on the notes totaled $380,027. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time. The total number of warrants issued to the related party lender was 2,633,332 as of December 31, 2023 (See Note 4 for further details on these warrants).

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC. The promissory note bears interest at a rate of 8% annually and was amended on June 12, 2023, to be due on July 29, 2024. As of December 31, 2023, accrued interest on the note totaled $10,702.

Related Party Note Payable and Line of Credit Agreements

As of December 31, 2023, and March 31, 2023, the Company owed $1,304,550 and $1,198,600, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with Kraig T. Higginson, Chairman of the Board of Directors and a stockholder. As of December 31, 2023, the agreement allowed for borrowings of up to $4,600,000. During the nine months ended December 31, 2023, the Company borrowed $140,950 in principal and made repayments on principal of $35,000 on this agreement. The note payable and line of credit agreement incurs interest at 7.5% per annum. As of December 31, 2023, accrued interest on this note totaled $378,967. As per the provision outlined in Note 4, and in conjunction with the $140,950 borrowed during the nine months ended December 31, 2023, the Company also agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 281,900 shares of common stock, vested immediately upon issuance, having an exercise price of $1.05 per share, and a 5-year exercise window from the dates of issuance. Subsequent to quarter end, as per the provision outlined in Note 4, the Chairman of the Board of Directors agreed to extend the note payable and line of credit to November 30, 2025. The Company agreed to provide the Chairman of the Board of Directors with warrants to purchase 772,275 shares of common stock (see Note 8). During the nine months ended December 31, 2023, the company amortized $37,226 of debt discount, leaving a remaining debt discount balance of $53,731 in association with these warrants. The total number of warrants issued to the related party lender was 3,645,950 as of December 31, 2023 (see Note 4 for further details on these warrants).

As of December 31, 2023, and March 31, 2023, the Company owed $1,159,508 and $1,119,508, respectively, in principle under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The note payable has a due date of the principal and interest on the note of November 30, 2024, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During nine-months ended December 31, 2023, the Company borrowed $40,000, and made no repayments of principal on this agreement. As of December 31, 2023, accrued interest on this agreement totaled $518,619. As per the provision outlined in Note 4, and in conjunction with the $40,000 borrowed during the nine months ended December 31, 2023, the Company also agreed to provide Radiant Life, LLC, with warrants for 80,000 shares of common stock, vested immediately upon issuance, having an exercise price of $1.05 per share, and a 5-year exercise window from the date’s issuance. Subsequent to quarter end, as per the provision outlined in Note 4, the Radiant Life, LLC agreed to extend the note payable and lines of credit to November 30, 2025. The Company agreed to provide Radiant Life, LLC with warrants to purchase 699,754 shares of common stock (see Note 8). During the nine months ended December 31, 2023, the company amortized $23,618 of debt discount, leaving a remaining debt discount balance of $36,767 in association with existing warrants. The total number of warrants issued to the related party lender was 2,529,262 as of December 31, 2023 (see Note 4 for further details on these warrants).

As of December 31, 2023, the unamortized debt discount on related party notes payable is $90,498.

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to November 30, 2024. As of December 31, 2023, and March 31, 2023, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2023, and March 31, 2023.

(8) SUBSEQUENT EVENTS

Subsequent to quarter end, the Company negotiated with the Chairman of the Board of Directors, Radiant Life, LLC, and Mr. Dickman to extend the due date of the notes payable, lines of credit, and an unsecured promissory note to November 30, 2025. In conjunction with these note extensions, the Company issued 772,275, 699,754, and 563,000 warrants to the Chairman of the Board of Directors, Radiant Life, LLC, and Mr. Dickman, respectively (see Note 4). The exercise price of these warrants was $0.41.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management. For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Without limiting the foregoing, words such as “may”, “should”, “expect”, “project”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “budget”, “forecast”, “predict”, “potential”, “continue”, “should”, “could”, “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements, however, the absence of these words does not necessarily mean that a statement is not forward-looking. These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control. Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers’ needs; price increases; employee limitations; or delays, reductions, or cancellations of contracts we have previously entered into; sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

On January 1, 2022, we entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires us to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and us successfully reaching certain milestones. Further, the agreement requires us to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and us successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which we will be an advisor. As of December 31, 2023, none of the milestones related to the potential issuance of equity have been met.

Results of Operations

Three-Months Ended December 31, 2023, Compared with Three-Months Ended December 31, 2022

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the three months ended December 31, 2023, or 2022.

General & Administrative Expenses

General and administrative expenses totaled $147,842, and $149,158 during the three months ended December 31, 2023, and 2022, respectively. A significant portion of these expenses were professional fees and payroll costs.

Other Income and Expenses

During the three months ended December 31, 2023, and 2022, interest expense accrued in the amount of $110,221 and $131,257, respectively. The decrease in interest expense was a result of a reduced amortization of debt discounts recognized during the three months.

For the three months ended December 31, 2023, and 2022, other expenses related to pursuing potential financing alternatives were $105,000 and $13,500, respectively. The increase in other expenses related to pursuing financing alternatives is explained by new consultant fees in pursuit of bonds.

Income Taxes

During the three months ended December 31, 2023, and 2022, the Company recorded net loss before income taxes of $363,063, and $671,851, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Nine-Months Ended December 31, 2023, Compared with Nine-Months Ended December 31, 2022

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the nine months ended December 31, 2023, or 2022.

General & Administrative Expenses

General and administrative expenses totaled $371,839, and $524,649 during the nine months ended December 31, 2023, and 2022, respectively. A significant portion of these expenses were professional fees and payroll costs. The reduction in these expenses was primarily attributable to lower monthly fees from our contractors.

Other Income and Expenses

During the nine months ended December 31, 2023, and 2022, we recognized $398,920, and $377,936, as loss on extinguishment of debt in conjunction with related party debt, respectively.

During the nine months ended December 31, 2023, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $290,000. The gain was recorded as a gain on settlement of liabilities.

During the nine months ended December 31, 2023, and 2022, interest expense accrued in the amount of $316,480 and $281,303, respectively. The increase in interest expense was a result of higher loan balances, as well as additional amount of debt discount recognized during the nine months.

For the nine months ended December 31, 2023, and 2022, other expenses related to pursuing potential financing alternatives were $105,000 and $40,500, respectively. The increase in other expenses related to pursuing financing alternatives is explained by new consultant fees in pursuit of bonds.

Income Taxes

During the nine months ended December 31, 2023, and 2022, the Company recorded net loss before income taxes of $902,239, and $1,224,388, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of December 31, 2023, we had $556,240 of cash, compared to $553 as of March 31, 2023. As of December 31, 2023, the Company had access to draw an additional $4,265,942 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $49,000, which includes salaries of our employee, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of December 31, 2023, totaled $463,066, and other accrued liabilities totaled $1,728,774. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through February 2025.

Debt

At December 31, 2023, we owed $5,118,287, including accrued interest, for debt obligations. We owed $3,340,058 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of December 31, 2023, one note payable had a principal balance of $50,000 due on November 30, 2025 because of a note extension subsequent to quarter end, and a line-of-credit to that same third party had a balance of $1,159,508 due on November 30, 2025 because of a note extension subsequent to quarter end, or when the Company completes a successful equity raise, at which time principal and interest is due in full. A line-of-credit to a second third party had a principal balance of $1,304,550 and is currently extended due on November 30, 2025 because of a note extension subsequent to quarter end. At December 31, 2023, unsecured promissory notes had principal balances totaling $826,000 and are due on November 30, 2025 because of a note extension subsequent to quarter end. The convertible debenture agreement, which has no principal balance due as of December 31, 2023, is open through November 30, 2024. As of February 14, 2024, there was $4,265,942 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2023, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended December 31, 2023, to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended December 31, 2023.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.2 *	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.22 *	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.27 *	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated April 10, 2019. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547).
10.39 *	Agreement between Sundance Strategies, Inc. and Tradability, LLC, dated January 1, 2022 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.40 **	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated June 5, 2023
10.41 *	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated February 2, 2023
10.42 *	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 2, 2023
10.43 *	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated February 2, 2023
10.44 *	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated February 9, 2023
10.45 **	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated June 12, 2023
10.46 **	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated June 9, 2023
14.1 *	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
31.1 ***	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2 ***	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32 ***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SUNDANCE STRATEGIES, INC.

Date: February 14, 2024	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

