Form 10-K
period 2024-03-31
Sundance Strategies, Inc.
filed 2024-07-01
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.(1) ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) .(1) ☐

(1) Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of July 1, 2024 the registrant had 42,438,441 shares of common stock, par value $0.001, issued and outstanding. The aggregate market value of common shares held by non-affiliates as of September 30, 2023 (the most recent second quarter), was $8,985,742. The total number of shares of common stock beneficially owned by executives, directors, and 10% stockholders as of March 31, 2024, and September 30, 2023, is 32,665,092 and 30,630,063 respectively.

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

Forward-looking statements are predictions and not guarantees of future performance or events. Forward-looking statements are based on current industry, financial and economic information which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements, and we hereby qualify all our forward-looking statements by these cautionary statements.

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

On January 1, 2022, we entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that required us to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and us successfully reaching certain milestones. Further, the agreement requires us to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and us successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which we will be an advisor. As of the issuance of these financial statements, none of the milestones related to the potential issuance of equity have been met. This Company has terminated this agreement with Tradability, and no future payments are expected in association with this terminated agreement.

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

Employees

On March 31, 2024, we had one full-time employee: Randall F. Pearson, our President.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties including those described at length in the Risk Factors section below. We consider the following to be our most material risks:

Risks Relating to Our Business

●	We have historically used significant amounts of cash in operating activities since our inception and may continue to use significant amounts of cash for operating activities in the foreseeable future.
●	We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs and commercialization efforts or cause us to become insolvent.
●	There may be substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.
●	We may default on our obligations under various debt arrangements, which may accelerate our repayment obligations or otherwise limit our access to future financing.
●	We are pursuing opportunities relating to the tokenization and sale of digital assets that are subject to volatile market prices, impairment and unique risks of loss.
●	Our management team relies on outside consultants and others in our industry to make informed business decisions; potential conflicts of interest involving those parties who are relied upon could adversely affect the execution of our business model.
●	Current and future federal regulation under the Dodd-Frank Act’s consumer protection provisions may have an adverse effect on our business and our planned business operations.
●	General economic conditions could have an adverse effect on our business.
●	The costs in time and expense of being a publicly-held company are substantial and will only increase if our business model is successful.
●	Inadequate funding will impede execution of our business model.
●	We are new to the bond, life settlement, and financial advisory industry and may not be able to successfully compete in this industry.
●	Historically, 99% of our total assets are interests in life settlement policies, resulting in a lack of diversification of assets and concentration in assets that are subject to significant fluctuations in value.
●	Limitations to the financial model we use may result in inaccurate or incomplete projections of future cash flow from the insurance policies.
●	The individuals insured by the life insurance policies may live longer than their actuarial life expectancies and thereby, cash flows from life insurance policies may be delayed.
●	Having relatively few insureds could cause the overall performance to be unduly influenced by a relatively small number of underlying policies that perform better or worse than expected.
●	Increased general market interest rates could increase the carrying costs of the life insurance policies and reduce the related cash flows.
●	Changes to foreign banking laws and regulations or decreased lending capacity for life settlements could have a negative impact on ability of Holders to obtain loans with respect to purchases of life settlements.
●	Holders may be required to obtain MRI coverage as a condition of our business model, which, if unavailable, could potentially increase our risk of failure.
●	The lapse of life insurance policies will result in the entire loss of our interest in the death benefits from those particular policies.
●	Actual results from life settlement products may not match expected results, which could reduce returns and also adversely affect the ability to service and grow a portfolio for actuarial stability.
●	The limited number of sellers of life settlement products in the secondary market may limit the ability to negotiate favorable prices in the acquisition of such life settlement interests.
●	We do not track concentrations of pre-existing medical conditions of insureds in our guidelines for purchasing life settlement products.
●	If life settlement products are determined to be “securities,” Holders may be required to register as an investment company under the Investment Company Act, which would substantially increase SEC reporting costs and oversight of a Holder’s business operations.
●	There is poor liquidity in the secondary market for life insurance and life settlements.

Risks Related to the Life Insurance Policies

●	Life settlements, and therefore our common stock, are highly speculative and may lose all of their value.
●	Policies may be determined to have been issued without an “insurable interest” and could be void or voidable.
●	Additional insurable interest concerns regarding life insurance policies originated pursuant to premium finance transactions may also result in adverse decisions that could effect policies.

●	Fraud in the application for life insurance can also affect assets and interest in policies.
●	The risk of litigation with issuing insurance companies could substantially raise our costs of operation and increase our risk of loss.
●	The contestation of the life insurance policies by the applicable issuing insurance companies could result in the loss of the benefits from such life insurance policies.
●	Increases in cost of insurance could reduce estimated returns and lower revenues.
●	Carrier and service partner credit risk can adversely affect life settlements.
●	The inability to keep track of the insureds could keep us from updating the medical records of the insured.
●	Lost insureds can result in a delay or a loss of an insurance benefit that would have a negative effect on revenues and prospects.
●	U.S. life settlement and viatical regulations may result in determination(s) of applicable law violations.
●	State protections for the insolvency of an insurance company are limited.
●	Liability for failing to comply with U.S. privacy safeguards.
●	Cyber-attacks or other security breaches could have a material adverse effect on our business.
●	U.S. privacy concerns may affect the access to accurate and current medical information regarding the insured under life insurance policies.

Risk Factors Related to Our Common Stock

●	There is a limited public market for our common stock, and any market that may develop could be volatile.
●	We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Our management and two stockholders beneficially own approximately 66% of our outstanding common stock and therefore can exert control over our business.
●	Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

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

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There may be substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements for the fiscal year ended March 31, 2024 do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the balance sheets.

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

If general market interest rates increase, the value of life insurance portfolios would likely decrease. Some of the Holder’s carrying costs associated with the life insurance policy portfolios (specifically interest payments on the MRI coverage outstanding balance) are tied to interest rates. If interest rates increase, the Holder’s carrying costs will increase and the return on our investment will decrease. Because the Holders pay all of the costs associated with the life insurance policy portfolios, an increase in the Holder’s carrying costs will correspondingly decrease the amount of cash flows.

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

The market for our common stock has been limited due to, among other factors, low public float of our common stock, low trading volume and the small number of brokerage firms acting as market makers. There were 17,936,922 shares of our common stock held by non-affiliates as of March 31, 2024. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to.

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

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” may make it harder for investors to analyze our results of operations and financial prospects.

Our management and two stockholders beneficially own approximately 66% of our outstanding common stock and therefore can exert control over our business.

Members of our management team and three stockholders together beneficially own approximately 66% of our outstanding common stock. This percentage of stock ownership is significant in that it could carry any vote on any matter requiring stockholder approval, including the subsequent election of directors, who in turn appoint all officers. As a result, these persons control the Company, regardless of the vote of other stockholders. As a result, other stockholders may not have an effective voice in our affairs.

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 42,258,441 shares of our common stock that were outstanding as of March 31, 2024, 225,000 of such shares are subject to leak-out agreements. Pursuant to such agreements, each of these stockholder’s common stock can only be sold in an amount equal to 0.25% (1/4%) of our outstanding securities (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the four quarterly periods beginning on January 1, 2017; 0.01 (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”). Notwithstanding the foregoing, any stockholder subject to a lock-up/leak-out agreement that owns less than 100,000 shares of common stock that are covered thereby, is allowed to sell such stockholder’s common stock. Our remaining outstanding shares are mostly freely tradable under Rule 144 and certain limitations on the number of shares that can be sold quarterly by “affiliates” of the Company as defined under the Securities Act. Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock. See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Part II, Item 5, below for further information. Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

We will not solicit the approval of our stockholders for the issuance of authorized but unissued shares of our common stock unless this approval is deemed advisable by our Board of Directors or is required by applicable law, regulation or any applicable stock exchange listing requirements. The issuance of additional shares would dilute the value of our outstanding shares of common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Management is to perform a corporate risk assessment annually, which includes specific consideration and assessment of cybersecurity risk, proportional to the size of the Company. Service providers must meet certain security requirements such as security incident or data breach notification and response protocols, data encryption requirements, and data disposal commitments.

In managing cybersecurity risk, we employ a defense-in-depth strategy and regularly monitor our cyber environment for potential new threats. Our strategy includes employee training and awareness on cybersecurity risks and related best practices, required password complexity, the use of multi-factor authentication, information security protocols, anti-virus and anti-ransomware software.

Governance

Our Board of Directors provides oversight of our cybersecurity program through an annual risk review. On an annual basis, cybersecurity risk and mitigation strategies are reviewed as part of management’s reporting to the Board of Directors, which includes the reporting of significant business risks, including cybersecurity mitigation strategies employed to manage these risks, and a review of any emerging risks. Annually, management is to provide an overview of our cybersecurity program to the Board of Directors, including a review of key strategies, emerging risks, and a summary of key performance indicators.

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

Holders

We had 102 stockholders of record as of July 1, 2024 and an indeterminate number of stockholders who hold shares in “street name”.

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

On August 15, 2023, we issued a private placement memorandum offering to raise up to $1,500,000 through the issuance of restricted shares of our common stock (par value $0.001) to qualified investors. From September 20, 2023 to October 4, 2023, we received subscription agreements from investors, for 850,000 common shares at a purchase price of $1 per share, including 1,700,000 warrants exercisable at $0.35 per share, vested immediately upon issuance, with a five year expiration. Proceeds to us totaled $850,000.

During the year ended March 31, 2024 the Company issued 281,900 warrants to the Chairman of the Board of Directors and 80,000 warrants to Radiant Life, LLC in conjunction with monies borrowed during the period (see Note 8 to the financial statements included in this report). The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $316,756. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 3.36% and 4.29%, volatility between 86.52% and 89.11% and a dividend rate of 0%.

During the year ended March 31, 2024, the Company issued 1,106,000 warrants to Mr. Dickman, 772,275 warrants to the Chairman of the Board of Directors, and 699,754 warrants to Radiant Life, LLC in conjunction with an extension of the maturity dates during the period (see Note 8 to the financial statements included in this report) per the terms outlined above. The exercise price of these warrants was between $0.41 and $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $964,277. The inputs used in this calculation included a fair value of the underlying common stock between $0.409 and $1.049 per share, a risk-free between 3.80% and 4.01%, volatility between 84.00% and 89.07% and a dividend rate of 0%.

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

On January 1, 2022, we entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that required us to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and us successfully reaching certain milestones. Further, the agreement requires us to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into our common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and us successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which we will be an advisor. As of July 1, 2024 none of the milestones related to the potential issuance of equity have been met. This Company has terminated this agreement with Tradability, and no future payments are expected in association with this terminated agreement.

Results of Operations

Fiscal year ended March 31, 2024 compared to March 31, 2023

General & Administrative Expenses

General and administrative expenses totaled $531,406 and $682,283 during the years ended March 31, 2024, and 2023, respectively. A significant portion of these expenses were professional fees, payroll, and rent expenses. The reduction in general and administrative expenses is because we had reduced professional fees during 2024.

Other Income and Expenses

During the years ended March 31, 2024, and 2023, we recognized $1,047,729, and $1,745,808, respectively, as loss on extinguishment of debt in conjunction with related party debt. The reduction in loss on extinguishment of debt is because we extinguished less debt at a loss during 2024.

For the years ended March 31, 2024, and 2023, interest expense totaled $410,856 and $329,890, respectively. The increase in interest expense was a result of higher loan balances, and $67,890 recognized on amortization of debt discount. For the years ended March 31, 2024, and 2023, expenses incurred pursuing potential financing alternatives totaled $135,000 and $54,000, respectively. The increase in financing expense is due to expenses incurred in pursuing bonding.

Income Taxes

During the years ended March 31, 2024, and 2023, the Company recorded a net loss before income taxes of $1,834,991 and $2,811,981, respectively. The reduction in net loss is largely due to decrease in losses from extinguishing debt.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of March 31, 2024, we had $329,860 of cash, compared to $553 as of March 31, 2023. As of March 31, 2024, the Company had access to draw an additional $4,265,942 on the notes payable, related party, and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are approximately $44,000, which includes salaries of our employee, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses and estimated legal and accounting expenses. Outstanding Accounts Payable as of March 31, 2024, totaled $447,862, and other accrued liabilities totaled $1,790,940 .. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for the 12 months from the issuance of the financial statements.

2024 Cash Flows Compared to 2023 Cash Flows

For the year ended March 31, 2024, we recorded net cash used in operating activities of $666,643, compared to $459,713 used in operating activities during the year ended March 31, 2023.

For the years ended March 31, 2024, and 2023 no cash was used in or provided by investing activities.

During the years ended March 31, 2024, and 2023 net cash provided by financing activities was $995,950, and $192,300, respectively. Financing activities for both years consisted of borrowing on new related party promissory notes and existing notes payable and lines-of-credit in the amounts of $180,950, and $192,300, respectively. Additionally, during the years ended March 31, 2024, and 2023, the Company received $850,000 and $0 in proceeds raised by issuance of our common stock through private placement memorandums, respectively.

Debt

At March 31, 2024, we owed $5,205,617, including accrued interest, for debt obligations. We owed $3,340,058 in principal pursuant to notes payable and lines-of-credits from related parties and $300,000 in other notes payable. As of March 31, 2024, one note payable had a principal balance of $1,159,508 and is due on November 30, 2025, and a line-of-credit had a principal balance of $50,000 and is due on July 29, 2024, or when the Company completes a successful equity raise (if earlier than the due date), at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,304,550, and the line of credit is due November 30, 2025. The third series of related-party promissory notes had a total principal balance of $826,000 and has been extended to be due on November 30, 2025. The convertible debenture agreement, which has no principal balance due as of March 31, 2024, is open through November 30, 2024. As of July 1, 2024, there was $4,265,942 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

We may borrow money in the future to finance our operations but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. As the company has no current source of revenues, in order to meet financial obligations, the Company will need to continue to rely on debt financing from related parties and/or raise additional capital. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months, or through June 2025. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. The Company also continues to evaluate other debt and equity financing opportunities.

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations by maturity date as of March 31, 2024:

		Maturity Date
	Total	Year Ended March 31, 2025	Year Ended March 31, 2026	Thereafter
Debt Obligations (1)	$3,640,058	$350,000	$3,290,058	$-
Interest Payable	$1,565,559	$207,821	$1,357,738	$-
Total	$5,205,617	$557,821	$4,647,796	$-

(1)	Debt obligations consist of the principal pursuant to the notes payable from related parties and non-related parties (as mentioned above)

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

We did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2024, and 2023.

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

Item 8. Financial Statements and Supplementary Data

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sundance Strategies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sundance Strategies, Inc. and Subsidiary (“the Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

July 1, 2024

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	March 31,
	2024	2023

ASSETS

Current Assets
Cash and cash equivalents	329,860	$553
Prepaid expenses and other assets	9,075	8,295

Total Current Assets	338,935	8,848

Total Current Assets	$338,935	$8,848

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$447,862	$753,050
Accrued expenses	433,201	574,558
Current portion of notes payable	300,000	300,000
Current portion of notes payable, related parties	50,000	876,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	1,631,063	2,903,608

Long-Term Liabilities
Accrued expenses	1,357,739	857,685
Notes payable, related parties, net of current portion, net of debt discount	3,290,058	2,281,463

Total Long-Term Liabilities	4,647,797	3,139,148

Total Liabilities	6,278,860	6,042,756

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 42,258,441 shares issued and outstanding as of March 31, 2024; and 41,408,441 shares issued and oustanding as of March 31, 2023	42,259	41,409
Additional paid-in capital	30,914,682	28,986,558
Accumulated deficit	(36,896,866)	(35,061,875)

Total Stockholders’ Deficit	(5,939,925)	(6,033,908)

Total Liabilities and Stockholders’ Deficit	$338,935	$8,848

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years Ended March 31,
	2024	2023

Income from Investments	$-	$-

General and Administrative Expenses	531,406	682,283

Loss from Operations	(531,406)	(682,283)

Other Income (Expense)
Loss on extinguishment of debt	(1,047,729)	(1,745,808)
Gain on settlement of liabilities	290,000	-
Interest expense	(410,856)	(329,890)
Financing expense	(135,000)	(54,000)

Total Other Income (Expense)	(1,303,585)	(2,129,698)

Loss Before Income Taxes	(1,834,991)	(2,811,981)
Income Tax Provision (Benefit)	-	-

Net Loss	$(1,834,991)	$(2,811,981)

Loss per share - basic and diluted	$(0.04)	$(0.07)

Weighted average shares outstanding - basic and diluted	41,693,714	41,408,441

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

For the Year Ended March 31, 2024 and 2023

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022	41,408,441	$41,409	$27,181,618	$(32,249,894)	$(5,026,867)

Warrants issued in connection with debt issuances	-	-	126,130	-	126,130

Warrants issued in connection to extinguishment of debt	-	-	1,678,810	-	1,678,810

Net loss	-	-	-	(2,811,981)	(2,811,981)

Balance, March 31, 2023	41,408,441	$41,409	$28,986,558	$(35,061,875)	$(6,033,908)

Common stock and warrants issued for cash	850,000	850	849,150	-	850,000

Warrants issued in connection with debt issuances	-	-	114,697	-	114,697

Warrants issued in connection to extinguishment of debt	-	-	964,277	-	964,277

Net loss	-	-	-	(1,834,991)	(1,834,991)

Balance, March 31, 2024	42,258,441	$42,259	$30,914,682	$(36,896,866)	$(5,939,925)

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2024	2023

Operating Activities

Net Loss	$(1,834,991)	$(2,811,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	1,047,729	1,745,808
Gain on settlement of liabilities	(290,000)	-
Amortization of debt discount	67,890	22,487
Changes in operating assets and liabilities
Prepaid expenses and other assets	(780)	(128)
Accounts payable	(15,188)	412,023
Accrued expenses	358,697	172,078

Net Cash used in Operating Activities	(666,643)	(459,713)

Financing Activities

Proceeds from issuance of common stock and warrants – net of issuance costs	850,000	-
Proceeds from issuance of notes payable, related party	180,950	192,300
Repayment of notes payable, related party	(35,000)	-

Net Cash provided by Financing Activities	995,950	192,300

Net Change in Cash and Cash Equivalents	329,307	(267,413)
Cash and Cash Equivalents at Beginning of Period	553	267,966

Cash and Cash Equivalents at End of Period	$329,860	$553

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Issued warrants as debt issuance costs	$114,697	$126,130

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024, and 2023

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

On January 1, 2022, the Company entered into a marketing and consulting agreement with Tradability, LLC (“Consultant”) that requires the Company to make an initial $100,000 payment and up to an additional $400,000 in the future (which will be financed by the Consultant via a promissory note). The $400,000 obligation is contingent upon the Consultant and the Company successfully reaching certain milestones. Further, the agreement requires the Company to issue between 1,000,000 and 10,000,000 stock options (which are exercisable into the Company’s common stock at prices between $1.00 to $2.50 per share) contingent upon the Consultant and the Company successfully reaching certain milestones. The milestones primarily relate to the Consultant finalizing the tokenization of 500 million non-fungible tokens (“NFTs”) and the successful placement of NFTs with proceeds of between $100 million and $500 million. The proceeds will be used to purchase Life Settlements for which the Company will be an advisor. As of March 31, 2024 and the issuances of these financial statements, none of the milestones related to the potential issuance of equity have been met. This Company has terminated this agreement with Tradability, and no future payments are expected in association with this terminated agreement.

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

Basic and Diluted Net Loss Per Common Share, Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the years ended March 31, 2024, and 2023, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of March 31, 2024, and 2023, include warrants convertible into 14,043,573 and 9,403,644 shares of common stock, respectively.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2024, and 2023.

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

(4) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of currency on hand and demand deposits at commercial banks. The Company had $329,860 and $553 in cash and cash equivalents as of March 31, 2024, and 2023, respectively. The Company maintains non-interest-bearing accounts at two financial institutions. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2024, and 2023, the Company had balances in excess of FDIC insured amounts at these institutions of $79,779 and $0, respectively.

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due January 6, 2022. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. On June 9, 2023, the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from April 6, 2023 to August 31, 2024 , or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see note 8). As of March 31, 2024 accrued interest on the note totaled $71,671.

(6) NOTES PAYABLE, RELATED PARTY

As of March 31, 2024, and 2023, the Company had borrowed $3,340,058 and $3,194,108 respectively, excluding accrued interest, from related parties. Unamortized debt discount with the Notes Payable, Related party was $0 and $36,645 as of March 31, 2024, and March 31, 2023, respectively. Short-term accrued interest associated with the Notes Payable, Related Party of $11,925 and $364,908 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2024, and March 31, 2023, respectively. Long-term accrued interest associated with the Notes Payable, Related Party of $1,357,738 and $857,684 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2024, and March 31, 2023, respectively.

Related Party Promissory Notes

As of both March 31, 2024, and 2023, the Company owed $826,000 under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. On November 10, 2022, the notes were amended to extend the due date from October 31, 2022, to July 31, 2023, or at the immediate time when alternative financing or other proceeds are received, and on June 5, 2023 and again on January 26, 2024, the notes were amended to extend the due date from July 31, 2023, to November 30, 2025, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 8, and in conjunction with the extension of the due date of the promissory notes on November 10, 2022, the Company also agreed to provide Mr. Dickman with warrants for 399,749 shares of common stock. In association with the extensions during the fiscal year ended March 31, 2024, the company agreed to provide Mr. Dickman with warrants for 1,106,000 shares of common stock (see Note 8) vested immediately upon issuance, having exercise prices of $1.05 and $0.41 per share, and a 5-year exercise window from the dates of issuance. During the years ended March 31, 2024, and March 31, 2023, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of March 31, 2024, accrued interest on the notes totaled $404,087. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time. The total number of warrants issued to the related party lender was 3,196,332 as of March 31, 2024 (see Note 8 for further details on these warrants).

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC. The promissory note bears interest at a rate of 8% annually and is due on July 29, 2024. In conjunction with this specific loan event, the agreement awards Radiant Life, LLC with 50,000 common stock warrants, which have an exercise price of $1.05, and expire in 5 years (see Note 8). As of March 31, 2024, accrued interest on the note totaled $11,925.

Related Party Note Payable and Line of Credit Agreements

As of March 31, 2024, and 2023, the Company owed $1,304,550 and $1,198,600, respectively, exclusive of accrued interest, under the note payable and line of credit agreement with Kraig T. Higginson, Chairman of the Board of Directors and a stockholder. On February 2, 2023, and again on January 26, 2024, the related party note payable and line of credit agreement was amended to extend the due date from November 30, 2023 to November 30, 2024 and then to November 30, 2025, or at the immediate time when alternative financing or other proceeds are received. As of March 31, 2024, the agreement allowed for borrowings of up to $4,600,000. During the year ended March 31, 2023, the Company borrowed $132,300 in principal and made no repayments of principal on this agreement. During the year ended March 31, 2024, the Company borrowed $140,950 in principal and made repayments of $35,000 in principal on this agreement. The note payable and line of credit agreement incurs interest at 7.5% per annum. As of March 31, 2024, accrued interest on this note totaled $403,361. As per the provision outlined in Note 8, and in conjunction with the due date extension and the $140,950 and $132,300 borrowed during the years ended March 31, 2024 and 2023, respectively, the Company also agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 1,054,175 shares of common stock and 983,900 shares of common stock, respectively, vested immediately upon issuance, having exercise prices of $1.05 and $0.41 per share, and a 5-year exercise window from the dates of issuance. The total number of warrants issued to the related party lender was 4,418,225 as of March 31, 2024 (see Note 8 for further details on these warrants).

As of March 31, 2024, and 2023, the Company owed $1,159,508 and $1,119,508 in principal, respectively, under the note payable and lines of credit agreement with Radiant Life, LLC. The agreement allows for borrowings of up to $2,130,000. On February 2, 2023, and again on February 1, 2024, the related party note payable and line of credit agreement was amended to extend the due date from November 30, 2023 to November 30, 2024, and later to November 30, 2025, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum. During the years ended March 31, 2024, and 2023 the Company borrowed $40,000 and $60,000, respectively of principal under this agreement and made no repayments. As of March 31, 2024, accrued interest on this agreement totaled $550,289. As per the provision outlined in Note 8, and in conjunction with the due date extensions and the $40,000 borrowed under the note payable and lines of credit agreement during the year, the Company also agreed to provide Radiant Life, LLC with warrants for 779,754 shares of common stock, vested immediately upon issuance, a 5-year exercise window from the dates of issuance, having exercise prices between $0.41 and $1.05 per share. The total number of warrants issued to the related party lender was 3,229,016 as of March 31, 2024 (see Note 8 for further details).

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

As of March 31, 2024 and March 31, 2023, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2024, and 2023.

(8) STOCKHOLDERS’ EQUITY

Common Stock

On August 15, 2023, the Company issued a private placement memorandum offering to raise up to $1,500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. From September 20, 2023, to October 4, 2023, the Company received subscription agreements from investors, for 850,000 common shares at a purchase price of $1 per share, including 1,700,000 warrants exercisable at $0.35 per share, vested immediately upon issuance, with a five year expiration. Proceeds to the Company totaled $850,000.

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

Warrants to Purchase Common Stock

The following table summarizes the changes in warrants outstanding of the Company during years ended March 31, 2024, and 2023:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at March 31, 2022	9,460,611	0.54
Granted	2,153,403	1.05
Outstanding at March 31, 2023	11,614,014	0.87
Granted	4,639,929	0.51
Outstanding at March 31, 2024	14,043,573	0.75
Exercisable at March 31, 2024	16,253,943	0.75

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

During the year ended March 31, 2024 the Company issued 281,900 warrants to the Chairman of the Board of Directors and 80,000 warrants to Radiant Life, LLC in conjunction with monies borrowed during the period (see Note 8 to the financial statements included in this report). The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $316,756. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 3.36% and 4.29%, volatility between 86.52% and 89.11% and a dividend rate of 0%.

During the year ended March 31, 2024, the Company issued 1,106,000 warrants to Mr. Dickman, 772,275 warrants to the Chairman of the Board of Directors, and 699,754 warrants to Radiant Life, LLC in conjunction with an extension of the maturity dates during the period (see Note 8 to the financial statements included in this report) per the terms outlined above. The exercise price of these warrants was between $0.41 and $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $964,277. The inputs used in this calculation included a fair value of the underlying common stock between $0.409 and $1.049 per share, a risk-free between 3.80% and 4.01%, volatility between 84.00% and 89.07% and a dividend rate of 0%.

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

The following table summarizes the warrants issued and outstanding as of March 31, 2024:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	3,708,754	3,708,754	1.20	$185,439
0.35	1,700,000	1,700,000	4.50	595,000
0.41	2,035,029	2,035,029	4.83	834,362
1.00	1,000,000	1,000,000	0.02	1,000,000
1.05	5,049,790	5,049,790	3.48	5,302,280
2.00	50,000	50,000	2.34	100,000
5.00	500,000	500,000	2.82	2,500,000
	14,043,573	14,043,573		$10,517,081

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(9) LIQUIDITY REQUIREMENTS AND GOING CONCERN

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of March 31, 2024, the Company had $329,890 of cash assets, compared to $533 as of March 31, 2023. As of March 31, 2024, the Company had access to draw an additional $4,265,942 on the notes payable, related party (see Note 8) and $3,000,000 on the Convertible Debenture Agreement (see Note 8). For the year ended March 31, 2024, the Company’s average monthly operating expenses were approximately $44,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $135,000 and $54,000 were incurred during the years ended March 31, 2024, and 2023, respectively. As management continues to explore additional financing alternatives, beginning April 1, 2024 the Company is expected to spend up to an additional $300,000 on these efforts. Outstanding Accounts Payable as of March 31, 2024 totaled $447,862. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for the 12 months from the issuance of the financial statements. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

The Company recorded $0 provision for income taxes for the years ended March 31, 2024, and 2023.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 21% to pretax income from continuing operations for the years ended March 31, 2024, and 2023, due to the following:

	2024	2023

Income tax benefit at U. S. federal statutory rates:	$(385,348)	$(590,516)
State tax, net of federal benefit	$(67,408)	(109,962)
Permanent and other differences	258,483	463,012
Change in valuation allowance	194,273	223,229
Other		14,237
	$-	$-

The tax effects of significant items comprising the Company’s net deferred taxes as of March 31, 2024, and 2023 were as follows:

	2024	2023
Deferred Tax assets:
Net operating loss carry forwards	$7,620,722	$7,387,464
Stock and warrant compensation	479,708	479,708
Valuation allowance	(8,100,430)	(7,867,172)
Net deferred tax asset	$-	$-

The Company assesses the need for a valuation allowance against its deferred income tax assets at March 31, 2024. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. The Company has placed a 100% valuation allowance on the deferred tax assets. The deferred tax assets primarily relate to net operating loss carryforwards.

As of March 31, 2024, the Company has U.S. federal net operating loss carryforwards of $30,822,643. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2025 . The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

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

(11) SUBSEQUENT EVENTS

On April 19, 2024, subsequent to year end, the company paid $125,000 to a vendor in an effort to help secure bonding.

Between June 24, 2024, and June 25, 2024, the Company issued an additional 180,000 total shares of stock and 360,000 total warrants to five investors for cash.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were not effective as of March 31, 2024, the end of the period covered by this Annual Report on Form 10-K due to the material weakness described below.

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

Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2024, our internal control over financial reporting was not effective due to the material weakness described below.

(c) Material Weaknesses

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that the following material weaknesses existed as of March 31, 2024: The design and operating effectiveness of our control environment and risk assessment, control activities and monitoring activities were inadequate to ensure that complex accounting matters relating to the valuation of equity-based compensation instruments are always properly accounted for and reviewed in a timely manner.

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

(d) Changes in Internal Control Over Financial Reporting

Other than described above in Item 9A. Controls and Procedures, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the year ended March 31, 2024 the Company issued 281,900 warrants to the Chairman of the Board of Directors and 80,000 warrants to Radiant Life, LLC in conjunction with monies borrowed during the period (see Note 8 to the financial statements included in this report) . The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $316,756. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 3.36% and 4.29%, volatility between 86.52% and 89.11% and a dividend rate of 0%.

During the year ended March 31, 2024, the Company issued 1,106,000 warrants to Mr. Dickman, 772,275 warrants to the Chairman of the Board of Directors, and 699,754 warrants to Radiant Life, LLC in conjunction with an extension of the maturity dates during the period (see Note 8 to the financial statements included in this report) per the terms outlined above. The exercise price of these warrants was between $0.41 and $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $964,277. The inputs used in this calculation included a fair value of the underlying common stock between $0.409 and $1.049 per share, a risk-free between 3.80% and 4.01%, volatility between 84.00% and 89.07% and a dividend rate of 0%.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation
Kraig T. Higginson	Chairman of the Board	1/12/2015
Glenn S. Dickman	Director	12/6/18
Stephen E. Quesenberry	Director	12/6/18
Randall F. Pearson	President	03/29/13
Randall F. Pearson	Principal Executive Officer	03/29/13
Randall F. Pearson	Principal Financial Officer	03/29/13
Randall F. Pearson	Director	04/01/13

*	Presently serves in the capacities indicated opposite his name.

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

Background and Business Experience

Kraig T. Higginson is 67 years of age and was appointed to the position of Chairman of the Board of Directors. Mr. Higginson served as Chief Executive Officer of VIA Motors, Inc. (“Via Motors”), a hybrid electric vehicle company (PHEV), from November 2010 to January 2014, where he was responsible for overseeing the management and business of Via Motors and its employees. From October 2003 until November 2010, he served as Chairman of the Board of Directors of Raser Technologies, Inc. (“Raser Technologies”), which was an NYSE listed company at that time. Mr. Higginson resigned as a director of Raser Technologies on February 11, 2011. Raser Technologies filed bankruptcy proceedings on April 29, 2011, and was subsequently delisted from NYSE. Mr. Higginson also founded American Telemedia Network, Inc. (“American Telemedia”), a publicly-traded NASDAQ company that developed a nationwide satellite network broadcasting data, video programming and advertising to shopping centers and malls, and he served as President and Chief Executive Officer of American Telemedia from 1984 through 1988. Mr. Higginson’s years of experience in the management of public companies is a great asset to the Company.

Mr. Glenn S. Dickman is 74 years of age. In 1984, Mr. Dickman started a “sales rack” jobbing operation supplying grocery stores with movies for rent and purchase. As founder and CEO of Video II, the business grew from servicing one store to over 1,400 located in 38 states. Video II had over 400 employees at one time, with Mr. Dickman overseeing all facets of the business as its CEO. In 2005, Mr. Dickman sold his interest in Video II, and has since concentrated his efforts on a variety of investments, including stocks and real estate. Mr. Dickman’s years of experience running various business entities is an invaluable resource to the board of directors.

Stephen Quesenberry is 61 years old. He has practiced law since 1989 in Washington and Utah, including complex business litigation and SEC matters. Mr. Quesenberry was one of the (many) attorneys representing Exxon Shipping in the Exxon Valdez litigation in Alaska in the early 1990s. Mr. Quesenberry has also been a principal in various property development projects in Washington and elsewhere. Mr. Quesenberry graduated from Brigham Young University in 1986 with a degree in English and was a pitcher for the BYU Cougars varsity baseball team from 1983-1986. He attended law school at the University of Kansas from 1986-1989, where he was an editor of the Kansas Law Review and a member of the Order of the Coif. He also speaks fluent German. Mr. Quesenberry’s legal expertise makes him a great resource for the board of directors.

Mr. Randall F. Pearson is 69 years old. He is currently serving as a member of the Board of Directors and as President and Principal Financial Officer. Mr. Pearson has served as President of the Company since inception in 2013. Prior to Sundance he worked with JWD Management Corp. for 26 years. During his time with JWD Management he served in several positions including Vice President of Operations, Vice President, President and CEO. JWD Management was a nationally recognized distribution supplier providing products to grocery stores in 33 states and managing over 450 employees. Prior to JWD Management he worked with Capital Resources investing in and managing his own and client owned residential and commercial real estate properties. Mr. Pearson attended Brigham Young University until 1977, received his real estate brokers license in 1977 and his Series 7 securities license in 1978. Mr. Pearson’s many years of management and insight into the operations of the Company create a unique and valuable perspective in his role as a director.

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

Number of Meetings

The Board held a total of one (1) meeting during the fiscal year ended March 31, 2024. Each incumbent director attended the Board meetings. Although we do not have a formal policy regarding attendance by directors at our annual meeting, we encourage directors to attend.

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

ITEM 11: EXECUTIVE COMPENSATION

Director Compensation

There were no equity awards granted during fiscal years ended March 31, 2024, nor 2023.

At March 31, 2024, Mr. Pearson’s beneficial ownership totaled 1,191,432 shares.

At March 31, 2024, Mr. Dickman’s beneficial ownership totaled 5,964,213 shares, including 3,196,332 warrants.

At March 31, 2024, Mr. Quesenberry’s beneficial ownership totaled 970,206 shares.

At March 31, 2024, Mr. Higginson’s beneficial ownership totaled 13,758,225 shares, including 7,000,000 shares owned by Higginson Family Inv, LLC; 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; 370,000 shares owned by Ecosystems Resources LLC; and 900,000 shares owned by KGPR, LLC. Also included are 4,418,225 warrants held by Mr. Higginson.

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

Role of the Board. The Board has responsibility for establishing and monitoring our executive compensation programs and for making decisions regarding the compensation of Randall F. Pearson, our Named Executive Officer. The Board sets the compensation package of the Named Executive Officers.

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

Base Salary. The Board approved the salaries of all our executive officers for Fiscal Year 2024. Base salaries are offered to ensure that our executive officers receive an ongoing level of compensation. Salary decisions concerning these officers were based upon a variety of considerations consistent with the compensation philosophy stated above. First, salaries were competitively set relative to both other companies in our industry and other comparable companies. The Board considered each officer’s level of responsibility and individual performance, including an assessment of the person’s overall value to the Company. In addition, internal equity among employees was factored into the decision. Finally, the Board considered our financial performance and our ability to absorb any increases in salaries.

Annual Incentive Bonuses. Annual incentive bonuses are designed to reward extraordinary performance by our executives. For Fiscal Year 2024, the Board did not precisely define the parameters of a bonus program for the Named Executive Officer, and no bonuses were awarded to the Named Executive Officer.

Stock-Based Compensation. Each Named Executive Officer or Director is eligible to receive stock-based compensation. Stock-based compensation is designed to more closely align the interests of management with those of our stockholders. We do not have any securities authorized for issuance under an equity compensation plan, or any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation. No stock-based compensation was granted during the years ended March 31, 2024.

Other Benefits. Our Named Executive Officer receive the same benefits that are available to all other full-time employees, including the payment of health, dental, life and disability insurance premiums.

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

Summary Compensation Table

The following information presents the compensation paid to Randall F. Pearson, our Named Executive Officer, in Fiscal Year 2024, and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Randall F. Pearson	2024	136,900	—	—	—	—	—	136,900
President, Principal Executive Officer and Principal Financial Officer	2023	136,900	—	—	—	—	—	136,900

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table shows information regarding the beneficial ownership of our common stock as of the date of this filing by (a) each stockholder, or group of affiliated stockholders, that we know owns more than 10% of our outstanding common stock; (b) our Named Executive Officer; (c) each of our directors; and (d) all of our current directors and executive officer as a group. The table is based upon information supplied by directors, executive officers and principal stockholders, and Schedules 13D and 13G filed with the Commission.

Percentage ownership in the table below is based on 42,438,441 shares of common stock outstanding as of July 1, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of June 29, 2023 are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Sundance Strategies, Inc., Attention: Randall F. Pearson, 4626 North 300 West, Suite No. 365, Provo, Utah 84604.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Kraig T. Higginson (1)	13,758,225	29.4%
Glenn S. Dickman (4)	5,964,213	13.1%
Randall F. Pearson	1,191,432	2.6%
Stephen E Quesenberry	970,206	2.1%

All executive officers and directors as a group (4 persons)	21,884,076	43.7%

5% Stockholders Not Listed Above
Zoe, LLC (2)	5,100,000	12.0%
Radiant Life, LLC (2)	5,681,016	12.4%
Smartrade Consulting, Inc. (3)	2,500,000	5.9%

(1)	Mr. Higginson’s ownership includes 7,000,000 shares owned by Higginson Family Inv, LLC; 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; 370,000 shares owned by Ecosystems Resources LLC; and 900,000 shares owned by KGPR, LLC. Also included are 4,418,225 warrants held by Mr. Higginson.

(2)	ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 25.5%. The address of ZOE, LLC is 4626 N. 300 W., Provo, Utah 84604. The address of Radiant Life, LLC is 4626 N. 300 W., Provo, Utah 84604. Mr. Burton’s ownership includes 3,229,016 warrants held by Radiant Life, LLC.

(3)

Smartrade Consulting, Inc. is held by Summit Trustees PLLC for the beneficial owner, Lam Ping of Hong Kong. The address of Smartrade Consulting, Inc. is 22G Tower 4, The Metropolis, 8 Mau Yip Road, Tsung Kwan Q, N. T., Hong Kong.

(4)	Mr. Dickman’s ownership includes 3,196,332 warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2024, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	7,614,557	$0.55	-

Total	7,614,557	$0.55	-

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

As of March 31, 2024, and 2023, the Company had borrowed $3,340,058 and $3,194,108, respectively, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $1,369,662, and $1,050,762 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2024 and March 31, 2023, respectively.

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

During the year ended March 31, 2024 the Company issued 281,900 warrants to the Chairman of the Board of Directors and 80,000 warrants to Radiant Life, LLC in conjunction with monies borrowed during the period (see Note 8 to the financial statements included in this report) . The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $316,756. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 3.36% and 4.29%, volatility between 86.52% and 89.11% and a dividend rate of 0%.

During the year ended March 31, 2024, the Company issued 1,106,000 warrants to Mr. Dickman, 772,275 warrants to the Chairman of the Board of Directors, and 699,754 warrants to Radiant Life, LLC in conjunction with an extension of the maturity dates during the period (see Note 8 to the financial statements included in this report) per the terms outlined above. The exercise price of these warrants was between $0.41 and $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $964,277. The inputs used in this calculation included a fair value of the underlying common stock between $0.409 and $1.049 per share, a risk-free between 3.80% and 4.01%, volatility between 84.00% and 89.07% and a dividend rate of 0%.

During the fiscal year ended March 31, 2023, the Company issued 339,749 warrants to Mr. Dickman, 719,300 warrants to the Chairman of the Board of Directors, and 699,754 warrants to Radiant Life, LLC in conjunction with an extension of the maturity dates during the period (see Note 8 to the financial statements included in this report) per the terms outlined above. The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $1,678,810. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 3.49% and 3.95%, volatility between 142.92% and 145.49% and a dividend rate of 0%.

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

As of March 31, 2024, and 2023, the Company held outstanding warrants to related parties totaling 10,843,573 and 7,903,644, respectively. 3,708,754 of these warrants have an exercise price of $0.05, 2,035,029 of these warrants have an exercise price of $0.41, 5,049,790 have an exercise price of $1.05, and 50,000 of these warrants have an exercise price of $2.00 per share. All warrants have a five-year life as of the date of grant and expire between November 2024 and February 2029.

The shares of common stock issuable upon exercise of the warrants are not registered with the Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2024, and 2023:

Fee Category	2024	2023
Audit Fees	$60,000	$58,100
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$60,000	$58,100

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

(3)	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.27	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated April 10, 2019. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547).
10.28	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.29	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated February 4, 2020(incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.30	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 8, 2020 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.31	First Amendment to the Note Payable and Line of Credit Agreement between Sundance Strategies, Inc. and Kraig Higginson, dated April 3, 2020 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.32	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.33	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated July 13, 2020 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.34	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated December 19, 2019 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)

10.35	Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated April 6, 2021 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.36	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated August 9, 2021 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.37	Promissory Note between Sundance Strategies, Inc. and Radiant Life, LLC, dated July 29, 2021 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.38	Private Placement Memorandum, effective November 5, 2022 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.39	Agreement between Sundance Strategies, Inc. and Tradability, LLC, dated January 1, 2022 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.40	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated June 5, 2023 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.41	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated February 2, 2023 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.42	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 2, 2023 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.43	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated February 2, 2023 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.44	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated February 9, 2023 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.45	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated June 12, 2023 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.46	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated June 9, 2023 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.47	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 26, 2024*
10.48	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated January 26, 2024*
10.49	Extension to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 1, 2024*
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350‡
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101 SCH	Inline XBRL Schema Document**
101 CAL	Inline XBRL Calculation Linkbase Document**
101 DEF	Inline XBRL Defindition Linkbase Document**
101 LAB	Inline XBRL Labels Linkbase Document**
101 PRE	Inline XBRL Presentation Linkbase Document**
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

‡ Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

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

SUNDANCE STRATEGIES, INC.

Date: July 1, 2024	By:	/s/ Randall F. Pearson
Randall F. Pearson
President, Principal Executive Officer and Principal Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Kraig T. Higginson	Chairman of the Board of Directors	July 1, 2024
Kraig T. Higginson

/s/ Randall F. Pearson	President (Principal Executive Officer),	July 1, 2024
Randall F. Pearson	Director and Principal Financial Officer

/s/ Glenn S. Dickman	Director	July 1, 2024
Glenn S. Dickman

/s/ Stephen E. Quesenberry	Director	July 1, 2024
Stephen E. Quesenberry

