Form 10-Q
period 2024-06-30
Sundance Strategies, Inc.
filed 2024-08-13
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 13, 2024, the registrant had 43,063,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,
	2024	March 31,
	(UNAUDITED)	2024

ASSETS
Current Assets
Cash and cash equivalents	$185,259	$329,860
Prepaid expenses and other assets	5,520	9,075

Total Current Assets	190,779	338,935

Total Current Assets	$190,779	$338,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$452,604	$447,862
Accrued expenses	377,987	433,201
Current portion of notes payable	-	300,000
Current portion of notes payable, related parties	50,000	50,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	1,280,591	1,631,063

Long-Term Liabilities
Accrued expenses	1,516,484	1,357,739
Notes payable	300,000	-
Notes payable, related parties, net of current portion, net of debt discount	3,290,058	3,290,058
	-	-

Total Long-Term Liabilities	5,106,542	4,647,797

Total Liabilities	6,387,133	6,278,860

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 42,438,441 shares issued and outstanding as of June, 30 2024; and 42,258,441 shares issued and outstanding as of March, 31 2024	42,439	42,259
Additional paid-in capital	31,094,502	30,914,682
Accumulated deficit	(37,333,295)	(36,896,866)

Total Stockholders’ Deficit	(6,196,354)	(5,939,925)

Total Liabilities and Stockholders’ Deficit	$190,779	$338,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,
	2024	2023

Income from Investments	$-	$-

General and Administrative Expenses	193,107	131,299

Loss from Operations	(193,107)	(131,299)

Other Income (Expense)
Loss on extinguishment of debt	-	(398,920)
Gain on settlement of liabilities	-	290,000
Interest expense	(88,322)	(97,973)
Financing expense	(155,000)	-

Total Other Income (Expense)	(243,322)	(206,893)

Loss Before Income Taxes	(436,429)	(338,192)
Income Tax Provision (Benefit)	-	-

Net Loss	$(436,429)	$(338,192)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	42,282,245	41,408,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended June 30, 2024 and 2023

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2023	41,408,441	$41,409	$28,986,558	$(35,061,875)	$(6,033,908)

Warrants issued in connection with debt issuances	-	-	73,712	-	73,712

Warrants issued in connection to extinguishment of debt	-	-	398,920	-	398,920

Net loss	-	-	-	(338,192)	(338,192)

Balance, June 30, 2023	41,408,441	$41,409	$29,459,190	$(35,400,067)	$(5,899,468)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2024	42,258,441	$42,259	$30,914,682	$(36,896,866)	$(5,939,925)

Common stock and warrants issued for cash	180,000	180	179,820	-	180,000

Net loss	-	-	-	(436,429)	(436,429)

Balance, June 30, 2024	42,438,441	$42,439	$31,094,502	$(37,333,295)	$(6,196,354)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(UNAUDITED)

	Three Months Ended June 30,
	2024	2023

Operating Activities

Net Loss	$(436,429)	$(338,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	-	398,920
Gain on settlement of liabilities	-	(290,000)
Amortization of debt discount	-	15,765
Changes in operating assets and liabilities
Prepaid expenses and other assets	3,555	3,555
Accounts payable	4,742	1,339
Accrued expenses	103,531	102,181

Net Cash used in Operating Activities	(324,601)	(106,432)

Financing Activities

Proceeds from issuance of common stock and warrants	180,000	-
Proceeds from issuance of notes payable, related party	-	111,950

Net Cash provided by Financing Activities	180,000	111,950

Net Change in Cash and Cash Equivalents	(144,601)	5,518
Cash and Cash Equivalents at Beginning of Period	329,860	553

Cash and Cash Equivalents at End of Period	$185,259	$6,071

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Issued warrants as debt issuance costs	$-	$73,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2024

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which was filed with the SEC on July 1, 2024. The results from operations for the three-month period ended June 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2025. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders’ equity, and cash flows at June 30, 2024 and for all periods presented herein have been made.

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

The Company has developed an additional business offering working closely with bond placement agents and aggregators to establish various aspects of a proprietary, investment grade bond offering. In this arrangement, the Company participates as the sole originator in the role of structuring and advising on the structure of the proprietary bond instrument. Included in the role of structuring financial assets, the Company uses proprietary analytics to establish the makeup of the rated instrument, including but not limited to, life settlement assets (life insurance policies) and managed cash, and implements a process of selective assembly of the underlying assets and cash management that will meet the policy requirements and analytics. The Company provides current and ongoing resources for all analytics, as well as advisement support for the investment and non-investment grade ratings for the managed asset pool and the managed cash accounts. In its advisory role, the Company is reimbursed for all expenses associated with the structuring and preparation of any bond offering, will receive an advisory payment upon the closing of any bond offering, and then will hold residual rights on the balance of assets once the bond is retired.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 2 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K, except as discussed below.

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three months ended June 30, 2024, or 2023, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of June 30, 2024, and 2023, are comprised of warrants convertible into 13,403,573 and 10,170,544 shares of common stock, respectively.

New Accounting Pronouncements

Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties, and the issuance of notes payable and convertible debentures. As of June 30, 2024, the Company had $185,259 of cash assets, compared to $329,860 as of March 31, 2024. As of June 30, 2024, the Company had access to draw an additional $4,265,942 on the notes payable, related party (see Note 5) and $3,000,000 on the Convertible Debenture Agreement (See Note 6). For the three months ended June 30, 2024, the Company’s average monthly operating expenses were approximately $67,000, which includes salaries of the Company’s employee, consulting agreements and contract labor, general and administrative expenses, and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $155,000 and $0 were incurred during the three months ended June 30, 2024, and 2023, respectively. As management continues to explore additional financing alternatives, beginning July 1, 2024, the Company is expected to spend up to an additional $300,000 on these efforts. Outstanding Accounts Payable as of June 30, 2024, totaled $452,604. Management has concluded that its existing capital resources and availability under its existing debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements, or through August 2025. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the three months ended June 30, 2024, and 2023.

The Company issues warrants from time to time (see Note 7), which fair value is calculated using Level 3 inputs.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the notes payable and convertible debenture approximate the fair values as the interest rate approximates market interest rates.

(4) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due April 6, 2023. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note, which are now expired. Since the original note date, the unsecured promissory note with Satco International, Ltd. has been amended through a series of amendments to extend the due date from April 6, 2023 to August 31, 2024, or at the immediate time when alternative financing or other proceeds are received. Subsequent to quarter end, this unsecured promissory note was extended to have a due date of August 31, 2025. These extensions have no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see Note 6). As of June 30, 2024, accrued interest on the note totaled $77,655.

(5) NOTES PAYABLE, RELATED PARTY

As of June 30, 2024, and March 31, 2024, the Company had borrowed $3,340,058, excluding accrued interest, from related parties. Short-term accrued interest associated with the Notes Payable, Related Parties and Promissory Notes, Related Parties, of $13,172 and $11,925 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2024, and March 31, 2024, respectively. Long-term accrued interest associated with the Notes Payable, Related Parties, and Promissory Notes, Related Parties, of $1,516,484 and $1,357,738 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2024, and March 31, 2024, respectively.

Related Party Promissory Notes

As of both June 30, 2024, and March 31, 2024, the Company owed $826,000, exclusive of accrued interest, under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. On January 26, 2024, as per the provision outlined in Note 7, Mr. Dickman agreed to extend the unsecured promissory note to November 30, 2025. The Company agreed to provide Mr. Dickman with warrants to purchase 563,000 shares of common stock (see Note 8). During the three months ended June 30, 2024, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of June 30, 2024, accrued interest on the notes totaled $428,516. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time. The total number of warrants issued to the related party lender was 3,196,332 as of June 30, 2024 (See Note 7 for further details on these warrants).

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC. The promissory note bears interest at a rate of 8% annually and was amended on June 12, 2023, to be due on July 29, 2024. As of June 30, 2024, accrued interest on the note totaled $13,172. Subsequent to quarter end, the company fully repaid the principal and interest due on this note, totaling $63,200.

Related Party Note Payable and Line of Credit Agreements

As of June 30, 2024, and March 31, 2024, the Company owed $1,304,550, exclusive of accrued interest, under the note payable and line of credit agreement with Kraig T. Higginson, Chairman of the Board of Directors and a stockholder. As of June 30, 2024, the agreement allowed for borrowings of up to $4,600,000. The note payable has a due date of the principal and interest on the note of November 30, 2025, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum. During the three months ended June 30, 2024, the Company did not borrow and made no repayments of principal on this agreement. As of June 30, 2024, accrued interest on this note totaled $427,754. The total number of warrants issued to the related party lender was 4,418,225 as of June 30, 2024 (see Note 7 for further details on these warrants).

As of June 30, 2024, and March 31, 2024, the Company owed $1,159,508, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The note payable has a due date of the principal and interest on the note of November 30, 2025, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the three months ended June 30, 2024, the Company did not borrow and made no repayments of principal on this agreement. As of June 30, 2024, accrued interest on this agreement totaled $582,558. The total number of warrants issued to the related party lender was 3,229,016 as of June 30, 2024 (see Note 7 for further details on these warrants).

As of June 30, 2024, there was no unamortized debt discount on related party notes payable.

(6) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to November 30, 2024. As of June 30, 2024, and March 31, 2024, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2024, and March 31, 2024.

(7) STOCKHOLDERS’ EQUITY

Common Stock

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the common shares outstanding. The total number of common shares canceled/retired was 8,000,000, of which 6,000,000 shares were owned by a related party to the Company. The total liability related to the repurchase of these shares is $400,000, with repayment to the related party stockholders contingent on a major financing event. $300,000 of the $400,000 liability is due to a related party.

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

Between June 18, 2024, and June 21, 2024, the Company received subscription agreements from six separate investors, for 180,000 shares of common stock in conjunction with a purchase of 360,000 warrants to purchase shares of common stock. The proceeds from these transactions were $180,000.

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

During the three months ended June 30, 2024, the Company issued no new warrants to the Chairman of the Board of Directors, Radiant Life, LLC or Mr. Dickman in conjunction with an extension of the maturity dates during the period per the terms outlined above.

Between June 18, 2024 and June 21, 2024, the Company issued 360,000 warrants to equity investors, which vested immediately and expire 5 years from the date of issuance, in conjunction with a purchase of 180,000 shares of the Company’s common stock. The exercise price of these warrants was $0.35.

During the three months ended June 30, 2024, 1,000,000 warrants that had been previously issued expired. These warrants had an exercise price of $1.00 and were issued in 2021 in association with the unsecured promissory note agreement that the Company has in place with Satco International.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at March 31, 2024	14,043,573	0.75
Granted to investors for cash	360,000	0.35
Expired	(1,000,000)	1.00
Outstanding at June 30, 2024	13,403,573	0.72
Exercisable at June 30, 2024	13,403,573	0.72

The following table summarizes the warrants issued and outstanding as of June 30, 2024:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	3,708,754	3,708,754	0.95	$185,439
0.35	2,060,000	2,060,000	4.38	721,000
0.41	2,035,029	2,035,029	4.58	834,362
1.05	5,049,790	5,049,790	3.24	5,302,280
2.00	50,000	50,000	2.09	100,000
5.00	500,000	500,000	2.57	2,500,000
	13,403,573	13,403,573		$9,643,081

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(8) SUBSEQUENT EVENTS

Between July 2, 2024, and July 10, 2024, the Company issued an additional 625,000 shares of stock and 1,250,000 warrants to two separate investors for cash of $625,000.

On July 5, 2024, the Company paid $200,000 towards lines of credit with Radiant Life, LLC. This $200,000 paid the principal balance on the unsecured promissory note and the accrued interest, with all other funds being applied to accrued interest associated with the note payable and lines of credit with Radiant Life, LLC (see Note 5). The unsecured promissory note with Radiant Life, LLC was then closed. Immediately after the payment was applied, the Company owed $1,159,508 in principal and $447,548 in interest is association with notes payable and lines of credit with Radiant Life, LLC.

On July 19, 2024, the Company negotiated with Satco International, Ltd. to extend the due date of the unsecured promissory note. The due date was extended to August 31, 2025, with all other aspects of the unsecured promissory note remaining as disclosed in Note 4.

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

The Company has developed an additional business offering working closely with bond placement agents and aggregators to establish various aspects of a proprietary, investment grade bond offering. In this arrangement, we participate as the sole originator in the role of structuring and advising on the structure of the proprietary bond instrument. Included in the role of structuring financial assets, we use proprietary analytics to establish the makeup of the rated instrument, including but not limited to, life settlement assets (life insurance policies) and managed cash, and implement a process of selective assembly of the underlying assets and cash management that will meet the policy requirements and analytics. We provide current and ongoing resources for all analytics, as well as advisement support for the investment and non-investment grade ratings for the managed asset pool and the managed cash accounts. In our advisory role, we are reimbursed for all expenses associated with the structuring and preparation of any bond offering, will receive an advisory payment upon the closing of any bond offering, and then will hold residual rights on the balance of assets once the bond is retired.

Results of Operations

Three-Months Ended June 30, 2024, Compared with Three-Months Ended June 30, 2023

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the three months ended June 30, 2024, or 2023.

General & Administrative Expenses

General and administrative expenses totaled $193,107, and $131,299 during the three months ended June 30, 2024, and 2023, respectively. A significant portion of these expenses were professional fees and payroll costs. The increase in general and administrative expenses is a result of increased professional fees.

Other Income and Expenses

During the three months ended June 30, 2023, we recognized $398,920, as a loss on extinguishment of debt in conjunction with related party debt.

During the three months ended June 30, 2023, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $290,000. This gain was recorded as a gain on settlement of liabilities.

During the three months ended June 30, 2024, and 2023, interest expense accrued in the amount of $88,322 and $97,973, respectively. The decrease in interest expense was a result of no amortized debt discounts recognized during the three months ended June 30, 2024.

During the three months ended June 30, 2024, other expenses related to pursuing potential financing alternatives were $155,000. These expenses are related to additional consultant fees in pursuit of bonds.

Income Taxes

During the three months ended June 30, 2024, and 2023, the Company recorded net loss before income taxes of $436,429, and $338,192, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of June 30, 2024, we had $185,259 of cash, compared to $329,860 as of March 31, 2024. As of June 30, 2024, the Company had access to draw an additional $4,265,942 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $67,000, which includes salaries of our employee, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of June 30, 2024, totaled $452,604, and other accrued liabilities totaled $1,894,471. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through August 2025.

Debt

At June 30, 2024, we owed $5,293,938, including accrued interest, for debt obligations. We owed $3,340,058 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of June 30, 2024, one note payable had a principal balance of $50,000 which was completely paid subsequent to quarter end, and a line-of-credit to that same third party had a balance of $1,159,508 due on November 30, 2025, or when the Company completes a successful equity raise, at which time principal and interest is due in full. A line-of-credit to a second third party had a principal balance of $1,304,550 and is currently extended due on November 30, 2025. As of June 30, 2024, unsecured promissory notes had principal balances totaling $826,000 and are due on November 30, 2025. The convertible debenture agreement, which has no principal balance due as of June 30, 2024, is open through November 30, 2024. As of August 12, 2024, there was $4,265,942 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

Critical Accounting Policies and Estimates

See Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which was filed with the SEC on July 1, 2024.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2024, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended June 30, 2024, to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended June 30, 2024.

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

* Previously filed as an Exhibit to the registrant’s Annual Report on form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission on July 1, 2024, and incorporated by reference herein.

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

SUNDANCE STRATEGIES, INC.

Date: August 12, 2024	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

