Form 10-Q
period 2024-12-31
Sundance Strategies, Inc.
filed 2025-02-14
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

As of February 13, 2025, the registrant had 43,063,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2024	2024
	(UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$259,620	$329,860
Prepaid expenses and other assets	13,650	9,075

Total Current Assets	273,270	338,935

Total Assets	$273,270	$338,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$437,360	$447,862
Accrued expenses	1,345,301	433,201
Current portion of notes payable	300,000	300,000
Current portion of notes payable, related parties	1,985,508	50,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	4,468,169	1,631,063

Long-Term Liabilities
Accrued expenses	601,301	1,357,739
Notes payable, related parties, net of current portion	1,304,550	3,290,058
		-

Total Long-Term Liabilities	1,905,851	4,647,797

Total Liabilities	6,374,020	6,278,860

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 43,063,441 shares issued and outstanding as of December, 31 2024; and 42,258,441 shares issued and oustanding as of March, 31 2024	43,064	42,259
Additional paid-in capital	31,718,877	30,914,682
Accumulated deficit	(37,862,691)	(36,896,866)

Total Stockholders’ Deficit	(6,100,750)	(5,939,925)

Total Liabilities and Stockholders’ Deficit	$273,270	$338,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Income from Investments	$-	$-	$-	$-

General and Administrative Expenses	143,513	147,842	503,457	371,839

Loss from Operations	(143,513)	(147,842)	(503,457)	(371,839)

Other Income (Expense)
Loss on extinguishment of debt	-	-	-	(398,920)
Gain on settlement of liabilities	-	-	-	290,000
Interest expense	(87,480)	(110,221)	(262,368)	(316,480)
Financing expense	(30,000)	(105,000)	(200,000)	(105,000)

Total Other Income (Expense)	(117,480)	(215,221)	(462,368)	(530,400)

Loss Before Income Taxes	(260,993)	(363,063)	(965,825)	(902,239)
Income Tax Provision (Benefit)	-	-	-	-

Net Loss	$(260,993)	$(363,063)	$(965,825)	$(902,239)

Loss per share:
Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	43,063,441	42,237,245	42,702,932	41,693,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended December 31, 2024 and 2023

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2023	41,408,441	$41,409	$28,986,558	$(35,061,875)	$(6,033,908)

Warrants issued in connection with debt issuances	-	-	73,712	-	73,712

Warrants issued in connection to extinguishment of debt	-	-	398,920	-	398,920

Net loss	-	-	-	(338,192)	(338,192)

Balance, June 30, 2023	41,408,441	$41,409	$29,459,190	$(35,400,067)	$(5,899,468)

Common stock and warrants issued for cash	200,000	200	199,800	-	200,000

Warrants issued in connection with debt issuances	-	-	40,985	-	40,985

Net loss	-	-	-	(200,984)	(200,984)

Balance, September 30, 2023	41,608,441	$41,609	$29,699,975	$(35,601,051)	$(5,859,467)

Common stock and warrants issued for cash	650,000	650	649,350	-	650,000

Net loss	-	-	-	(363,063)	(363,063)

Balance, December 31, 2023	42,258,441	$42,259	$30,349,325	$(35,964,114)	$(5,572,530)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2024	42,258,441	$42,259	$30,914,682	$(36,896,866)	$(5,939,925)

Common stock and warrants issued for cash	180,000	180	179,820	-	180,000

Net loss	-	-	-	(436,429)	(436,429)

Balance, June 30, 2024	42,438,441	$42,439	$31,094,502	$(37,333,295)	$(6,196,354)

Common stock and warrants issued for cash	625,000	625	624,375	-	625,000

Net loss	-	-	-	(268,403)	(268,403)

Balance, September 30, 2024	43,063,441	$43,064	$31,718,877	$(37,601,698)	$(5,839,757)

Net loss	-	-	-	(260,993)	(260,993)

Balance, December 31, 2024	43,063,441	$43,064	$31,718,877	$(37,862,691)	$(6,100,750)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Nine Months Ended December 31,
	2024	2023

Operating Activities

Net Loss	$(965,825)	$(902,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	-	398,920
Gain on settlement of liabilities	-	(290,000)
Amortization of debt discount	-	60,844
Prepaid expenses and other assets	(4,575)	(4,335)
Accounts payable	(10,502)	16
Accrued expenses	155,662	296,531

Net Cash used in Operating Activities	(825,240)	(440,263)

Financing Activities

Proceeds from issuance of common stock and warrants	805,000	850,000
Proceeds from issuance of notes payable, related party	-	180,950
Repayment of notes payable, related party	(50,000)	(35,000)

Net Cash provided by Financing Activities	755,000	995,950

Net Change in Cash and Cash Equivalents	(70,240)	555,687
Cash and Cash Equivalents at Beginning of Period	329,860	553

Cash and Cash Equivalents at End of Period	$259,620	$556,240

Supplemental disclosure of cash flow information:
Cash paid for interest	$150,000	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Issued warrants as debt issuance costs	$-	$114,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2024

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which was filed with the SEC on July 1, 2024. The results from operations for the three- and nine-month period ended December 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2025. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders’ equity, and cash flows at December 31, 2024, and for all periods presented herein have been made.

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

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three- and nine-months ended December 31, 2024, or 2023, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of December 31, 2024, and 2023, are comprised of warrants convertible into 14,203,573 and 12,008,544 shares of common stock, respectively.

New Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties, and the issuance of notes payable and convertible debentures. As of December 31, 2024, the Company had $259,620 of cash assets, compared to $329,860 as of March 31, 2024. As of December 31, 2024, the Company had access to draw an additional $4,265,942 on the notes payable, related party (see Note 5) and $3,000,000 on the Convertible Debenture Agreement (See Note 6). For the nine months ended December 31, 2024, the Company’s average monthly operating expenses were approximately $56,000, which includes salaries of the Company’s employee, consulting agreements and contract labor, general and administrative expenses, and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $200,000 and $105,000 were incurred during the nine months ended December 31, 2024, and 2023, respectively. As management continues to explore additional financing alternatives, beginning January 1, 2025, the Company is expected to spend up to an additional $300,000 on these efforts. Outstanding Accounts Payable as of December 31, 2024, totaled $437,360. Management has concluded that its existing capital resources and availability under its existing debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements, or through February 2026. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the nine months ended December 31, 2024, and 2023.

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

(4) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due April 6, 2023. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note, which are now expired. Since the original note date, the unsecured promissory note with Satco International, Ltd. has been amended through a series of amendments to extend the due date from April 6, 2023, to August 31, 2025 (see note 8), or at the immediate time when alternative financing or other proceeds are received. These extensions have no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see Note 6). As of December 31, 2024, accrued interest on the note totaled $89,753.

(5) NOTES PAYABLE, RELATED PARTY

As of December 31, 2024, and March 31, 2024, the Company had borrowed $3,290,058, and $3,340,058, respectively, excluding accrued interest, from related parties. Short-term accrued interest associated with the Notes Payable, Related Parties and Promissory Notes, Related Parties, of $986,871 and $11,925 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2024, and March 31, 2024, respectively. Long-term accrued interest associated with the Notes Payable, Related Parties, and Promissory Notes, Related Parties, of $477,077 and $1,357,738 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2024, and March 31, 2024, respectively.

Related Party Promissory Notes

As of both December 31, 2024, and March 31, 2024, the Company owed $826,000, exclusive of accrued interest, under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. On January 26, 2024, as per the provision outlined in Note 7, Mr. Dickman agreed to extend the unsecured promissory note to November 30, 2025. The Company agreed to provide Mr. Dickman with warrants to purchase 563,000 shares of common stock (see Note 8). During the nine months ended December 31, 2024, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of December 31, 2024, accrued interest on the notes totaled $479,120. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time. The total number of warrants issued to the related party lender was 3,196,332 as of December 31, 2024 (See Note 7 for further details on these warrants).

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC. The promissory note bore interest at a rate of 8% annually. After a series of amendments, on July 2, 2024, the company fully repaid the principal and interest due on this note, totaling $63,200.

Related Party Note Payable and Line of Credit Agreements

As of December 31, 2024, and March 31, 2024, the Company owed $1,304,550, exclusive of accrued interest, under the note payable and line of credit agreement with Kraig T. Higginson, Chairman of the Board of Directors and a stockholder. As of December 31, 2024, the agreement allowed for borrowings of up to $4,600,000. After an extension on the due date of this note payable subsequent to quarter end (see note 8) the note payable has a due date of the principal and interest on the note of November 30, 2026, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum. During the nine months ended December 31, 2024, the Company did not borrow and made no repayments of principal on this agreement. As of December 31, 2024, accrued interest on this note totaled $477,077. The total number of warrants issued to the related party lender was 4,418,225 as of December 31, 2024 (see Note 7 for further details on these warrants).

As of December 31, 2024, and March 31, 2024, the Company owed $1,159,508, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The note payable has a due date of the principal and interest on the note of November 30, 2025, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the nine months ended December 31, 2024, the Company did not borrow and made no repayments of principal on this agreement. As of December 31, 2024, accrued interest on this agreement totaled $507,751. The total number of warrants issued to the related party lender was 3,229,016 as of December 31, 2024 (see Note 7 for further details on these warrants).

As of December 31, 2024, there was no unamortized debt discount on related party notes payable.

(6) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2026. As of December 31, 2024, and March 31, 2024, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2024, and March 31, 2024.

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

During the nine months ended December 31, 2024, the Company issued no new warrants to the Chairman of the Board of Directors, Radiant Life, LLC or Mr. Dickman in conjunction with an extension of the maturity dates during the period per the terms outlined above (see note 8).

Between June 18, 2024, and July 10, 2024, the Company issued 1,610,000 warrants to equity investors, which vested immediately and expire 5 years from the date of issuance, in conjunction with a purchase of 805,000 shares of the Company’s common stock. The exercise price of these warrants was $0.35.

During the nine months ended December 31, 2024, 1,450,000 warrants that had been previously issued expired. Of these warrants, 1,000,000 had an exercise price of $1.00 and were issued in 2021 in association with the unsecured promissory note agreement that the Company has in place with Satco International, and 450,000 had an exercise price of $0.05 and were issued in 2019 in association with the extension of notes payable to Mr. Dickman.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at March 31, 2024	14,043,573	0.75
Granted to investors for cash	1,610,000	0.35
Expired	(1,450,000)	0.71
Outstanding at December 31, 2024	14,203,573	0.71
Exercisable at December 31, 2024	14,203,573	0.71

The following table summarizes the warrants issued and outstanding as of December 31, 2024:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	3,258,754	3,258,754	0.53	$162,939
0.35	3,310,000	3,310,000	4.12	1,158,500
0.41	2,035,029	2,035,029	4.08	1,467,627
1.05	5,049,790	5,049,790	2.73	5,302,280
2.00	50,000	50,000	1.59	100,000
5.00	500,000	500,000	2.07	2,500,000
	14,203,573	14,203,573		$10,691,346

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(8) SUBSEQUENT EVENTS

On January 3, 2025, the Company agreed to amend the 8% convertible debenture agreement with Satco International, Ltd. (see Note 4) to extend the due date and conversion rights from November 30, 2024 to August 31, 2026.

Between January 7, 2025, and February 3, 2025, 1,252,000 warrants that had been previously issued expired. Of these warrants, 500,000 were issued in 2020 in association with the extension of notes payable to the Chairman of the Board of Directors and had an exercise price of $0.05 and 752,000 were issued in 2020 in association with monies borrowed on notes payable to Mr. Dickman and had an exercise price of $0.05.

On January 26, 2025, the Company negotiated with the Chairman of the Board of Directors to extend the due date of the notes payable and line of credit to November 30, 2026. In conjunction with this note extension the Company issued 1,544,550 warrants to the Chairman of the Board of Directors (see Note 4). The exercise price of these warrants was $0.41.

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

Results of Operations

Three-Months Ended December 31, 2024, Compared with Three-Months Ended December 31, 2023

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the three months ended December 31, 2024, or 2023.

General & Administrative Expenses

General and administrative expenses totaled $143,513, and $147,842 during the three months ended December 31, 2024, and 2023, respectively. A significant portion of these expenses were professional fees and payroll costs.

Other Income and Expenses

During the three months ended December 31, 2024, and 2023, interest expense accrued in the amount of $87,480 and $110,221, respectively. The decrease in interest expense was a result of no amortized debt discounts recognized during the three months ended December 31, 2024, and reduction in principal balance.

During the three months ended December 31, 2024, and 2023, other expenses related to pursuing potential financing alternatives were $30,000, and $105,000, respectively. These expenses are related to additional consultant fees in pursuit of bonds.

Income Taxes

During the three months ended December 31, 2024, and 2023, the Company recorded net loss before income taxes of $290,993, and $363,063, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Nine Months Ended December 31, 2024, Compared with Nine Months Ended December 31, 2023

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the nine months ended June 30, 2024, or 2023.

General & Administrative Expenses

General and administrative expenses totaled $503,457, and $371,839 during the nine months ended December 31, 2024, and 2023, respectively. A significant portion of these expenses were professional fees and payroll costs. The increase in general and administrative expenses is a result of increased professional fees.

Other Income and Expenses

During the nine months ended December 31, 2023, we recognized $398,920, as a loss on extinguishment of debt in conjunction with related party debt.

During the nine months ended December 31, 2023, we negotiated a settlement to reduce our outstanding accounts payable to one of our vendors by $290,000. This gain was recorded as a gain on settlement of liabilities.

During the nine months ended December 31, 2024, and 2023, interest expense accrued in the amount of $262,368 and $316,480, respectively. The decrease in interest expense was a result of no amortized debt discounts recognized during the nine months ended December 31, 2024, and reduction in principal balance.

During the nine months ended December 31, 2024, and 2023, other expenses related to pursuing potential financing alternatives were $200,000, and $105,000, respectively. These expenses are related to additional consultant fees in pursuit of bonds.

Income Taxes

During the nine months ended December 31, 2024, and 2023, the Company recorded net loss before income taxes of $965,825, and $902,239, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of December 31, 2024, we had $259,620 of cash, compared to $329,860 as of March 31, 2024. As of December 31, 2024, the Company had access to draw an additional $4,265,942 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $56,000, which includes salaries of our employee, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of December 31, 2024, totaled $437,360, and other accrued liabilities totaled $1,946,602. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through February 2026.

Debt

At December 31, 2024, we owed $5,267,984, including accrued interest, for debt obligations. We owed $3,290,058 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of December 31, 2024, a line-of-credit to a third party had a balance of $1,159,508 due on November 30, 2025, or when the Company completes a successful equity raise, at which time principal and interest is due in full. A line-of-credit to a second third party had a principal balance of $1,304,550 and is currently extended due on November 30, 2026. As of December 31, 2024, unsecured promissory notes had principal balances totaling $826,000 and are due on November 30, 2025. The convertible debenture agreement, which has no principal balance due as of December 31, 2024, is open through August 31, 2026. As of February 13, 2025, there was $4,265,942 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

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

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective due to the lack of design and operating effectiveness of our control environment and risk assessment, control activities and monitoring activities relating to complex accounting matters relating to the valuation of equity-based compensation instruments as disclosed in Item 9A of our Form 10-K filed on June 29, 2022.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2024, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended December 31, 2024, to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended December 31, 2024.

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

SUNDANCE STRATEGIES, INC.

Date: February 14, 2025	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

