Form 10-K
period 2025-03-31
Sundance Strategies, Inc.
filed 2025-06-30
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2025, the registrant had 43,063,441 shares of common stock, par value $0.001, issued and outstanding. The aggregate market value of common shares held by non-affiliates as of September 30, 2024 (the most recent second quarter), was $15,031,021. The total number of shares of common stock beneficially owned by executives, directors, and 10% stockholders as of March 31, 2025, and September 30, 2024, is 32,507,642 and 32,665,092, respectively.

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

Forward-looking statements are predictions and not guarantees of future performance or events. Forward-looking statements are based on current industry, financial, and economic information that we have assessed but which, by its nature, is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, activity levels, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements, and we hereby qualify all our forward-looking statements by these cautionary statements.

These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act) to reflect subsequent events or circumstances, whether as the result of new information, future events, or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

PART I

Item 1. Business

Organizational Background

Java Express, Inc., was organized under the laws of the State of Nevada on December 14, 2001, for the purpose of selling coffee and other related items to the general public from retail coffee shop locations. These endeavors ceased in 2006, and it had no material business operations from 2006 until March of 2013. On March 29, 2013, the Company, its newly formed and wholly-owned subsidiary, Anew Acquisition Corp., a Utah corporation (“Merger Sub”), and ANEW LIFE, INC., a Utah corporation (“ANEW LIFE”), executed and delivered an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub merged with and into ANEW LIFE, ANEW LIFE was the surviving company under the merger and became a wholly-owned subsidiary of the Company on the closing of the merger (the “Merger”). On April 17, 2013, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to change its name from “Java Express, Inc.” to “Sundance Strategies, Inc.” Sundance Strategies, Inc. is referred to as “the Company”, “us”, or “we”.

Our Business

Our historical business model has focused on purchasing or acquiring life insurance policies and residual interests in or financial products tied to life insurance policies, including notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of insurance, life settlements, and related insurance contracts being traded in the secondary marketplace, often referred to as the “life settlements market.”

We currently do not hold life settlement or life insurance policies but, instead, previously held a contractual right to receive the net insurance benefits, or “NIBs”, from a portfolio of life insurance policies held by a third party (“the Owners” or “the Holders”). These NIBs represented an indirect, residual ownership interest in a portfolio of individual life insurance policies, and they allowed us to receive a portion of the settlement proceeds from such policies, after expenses related to the acquisition, financing, insuring and servicing of the policies underlying our NIBs have been paid.

NIBs are generally sold by an entity that holds the underlying life settlement or life insurance policies, either directly or indirectly through a subsidiary, such an entity is referred to herein as a “Holder.” A Holder, directly or through a wholly owned subsidiary, purchases life insurance policies from the insured or on the secondary market and aggregates them into a portfolio of policies. At the time of purchase, the Holder also (i) contracts with a service provider to manage the servicing of the policies until maturity, (ii) considers purchasing mortality re-insurance (“MRI”) coverage under which payments will be made to the Holder in the event the insurance policies do not mature according to actuarial life expectancies, and (iii) arranges financing to cover the initial purchase of the insurance policies, the servicing of the life insurance policies until maturity and the payment of the MRI premiums. The financing obtained by the Holder for a portfolio of life settlement or life insurance policies is secured by the insurance policies for which the financing was obtained. After a Holder purchases policies, aggregates them into a portfolio and arranges for their servicing, MRI coverage and financing, then the Holder contracts to sell NIBs related to the policies, which gives the holder of the NIBs the right to receive the proceeds from the settlement of the insurance policies after all of the expenses related to such policies have been paid. When an insurance policy underlying our NIBs comes to maturity, the insurance proceeds are first used to pay expenses associated with such policy. Once all of the expenses have been paid, the Holder will retain a small percentage of the proceeds and then will pay us for the remaining insurance proceeds.

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

During the latter part of the year ended March 31, 2021, we began working closely with bond placement agents and aggregators to establish various aspects of a proprietary, investment grade bond offering. In this arrangement, we participate as the sole originator in the role of structuring and advising on the structure of the proprietary bond instrument. Included in the role of structuring financial assets, we use proprietary analytics to establish the makeup of the rated instrument, including but not limited to life settlement assets (life insurance policies) and managed cash, and implement a process of selective assembly of the underlying assets and cash management that will meet the policy requirements and analytics. We provide current and ongoing resources for all analytics, as well as advisement support for the investment and non-investment grade ratings for the managed asset pool and the managed cash accounts. In our advisory role, we are reimbursed for all expenses associated with the structuring and preparation of any bond offering, will receive an advisory payment upon the closing of any bond offering, and then will hold residual rights on the balance of assets once the bond is retired.

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

Predictability of Future Cash Flows. Predictability of future cash flows is one of the biggest challenges facing companies engaged in the life settlements industry. If a Holder is not able to adequately predict future cash flows and does not continually have enough cash to make a policy portfolio’s premium payments, the policies in the portfolio may lapse and we may lose our right to receive the proceeds from the settlement of the policies at maturity. Prediction of future cash flow requires the use of financial models, which rely on various assumptions. These assumptions include the amount and timing of projected net cash receipts, expected maturity events, counterparty performance risk, changes to applicable regulation of the investment, shortage of funds needed to maintain the asset until maturity, changes in discount rates, life expectancy estimates and their relation to premiums, interest, and other costs incurred, among other items. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results could differ significantly from those estimates. If projections of life expectancies are wrong, Holders may be obligated to service the related insurance policies for longer than expected, thereby increasing their costs and reducing the net insurance benefit available.

Financing a portion of the purchase price. Financing a portion of the purchase price of a policy portfolio allows the Holder to leverage its investment and create a larger and diversified policy portfolio. When making an investment in a portfolio of life insurance policies, a Holder utilizes actuarial tables to determine when the policies in the portfolio can be expected to come to maturity. However, the Holder assumes the risk that the policies in the portfolio will come to maturity later than was predicted by the actuarial tables used at the time of purchase. The life expectancies provided by the actuarial tables are based on actual death rates in large populations of individuals with similar demographic characteristics. Thus, the more policies underlying a policy portfolio, the more reliable the use of actuarial tables becomes. In other words, the larger the policy portfolio, the more closely the underlying insureds would be expected to, on average, follow actuarial predictions and the lower the risk associated with future cash flows will be. Because of the general uncertainty of maturity of life insurance policies, financing for their purchase and servicing has historically been difficult to secure. The lender (the “Holders’ Lender”) has provided funding to the Holders to finance the purchase of the insurance policies. We believe there are few lenders within this market.

Mortality Re-Insurance (MRI) Coverage. Because of the uncertainty of maturity of insurance policies the Holders had, on occasion, previously contracted with an insurance provider for MRI coverage. MRI coverage typically provides guaranteed cash flow based on the expected death benefits of the pool of policies being insured calculated at the issuance of the coverage, thereby providing credit enhancement to any bank providing financing to a Holder. The term of the MRI policies is usually 15 years. Any claims paid by the MRI to the Holder must be paid back to the MRI provider out of death benefit proceeds from the pool of policies being insured when such death benefit proceeds are eventually received. This enables the Holder to receive a smoother cash flow from a pool of policies over time and avoid “lumpiness” in the cash flows that would otherwise be more pronounced in the absence of the MRI coverage. Any claim payment balances would accrue interest, typically at a spread of 250 basis points over LIBOR, to the extent they remain outstanding. The MRI coverage is obtained by paying an MRI premium, typically equal to 2% of the cumulative death benefit of the covered life insurance policies, at the outset of the coverage and, depending on the specific terms of the MRI policy, possibly an additional premium amount at a predetermined time during the effective coverage period (the “Commitment Fee”), which is typically 1% of the cumulative death benefits of the covered policies. The insurer under the MRI policy typically must approve the sale of any life insurance policies covered by the MRI policy if such sale does not result in the full repayment of any outstanding recovery amounts. It is our understanding that there is only one MRI Provider. While the MRI coverage is relatively expensive, we believe that insurance policies that MRI covers have less volatility, are more liquid and should achieve higher values for purposes of financing and secondary market sales.

Financing a policy portfolio’s premium payments gives a Holder additional cash needed to satisfy the premium obligations of its portfolio. In addition, obtaining an MRI increases the probability that the Holder will receive future cash flows in the event that the underlying insureds live longer than expected. This combination provides the Holder with sufficient liquidity to stabilize its cash position.

Life Settlement Purchasing Guidelines as an Advisor

Our objective is to advise and assist entities as they acquire life insurance policies and portfolios that will produce returns in excess of all purchase, financing, servicing and insuring costs incurred by the Holder. The guidelines we generally follow regarding the purchase of policies and portfolios include:

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

A report from the AAP Life Settlement Market Update indicated that internal rates of return for life settlement transactions conducted in 2013 were in the high teens, an attractive return at a time when fixed income and other hedge positions were delivering minimal rates of return. If certain better-financed companies make a significant effort to compete against our business or the secondary market in general, prices paid for existing portfolios of life insurance policies may rise and our ability to purchase satisfactory assets may decline. In addition, recent shrinking of the market for life settlements has resulted in fewer available pools of insurance policies. As a result, price competition for the remaining pools has increased. Our limited resources prohibit us from competing for larger pools. These factors could adversely affect our profitability by reducing our return on investment or increasing our risk.

Employees

On March 31, 2025, we had one full-time employee: Randall F. Pearson, our President.

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

Item 1A. Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Any of these risks could harm our business. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to other information contained in this Form 10-K, including our consolidated financial statements and related notes.

Summary of Risk Factors

Our business is subject to several risks and uncertainties, including those described at length in the Risk Factors section below. We consider the following to be our most material risks:

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

We have historically used substantial amounts of cash in operating activities. To date, our operations have not generated sufficient cash flow to fund our operations, and we have relied on cash provided by financing activities, including amounts received under notes payable and lines-of-credit with related parties. Our default under these obligations may also limit our ability to obtain future financing from related or third parties.

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

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There may be substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements for the fiscal year ended March 31, 2025 do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the balance sheets.

Our inability to access capital may limit our ability to adequately fund our operations and continue as a going concern. Management plans to address these conditions through (i) continued pursuit of private placements and debt financing, (ii) cost management initiatives to reduce G&A expenses, and (iii) negotiating extensions on related-party credit lines. The Company believes these actions will provide sufficient liquidity to meet operational needs for the next 12 months, although uncertainty remains. Absent additional financing, we will not have the resources to execute our business plan and continue as a going concern beyond 12 months.

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

Our life expectancy actuarial results related to smaller portfolios may not be as reliable as they would be if the underlying portfolios were larger. We understand that Standard & Poor’s has stated that at least 1,000 lives are required to achieve actuarial stability, while A.M. Best concluded that at least 300 lives are necessary. Having fewer lives in a policy portfolio can cause the overall performance of such portfolio to be unduly influenced by a relatively small number of “outliers” where the assets perform better or worse than expected. The industry has sought to mitigate this risk by obtaining MRI coverage, which has the effect of accelerating cash flows in cases where the assets underperform and reducing the volatility normally associated with a portfolio with fewer lives.

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

The legality and merit of “investor-initiated” or “stranger-originated” life insurance products have been questioned by members of the insurance industry, including by many life insurance companies and insurance regulators. For example, the New York Department of Insurance issued a General Counsel’s opinion in 2005 concluding that a premium finance program that was coupled with the right of the policy owner to put the financed insurance policy to a third party violated New York’s insurable interest statute and may also constitute a violation of New York State’s prohibition against premium rebates/free insurance. More recently, many states have enacted laws expressly defining and prohibiting stranger-originated life insurance (“STOLI”) practices, which in general involve the issuance of life insurance policies as part of or in connection with a practice or plan to initiate life insurance policies for the benefit of a third-party investor who, at the time of the policy issuance, lacks a valid insurable interest in the life of the insured. Under these laws, certain premium finance loan structures are treated as life settlements and, accordingly, may not be entered into at the time of policy issuance and for a two or five-year period, thereafter, depending on the state. Certain court decisions over the past few years may also increase concerns with premium-financed policies. In 2011, the Delaware Supreme Court stated in PHL Variable Insurance Company v. Price Dawe 2006 Insurance Trust that the key focus in insurable interest cases is who paid the premiums. While the decision was not issued in connection with a premium financed policy, investors were concerned with how the court would apply such reasoning to premium financed policies. This concern was alleviated in the 2012 Delaware District Court case of Principal Life Insurance Company v. Lawrence Rucker 2007 Insurance Trust that concluded that “an insured’s ability to procure a policy is not limited to paying the premiums with his own funds; borrowing money with an obligation to repay would also qualify as an insured procuring a policy.”

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

There are risks that policies may be procured based on fraud or misrepresentation in connection with the application for the policy. Types of fraud that have enabled carriers to rescind or void the related policies successfully include, among others, misrepresentations concerning an insured’s financial net worth and/or income, need for and purpose of the life insurance protection, medical history and current physical condition, including age and whether the insured is a smoker. Such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans or other structured programs. In particular, there is a significant risk that applicants and potential insureds may not answer truthfully or completely questions related to whether the life insurance policy premiums will be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of the life insurance policy. Such risk may be further increased to the extent life insurance agents communicate to applicants and potential insureds regarding potential premium finance arrangements or profits to be made on policies that will be sold after the contestability period. If an insured has made any material misrepresentation on his/her application for life insurance, there is a heightened risk that the insurance company will contest or successfully rescind or void the related policy, although an issuing insurance company may not be able to raise such claims after the expiration of the contestability period. There has been significant litigation regarding whether or not a policy can be contested for fraud after the expiration of the contestability period. Florida, California and New York have concluded that a carrier may not contest a policy after the contestability period. New Jersey and Delaware have allowed such contests by the carriers. Even if such fraud in the application could not serve as a basis to challenge a policy because the contestability period has expired, it may be raised as evidence that the policy was provided as part of a STOLI arrangement. Furthermore, such misrepresentations can adversely affect the actuarial value of the death benefit under the related life insurance policies.

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

The Holder may have to rely on a third-party servicer to track an insured, especially if states continue to adopt laws that would limit the ability of a person other than a licensed life settlement provider or its authorized representative to contact insureds for tracking purposes and the servicer may lose contact with such insured. For example, the insured may move and not notify the servicer or any other third party that has authority to contact the insured. The servicer attempts to maintain contact information for the insured and/or one or more close family friends or relatives whenever possible so it can maintain contact with the insured. Additionally, the servicer subscribes to various databases that use public records and other information to track individuals. The servicer also subscribes to death notification services which use Social Security and public records information to notify the servicer if an insured has passed away so that it can begin the process of obtaining a death certificate and arranging for the payout of the policy. Changes to the Social Security Administration’s Death Master File have resulted in the elimination of many state records that were previously included in the Death Master File. The number of new records being added to the Death Master File has been reduced by approximately 40%. Thus, it has become necessary to enhance alternative methods for learning of an insured’s death. On average, it now takes longer to learn about an insured’s death as compared to periods prior to the changes in the Death Master File.

Despite these various tracking methods, it is still possible for the Holder to lose contact with an insured, making any additional updates of the insured’s medical condition impossible. There can also be no assurance that the Holder will learn of an insured’s death on a timely basis. Delays in receiving insurance proceeds result in a decrease in the death benefit.

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

The market for our common stock has been limited due to, among other factors, low public float of our common stock, low trading volume and the small number of brokerage firms acting as market makers. There were 18,741,922  shares of our common stock held by non-affiliates as of March 31, 2025. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to.

An active trading market for shares of our common stock may never develop or be sustained. If no trading market develops, securities analysts may not initiate or maintain research coverage of our company, which could further depress the demand for our common stock. As a result, investors may be unable to sell their shares of our common stock when they want to sell. The limited market for our shares may also impair our ability to raise capital by selling additional shares and our ability to acquire other companies or technologies by using our common stock as consideration. The following may result in short-term or long-term negative pressure on the trading price of our shares, among other factors:

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

The stock market has occasionally experienced extreme price and volume fluctuations unrelated to particular companies’ operating performance.

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

Members of our management team and three stockholders together beneficially own approximately 65% of our outstanding common stock. This percentage of stock ownership is significant in that it could carry any vote on any matter requiring stockholder approval, including the subsequent election of directors, who in turn appoint all officers. As a result, these persons control the Company, regardless of the vote of other stockholders. As a result, other stockholders may not have an effective voice in our affairs.

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 43,063,441  shares of our common stock that were outstanding as of March 31, 2025, 225,000 of such shares are subject to leak-out agreements. Pursuant to such agreements, each of these stockholder’s common stock can only be sold in an amount equal to 0.25% (1/4%) of our outstanding securities (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the four quarterly periods beginning on January 1, 2017; 0.01 (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”). Notwithstanding the foregoing, any stockholder subject to a lock-up/leak-out agreement that owns less than 100,000 shares of common stock that are covered thereby, is allowed to sell such stockholder’s common stock. Our remaining outstanding shares are mostly freely tradable under Rule 144 and certain limitations on the number of shares that can be sold quarterly by “affiliates” of the Company as defined under the Securities Act. Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock. See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Part II, Item 5, below for further information. Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

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

Governance

Our Board of Directors provides oversight of our cybersecurity program through an annual risk review. On an annual basis, cybersecurity risk and mitigation strategies are reviewed as part of management’s reporting to the Board of Directors, which includes reporting significant business risks, including cybersecurity mitigation strategies employed to manage these risks, and a review of any emerging risks. Annually, management is to provide an overview of our cybersecurity program to the Board of Directors, including a review of key strategies, emerging risks, and a summary of key performance indicators. As of the date of this filing, we have not experienced any material cybersecurity incidents.

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

Holders

As of June 29, 2025, we had 128 stockholders of record and an indeterminate number of stockholders who held shares in “street name.”

Dividends

There are no present material restrictions that limit our ability to pay dividends on our common or preferred stock. Presently, we have no plans to pay dividends in the foreseeable future. Our Board of Directors intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance the expansion of our business. Any declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors in light of existing conditions, including our earnings, financial condition, capital requirements and other factors. There are presently no dividends which are accrued or owing with respect to our outstanding common stock. No assurance can be given that dividends will ever be declared or paid on our common stock in the future.

Recent Sales of Unregistered Securities

During the year ended March 31, 2025, the Company issued 1,544,550 warrants to the Chairman of the Board of Directors in conjunction with an extension of the maturity dates of certain debt instruments. The exercise price of these warrants was $0.41 per share. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $435,199. The valuation inputs included a fair value of the underlying common stock of $0.409 per share, a risk-free interest rate of 4.43%, an expected volatility of 83.74% and a dividend yield of of 0%.

From June 18, 2024, to July 10, 2024, the Company received subscription agreements from investors, for 805,000 common shares at a purchase price of $1 per share, including 1,610,000 warrants exercisable at $0.35 per share, vested immediately upon issuance, with a five year expiration. Proceeds to the company totaled $805,000.

These securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

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

Overview

Legacy Business (Overview):

Our historical business model focused on purchasing or acquiring life insurance policies and related residual interests, such as net insurance benefits (NIBs). These NIBs provided us with the right to receive a portion of settlement proceeds from third-party-held policy portfolios, after associated servicing and financing costs. As of the date of this report, we no longer directly hold NIBs or life insurance policies.

Current Focus:

Since the latter part of fiscal 2021, our efforts have shifted toward providing professional services to specialty finance groups, bond issuers, and aggregators in the life settlement space. Our role includes advising on portfolio construction and applying proprietary analytics to help structure bond offerings secured by life insurance assets and managed cash. We aim to assist clients with asset assembly, cash management, and support for both investment- and non-investment-grade credit ratings. In exchange, we will be reimbursed for structuring expenses, earn an advisory fee upon closing, and retain residual rights to certain underlying assets post-maturity.

For the fiscal year ended March 31, 2025, the Company earned no revenue from bond advisory or portfolio consulting services. Management continues to pursue opportunities, but no definitive engagements were in place as of the date of this report.

Results of Operations

Fiscal year ended March 31, 2025 compared to March 31, 2024

General & Administrative Expenses

General and administrative expenses totaled $604,167 and $531,406 during the years ended March 31, 2025, and 2024, respectively. A significant portion of these expenses were professional fees, payroll, and rent. The increase in general and administrative expenses is due to increased professional fees during 2025.

Other Income and Expenses

During the years ended March 31, 2025 and 2024, we recognized losses on extinguishment of debt totaling $435,199 and $1,047,729, respectively, in connection with related party debt arrangements. The decrease in loss for the year ended March 31, 2025, reflects a lower volume of debt extensions or modifications that resulted in extinguishment accounting treatment compared to the prior year.

During the years ended March 31, 2025 and 2024, we recognized gains on the settlement of debt of $0 and $290,000, respectively. The decline in recognized gains during the year ending March 31, 2025 was due to the absence of any debt settlements or negotiated reductions with vendors.

For the years ended March 31, 2025, and 2024, interest expense totaled $349,016 and $410,856 , respectively. The decrease in interest expense was a result of less amortization of debt discount during 2025.

For the years ended March 31, 2025, and 2024, expenses incurred pursuing potential financing alternatives totaled $215,000 and $135,000, respectively. The increase in financing-related expenses is primarily attributable to increased costs incurred in connection with bond structuring and placement efforts.

Income Taxes

During the years ended March 31, 2025, and 2024, the Company recorded a net loss before income taxes of $1,603,382 and $1,834,991, respectively. The reduction in net loss is largely due to decrease in losses from extinguishing debt, partially offset by the lack of gain on settlement of debt.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties, and the issuance of convertible debentures. As of March 31, 2025, we had $168,648 of cash, compared to $329,860 as of March 31, 2024. As of March 31, 2025, the Company had access to draw an additional $4,265,942 on the notes payable, related party, and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses average approximately $50,000, which includes the salary of our employee, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, and estimated legal and accounting expenses. Outstanding Accounts Payable as of March 31, 2025, totaled $446,885, and other accrued liabilities totaled $880,073. We believe that the available capacity under our existing related party lines of credit, together with our current capital resources, will be sufficient to fund our operating and working capital needs for at least the 12-month period following the issuance of these financial statements.

2025 Cash Flows Compared to 2024 Cash Flows

For the year ended March 31, 2025, we recorded net cash used in operating activities of $916,212, compared to $666,643 during the prior year. The increase in cash used is primarily attributable to a lower non-cash loss on extinguishment of debt in the year ended March 31, 2025, which resulted in a smaller adjustment to reconcile net loss to operating cash. This was partially offset by the absence of a non-cash gain on the settlement of liabilities that had negatively impacted operating cash flow in the year ended March 31, 2024.

For the years ended March 31, 2025, and 2024 no cash was used in or provided by investing activities.

During the years ended March 31, 2025, and 2024 net cash provided by financing activities was $755,000, and $995,950, respectively. The Company borrowed on new related party promissory notes and existing notes payable and lines-of-credit in the amounts of $180,950 during the year ended March 31, 2024. Additionally, during the years ended March 31, 2025, and 2024, the Company received $805,000 and $850,000 in proceeds raised by issuance of our common stock through private placement memorandums, respectively.

Debt

At March 31, 2025, we owed $5,354,633, including accrued interest, for debt obligations. We owed $3,290,058 in principal pursuant to notes payable and lines-of-credits from related parties and $300,000 in other notes payable. As of March 31, 2025, one note payable had a principal balance of $1,159,508 and has been extended to be due on November 30, 2026 or when the Company completes a successful equity raise (if earlier than the due date), at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,304,550, and the line of credit and has been extended to be due November 30, 2026. The third series of related-party promissory notes had a total principal balance of $826,000 and is due on November 30, 2025. The convertible debenture agreement, which has no principal balance due as of March 31, 2025, is open through August 31, 2026. As of June 30, 2025, there was $4,265,942  available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

We may borrow money in the future to finance our operations but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to operate and meet its obligations in the ordinary course of business. As the Company does not currently generate revenue, it will need to rely on related party debt financing and/or additional capital raises to meet its financial obligations.

Management believes that existing capital resources, along with availability under related party debt agreements and convertible debentures, will be sufficient to fund operations for at least the next 12 months from the issuance date of these financial statements. While related parties have provided informal assurances of continued support—such as maturity extensions and additional credit capacity—no binding commitments are currently in place. Based on these factors, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern through June 2026.

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations by maturity date as of March 31, 2025:

		Maturity Date
	Total	Year Ended March 31, 2026	Year Ended March 31, 2027	Thereafter
Debt Obligations (1)	$3,590,058	$1,126,000	$2,464,058	$-
Interest Payable	$1,764,575	$600,280	$1,164,295	$-
Total	$5,354,633	$1,726,280	$3,628,353	$-

(1)	Debt Obligations consist of the principal pusuant to the notes payable from related parties and non-related parties (as mentioned above)

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

Stock Based Compensation and Financing Costs, we measure stock-based compensation expense related to employee stock-based awards and stock based expense associated with certain financing costs based on the estimated fair value of the awards as determined on the date of grant and is recognized as expense over the remaining requisite service period or vesting period of the warrant. We utilize the Black-Scholes pricing model to estimate the fair value of stock options issued as compensation and warrants issued as financing costs. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the estimated fair value of our common stock on the date of grant, the expected term of the stock option and warrant, and the expected volatility of our common stock over the period equal to the expected term of the grant or warrant. Uncontrollable uncertainties, such as fluctuation in interest rates, can have an effect on our Black-Scholes estimate calculations. Such fluctuations and other unforeseen changes in inputs could have a material impact on the general and administrative expenses within our financial statements. We estimate forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

We did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2025, and 2024.

Our recorded values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the Notes Payable, Related Parties and Convertible Debenture approximates the fair values as the interest rate approximates market interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sundance Strategies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sundance Strategies, Inc. and Subsidiary (“the Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of a Going Concern

Description of the Critical Audit Matter

As described further in Note 9 to the financial statements, the Company has relied on debt and equity financing to finance operations, as there are not sufficient cash flows from operations, which raises doubt about its ability to continue as a going concern. Management has implemented plans to alleviate the substantial doubt. Management plans to address the concerns, as needed, by (a) utilizing recent financing obtained through notes payable; and (b) utilizing current lines of credit. When considering these factors in conjunction with the Company’s operating plan, management believes it has sufficient ability to fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

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

Draper, UT

June 30, 2025

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	March 31,
	2025	2024

ASSETS

Current Assets
Cash and cash equivalents	$168,648	$329,860
Prepaid expenses and other assets	9,555	9,075

Total Current Assets	178,203	338,935

Total Assets	$178,203	$338,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$446,885	$447,862
Accrued expenses	880,073	433,201
Current portion of notes payable	300,000	300,000
Current portion of notes payable, related parties	826,000	50,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,852,958	1,631,063

Long-Term Liabilities
Accrued expenses	1,164,295	1,357,739
Notes payable, related parties, net of current portion	2,464,058	3,290,058
		-
Total Long-Term Liabilities	3,628,353	4,647,797

Total Liabilities	6,481,311	6,278,860

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 43,063,441 shares issued and outstanding as of March, 31 2025; and 42,258,441 shares issued and oustanding as of March, 31 2024	43,064	42,259
Additional paid-in capital	32,154,076	30,914,682
Accumulated deficit	(38,500,248)	(36,896,866)

Total Stockholders’ Deficit	(6,303,108)	(5,939,925)

Total Liabilities and Stockholders’ Deficit	$178,203	$338,935

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years Ended March 31,
	2025	2024

Income from Investments	$-	$-

General and Administrative Expenses	604,167	531,406

Loss from Operations	(604,167)	(531,406)

Other Income (Expense)
Loss on extinguishment of debt	(435,199)	(1,047,729)
Gain on settlement of liabilities	-	290,000
Interest expense	(349,016)	(410,856)
Financing expense	(215,000)	(135,000)

Total Other Income (Expense)	(999,215)	(1,303,585)

Loss Before Income Taxes	(1,603,382)	(1,834,991)
Income Tax Provision (Benefit)	-	-

Net Loss	$(1,603,382)	$(1,834,991)

Loss per share:
Loss per share - basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding - basic and diluted	42,863,742	41,693,714

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2023	41,408,441	$41,409	$28,986,558	$(35,061,875)	$(6,033,908)

Common stock and warrants issued for cash	850,000	850	849,150	-	850,000

Warrants issued in connection with debt issuances	-	-	114,697	-	114,697

Warrants issued in connection to extinguishment of debt	-	-	964,277	-	964,277

Net loss	-	-	-	(1,834,991)	(1,834,991)

Balance, March 31, 2024	42,258,441	$42,259	$30,914,682	$(36,896,866)	$(5,939,925)

Common stock and warrants issued for cash	805,000	805	804,195	-	805,000

Warrants issued in connection to extinguishment of debt	-	-	435,199	-	435,199

Net loss	-	-	-	(1,603,382)	(1,603,382)

Balance, March 31, 2025	43,063,441	$43,064	$32,154,076	$(38,500,248)	$(6,303,108)

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2025	2024

Operating Activities

Net Loss	$(1,603,382)	$(1,834,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	435,199	1,047,729
Gain on settlement of liabilities	-	(290,000)
Amortization of debt discount	-	67,890
Prepaid expenses and other assets	(480)	(780)
Accounts payable	(977)	(15,188)
Accrued expenses	253,428	358,697

Net Cash used in Operating Activities	(916,212)	(666,643)

Financing Activities

Proceeds from issuance of common stock and warrants	805,000	850,000
Proceeds from issuance of notes payable, related party	-	180,950
Repayment of notes payable, related party	(50,000)	(35,000)

Net Cash provided by Financing Activities	755,000	995,950

Net Change in Cash and Cash Equivalents	(161,212)	329,307
Cash and Cash Equivalents at Beginning of Period	329,860	553

Cash and Cash Equivalents at End of Period	$168,648	$329,860

Supplemental disclosure of cash flow information:
Cash paid for interest	$150,000	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Issued warrants as debt issuance costs	$-	$114,697

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025, and 2024

(1) ORGANIZATION

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

During the latter part of the year ended March 31, 2021, we began working closely with bond placement agents and aggregators to establish various aspects of a proprietary, investment grade bond offering. In this arrangement, we participate as the sole originator in the role of structuring and advising on the structure of the proprietary bond instrument. Included in the role of structuring financial assets, we use proprietary analytics to establish the makeup of the rated instrument, including but not limited to life settlement assets (life insurance policies) and managed cash, and implement a process of selective assembly of the underlying assets and cash management that will meet the policy requirements and analytics. We provide current and ongoing resources for all analytics, as well as advisement support for the investment and non-investment grade ratings for the managed asset pool and the managed cash accounts. In our advisory role, we are reimbursed for all expenses associated with the structuring and preparation of any bond offering, will receive an advisory payment upon the closing of any bond offering, and then will hold residual rights on the balance of assets once the bond is retired.

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

Basic and Diluted Net Loss Per Common Share, Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the years ended March 31, 2025, and 2024, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of March 31, 2025, and 2024, include warrants convertible into 14,496,123 and 14,043,573 shares of common stock, respectively.

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

The Company files United States Federal and State income tax returns. The income tax returns of the Company are subject to examination by taxing authorities for three to five years from the date they are filed. The Company has tax returns subject to examination for 2018-2023.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2025, and 2024.

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

(4) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of currency on hand and demand deposits at commercial banks. The Company had $168,648 and $329,860 in cash and cash equivalents as of March 31, 2025, and 2024, respectively. The Company maintains non-interest-bearing accounts at two financial institutions. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2025, and 2024, the Company had balances in excess of FDIC insured amounts at these institutions $0 of and $79,779, respectively.

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due January 6, 2022. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. On June 9, 2023, the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from April 6, 2023, to August 31, 2024, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note. The warrants associated with this unsecured promissory note expired without being exercised on April 6, 2024. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see note 8). As of March 31, 2025, accrued interest on the note totaled $95,671.

(6) NOTES PAYABLE, RELATED PARTY

As of March 31, 2025, and 2024, the Company had borrowed $3,290,058 and $3,340,058 respectively, excluding accrued interest, from related parties. There was no unamortized debt discount with the Notes Payable, Related party as of March 31, 2025, or March 31, 2024. Short-term accrued interest associated with the Notes Payable, Related Party of $504,608 and $11,925 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2025, and March 31, 2024, respectively. Long-term accrued interest associated with the Notes Payable, Related Party of $1,040,070 and $1,357,738 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2025, and March 31, 2024, respectively.

Related Party Promissory Notes

As of both March 31, 2025, and 2024, the Company owed $826,000 under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. On June 5, 2023, and again on January 26, 2024, the notes were amended to extend the due date from July 31, 2023, to November 30, 2025, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 8, and in conjunction with the extension on June 4, 2023, the company agreed to provide Mr. Dickman with warrants for 543,000 shares of common stock (see Note 8) vested immediately upon issuance, having exercise prices of $1.05 per share, and a 5-year exercise window from the dates of issuance. As per the provision outlined in Note 8, and in conjunction with the extension on January 26, 2024, the company agreed to provide Mr. Dickman with warrants for 563,000 shares of common stock (see Note 8) vested immediately upon issuance, having exercise prices of $0.41 per share, and a 5-year exercise window from the dates of issuance. During the years ended March 31, 2025, and March 31, 2024, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of March 31, 2025, accrued interest on the notes totaled $504,608. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time. The total number of warrants issued to the related party lender as of March 31, 2025 is 1,994,332 (see Note 8 for further details on these warrants).

On July 29, 2021, the Company entered into an unsecured promissory note agreement with Radiant Life, LLC. This agreement was in conjunction with the Company borrowing $50,000 of Notes Payable, Related Party, and is not part of the existing note payable and lines of credit agreement the Company has with Radiant Life, LLC. The promissory note bore interest at a rate of 8% annually and was due on July 29, 2024. In conjunction with this specific loan event, the agreement awarded Radiant Life, LLC with 50,000 common stock warrants, which had an exercise price of $1.05, and expired in 5 years (see Note 8). The principal and accrued interest of $13,172 was fully paid on July 2, 2024, and immediately closed.

Related Party Note Payable and Line of Credit Agreements

As of March 31, 2025, and 2024, the Company owed $1,304,550, exclusive of accrued interest, under the note payable and line of credit agreement with Kraig T. Higginson, Chairman of the Board of Directors and a stockholder. On January 26, 2024, and again on January 24, 2025, the related party note payable and line of credit agreement was amended to extend the due date from November 30, 2024, to November 30, 2025, and then to November 30, 2026, or at the immediate time when alternative financing or other proceeds are received. As of March 31, 2025, the agreement allowed for borrowings of up to $4,600,000. During the year ended March 31, 2024, the Company borrowed $140,950 in principal and made no repayments of principal on this agreement. During the year ended March 31, 2025, the Company made no borrowings nor repayments of principal on this agreement. The note payable and line of credit agreement incurs interest at 7.5% per annum. As of March 31, 2025, accrued interest on this note totaled $501,202. As per the provision outlined in Note 8, and in conjunction with $140,950 borrowed during the year ended March 31, 2024, the Company also agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 281,900 shares of common stock vested immediately upon issuance, having exercise prices of $1.05 per share, and a 5-year exercise window from the dates of issuance. As per the provision outlined in Note 8, and in conjunction with the extension on January 26, 2024, the company agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 772,275 shares of common stock (see Note 8) vested immediately upon issuance, having exercise prices of $1.05 per share, and a 5-year exercise window from the dates of issuance. As per the provision outlined in Note 8, and in conjunction with the extension on January 24, 2025, the company agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 1,544,550 shares of common stock (see Note 8) vested immediately upon issuance, having exercise prices of $0.41 per share, and a 5-year exercise window from the dates of issuance. The total number of warrants issued to the related party lender as of March 31, 2025 is 5,462,775 (see Note 8 for further details on these warrants).

As of March 31, 2025, and 2024, the Company owed $1,159,508 in principal, under the note payable and lines of credit agreement with Radiant Life, LLC. The agreement allows for borrowings of up to $2,130,000. On February 1, 2024, and again subsequent to the March 31, 2025 fiscal year end, the related party note payable and line of credit agreement was amended to extend the due date from November 30, 2024, to November 30, 2025, and later November 30, 2026, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum. During the years ended March 31, 2025, and 2024 the Company borrowed $0 and $40,000, respectively of principal under this agreement and made no repayments of principal. On July 5, 2024, the company made a payment on accumulated interest of $136,800. As of March 31, 2025, accrued interest on this agreement totaled $538,868. As per the provision outlined in Note 8, and in conjunction with the $40,000 borrowed under the note payable and lines of credit agreement during the year ended March 31, 2024, the Company also agreed to provide Radiant Life, LLC with warrants for 80,000 shares of common stock vested immediately upon issuance, having exercise price of $1.05, and a 5-year exercise window from the dates of issuance. As per the provision outlined in Note 8, and in conjunction with the extension on February 1, 2024, the Company also agreed to provide Radiant Life, LLC with warrants for 699,754 shares of common stock vested immediately upon issuance, having exercise price of $1.05, and a 5-year exercise window from the dates of issuance. As per the provision outlined in Note 8, and in conjunction with the extension subsequent to March 31, 2025, the Company also agreed to provide Radiant Life, LLC with warrants for 1,399,508 shares of common stock vested immediately upon issuance, having exercise price of $0.41, and a 5-year exercise window from the dates of issuance. The total number of warrants issued to the related party lender was 3,229,016 as of March 31, 2025 (see Note 8 for further details).

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2026. On January 3, 2025 the convertible debenture agreement with Satco International, Ltd. was amended to extend the due date from August 31, 2025, to August 31, 2026, or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

As of March 31, 2025 and March 31, 2024, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2025, and 2024.

(8) STOCKHOLDERS’ EQUITY

Common Stock

On August 15, 2023, the Company issued a private placement memorandum offering to raise up to $1,500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. From September 20, 2023, to October 4, 2023, the Company received subscription agreements from investors, for 850,000 common shares at a purchase price of $1 per share, including 1,700,000 warrants exercisable at $0.35 per share, vested immediately upon issuance, with a five year expiration. Proceeds to the Company totaled $850,000. From June 18, 2024, to July 10, 2024, the Company received subscription agreements from investors, for 805,000 common shares at a purchase price of $1 per share, including 1,610,000 warrants exercisable at $0.35 per share, vested immediately upon issuance, with a five year expiration. Proceeds to the company totaled $805,000.

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

Warrants to Purchase Common Stock

The following table summarizes the changes in warrants outstanding of the Company during years ended March 31, 2025, and 2024:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at March 31, 2023	9,403,644	0.54
Granted	4,639,929	0.51
Outstanding at March 31, 2024	14,043,573	0.75
Granted	3,154,550	0.38
Expirations	(2,702,000)	0.40
Outstanding at March 31, 2025	14,496,123	0.73

The Company’s related party lenders consist of: the Chairman of the Board of Directors and a stockholder, Radiant Life, LLC and Mr. Dickman, a board member and stockholder. These holders of the related party unsecured promissory notes hold agreements that provide each related party with common stock warrants upon the lender’s extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued for an extension is based on the following formula for borrowings occurring on or before March 31, 2024: 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). For borrowings occurring after March 31, 2024, the formula has been adjusted to the following: 20,000 warrants per month the due date is extended plus 1 warrant for every $1 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lenders will also require 2 warrants for each dollar loaned. All warrants issued under these terms vested immediately upon issuance, have an exercise price approximately equivalent to the fair value of the Company’s common stock on the date of grant, and expire 5 years from the date of issuance.

During the year ended March 31, 2025, the Company issued no new warrants in conjunction with monies borrowed during the period

During the year ended March 31, 2025, the Company issued 1,544,550 warrants to the Chairman of the Board of Directors in conjunction with an extension of the maturity dates during the period per the terms outlined above (see Note 11 to the financial statements included in this report for information on warrants issued subsequent to fiscal year end). The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $435,199. The inputs used in this calculation included a fair value of the underlying common stock of $0.409 per share, a risk-free of 4.43%, volatility of 83.74%, and a dividend rate of 0%.

During the year ended March 31, 2024 the Company issued 264,600 warrants to the Chairman of the Board of Directors and 120,000 warrants to Radiant Life, LLC in conjunction with monies borrowed during the period (see Note 6) per the terms outlined above. The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $365,502. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 3.62% and 4.31%, volatility between 142.23% and 148.56% and a dividend rate of 0%.

The following table summarizes the warrants issued and outstanding as of March 31, 2025:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	2,006,754	2,006,754	0.58	$100,339
0.35	3,310,000	3,310,000	3.87	1,158,500
0.41	3,579,579	3,579,579	4.26	1,467,627
1.05	5,049,790	5,049,790	2.48	5,302,280
2.00	50,000	50,000	1.34	100,000
5.00	500,000	500,000	1.82	2,500,000
	14,496,123	14,496,123		$10,628,746

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(9) LIQUIDITY REQUIREMENTS AND GOING CONCERN

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of March 31, 2025, the Company had $168,648 of cash assets, compared to $329,890 as of March 31, 2024. As of March 31, 2025, the Company had access to draw an additional $4,265,942 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (see Note 7). For the year ended March 31, 2025, the Company’s average monthly operating expenses were approximately $50,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $215,000 and $135,000 were incurred during the years ended March 31, 2025, and 2024, respectively. As management continues to explore additional financing alternatives, beginning April 1, 2025, the Company is expected to spend up to an additional $300,000 on these efforts. Outstanding Accounts Payable as of March 31, 2025 totaled $446,885. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for the 12 months from the issuance of the financial statements. Related parties have given informal assurance of their continued support, by way of either extensions of due dates, or increases in lines-of-credit. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

The Company recorded $0 provision for income taxes for the years ended March 31, 2025, and 2024.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 21% to pretax income from continuing operations for the years ended March 31, 2025, and 2024, due to the following:

	2025	2024

Income tax benefit at U. S. federal statutory rates:	$(336,710)	$(385,348)
State tax, net of federal benefit	$158	(67,408)
Permanent and other differences	(436,789)	258,483
Change in valuation allowance	773,341	194,273
Other	-	-
Income Tax	$-	$-

The tax effects of significant items comprising the Company’s net deferred taxes as of March 31, 2025, and 2024 were as follows:

	2025	2024
Deferred Tax assets:
Net operating loss carry forwards	$8,080,869	$7,620,722
Stock and warrant compensation	870,911	479,708
Accruals	58,201	-
Valuation allowance	(9,009,981)	(8,100,430)
Net deferred tax asset	$-	$-

The Company assesses the need for a valuation allowance against its deferred income tax assets at March 31, 2025. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. The Company has placed a 100% valuation allowance on the deferred tax assets. The deferred tax assets primarily relate to net operating loss carryforwards.

As of March 31, 2025, the Company has U.S. federal net operating loss carryforwards of $30,513,827. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2026. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

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

(11) SUBSEQUENT EVENTS

On May 17, 2025, subsequent to year end, the Company issued 1,399,508 warrants to issue shares of common stock in association with an extension of notes payable with Radiant Life, LLC from November 30, 2025, to November 30, 2026.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were not effective as of March 31, 2025, the end of the period covered by this Annual Report on Form 10-K due to the material weakness described below.

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

Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2025, our internal control over financial reporting was not effective due to the material weakness described below.

(c) Material Weaknesses

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that the following material weaknesses existed as of March 31, 2025: The design and operating effectiveness of our control environment and risk assessment, control activities and monitoring activities were inadequate to ensure that complex accounting matters relating to the valuation of equity-based compensation instruments are always properly accounted for and reviewed in a timely manner.

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

(d) Changes in Internal Control Over Financial Reporting

Other than described above in Item 9A. Controls and Procedures, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Warrant Issuances

During the year ended March 31, 2025, the Company issued no new warrants in conjunction with monies borrowed during the period (see Note 8 to the financial statements included in this report).

During the year ended March 31, 2025, the Company issued 1,544,550 warrants to the Chairman of the Board of Directors in conjunction with an extension of the maturity dates during the period (see Note 8 to the financial statements included in this report) per the terms outlined above (see Note 11 to the financial statements included in this report for information on warrants issued subsequent to fiscal year end). The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $435,199. The inputs used in this calculation included a fair value of the underlying common stock of $0.409 per share, a risk-free of 4.43%, volatility of 83.74%, and a dividend rate of 0%.

10b5-1 Trading Plans

During the fourth quarter of fiscal 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officer and directors’ positions and biographical information are set forth below.

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

Background and Business Experience

Kraig T. Higginson is 68 years of age and was appointed to the position of Chairman of the Board of Directors. Mr. Higginson served as Chief Executive Officer of VIA Motors, Inc. (“Via Motors”), a hybrid electric vehicle company (PHEV), from November 2010 to January 2014, where he was responsible for overseeing the management and business of Via Motors and its employees. From October 2003 until November 2010, he served as Chairman of the Board of Directors of Raser Technologies, Inc. (“Raser Technologies”), which was an NYSE listed company at that time. Mr. Higginson resigned as a director of Raser Technologies on February 11, 2011. Raser Technologies filed bankruptcy proceedings on April 29, 2011, and was subsequently delisted from NYSE. Mr. Higginson also founded American Telemedia Network, Inc. (“American Telemedia”), a publicly-traded NASDAQ company that developed a nationwide satellite network broadcasting data, video programming and advertising to shopping centers and malls, and he served as President and Chief Executive Officer of American Telemedia from 1984 through 1988. Mr. Higginson’s years of experience in the management of public companies is a great asset to the Company.

Mr. Glenn S. Dickman is 75 years of age. In 1984, Mr. Dickman started a “sales rack” jobbing operation supplying grocery stores with movies for rent and purchase. As founder and CEO of Video II, the business grew from servicing one store to over 1,400 located in 38 states. Video II had over 400 employees at one time, with Mr. Dickman overseeing all facets of the business as its CEO. In 2005, Mr. Dickman sold his interest in Video II, and has since concentrated his efforts on a variety of investments, including stocks and real estate. Mr. Dickman’s years of experience running various business entities is an invaluable resource to the board of directors.

Stephen Quesenberry is 62 years old. He has practiced law since 1989 in Washington and Utah, including complex business litigation and SEC matters. Mr. Quesenberry was one of the (many) attorneys representing Exxon Shipping in the Exxon Valdez litigation in Alaska in the early 1990s. Mr. Quesenberry has also been a principal in various property development projects in Washington and elsewhere. Mr. Quesenberry graduated from Brigham Young University in 1986 with a degree in English and was a pitcher for the BYU Cougars varsity baseball team from 1983-1986. He attended law school at the University of Kansas from 1986-1989, where he was an editor of the Kansas Law Review and a member of the Order of the Coif. He also speaks fluent German. Mr. Quesenberry’s legal expertise makes him a great resource for the board of directors.

Mr. Randall F. Pearson is 70 years old. He is currently serving as a member of the Board of Directors and as President and Principal Financial Officer. Mr. Pearson has served as President of the Company since inception in 2013. Prior to Sundance he worked with JWD Management Corp. for 26 years. During his time with JWD Management he served in several positions including Vice President of Operations, Vice President, President and CEO. JWD Management was a nationally recognized distribution supplier providing products to grocery stores in 33 states and managing over 450 employees. Prior to JWD Management he worked with Capital Resources investing in and managing his own and client owned residential and commercial real estate properties. Mr. Pearson attended Brigham Young University until 1977, received his real estate brokers license in 1977 and his Series 7 securities license in 1978. Mr. Pearson’s many years of management and insight into the operations of the Company create a unique and valuable perspective in his role as a director.

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

Number of Meetings

The Board held a total of one (1) meeting during the fiscal year ended March 31, 2025. Each incumbent director attended the Board meetings. Although we do not have a formal policy regarding attendance by directors at our annual meeting, we encourage directors to attend. We did not hold an annual meeting during the fiscal year ended March 31, 2025.

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

ITEM 11: EXECUTIVE COMPENSATION

Director Compensation

There was no cash compensation and there were no equity awards granted during either of the fiscal years ended March 31, 2025 and 2024.

At March 31, 2025, Mr. Pearson’s beneficial ownership totaled 1,191,432 shares.

At March 31, 2025, Mr. Dickman’s beneficial ownership totaled 4,762,213 shares, including 1,994,332 warrants.

At March 31, 2025, Mr. Quesenberry’s beneficial ownership totaled 970,206 shares.

At March 31, 2025, Mr. Higginson’s beneficial ownership totaled 14,802,775 shares, including 7,000,000 shares owned by Higginson Family Inv, LLC; 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; 370,000 shares owned by Ecosystems Resources LLC; and 900,000 shares owned by KGPR, LLC. Also included are 5,462,775 warrants held by Mr. Higginson.

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

The Board relies on its judgment in making compensation decisions after reviewing our performance and evaluating our executives’ leadership abilities and responsibilities with our Company and their current compensation arrangements. The Board’s assessment process is designed to be flexible to better respond to the evolving business environment and individual circumstances. The last Annual Meeting of Stockholders was held in 2016.

Role of Compensation Consultant. We have not engaged a compensation consultant.

Elements of Compensation

Our executive compensation objectives and principles are implemented through the use of the following elements of compensation, each discussed more fully below:

●	Base Salary

●	Annual Incentive Bonuses

●	Stock-Based Compensation

●	Other Benefits

Base Salary. The Board approved the salaries of all our executive officers for Fiscal Year 2025. Base salaries are offered to ensure that our executive officers receive an ongoing level of compensation. Salary decisions concerning these officers were based upon a variety of considerations consistent with the compensation philosophy stated above. First, salaries were competitively set relative to both other companies in our industry and other comparable companies. The Board considered each officer’s level of responsibility and individual performance, including an assessment of the person’s overall value to the Company. In addition, internal equity among employees was factored into the decision. Finally, the Board considered our financial performance and our ability to absorb any increases in salaries.

Annual Incentive Bonuses. Annual incentive bonuses are designed to reward extraordinary performance by our executives. For Fiscal Year 2025, the Board did not precisely define the parameters of a bonus program for the Named Executive Officer, and no bonuses were awarded to the Named Executive Office.

Stock-Based Compensation. Each Named Executive Officer or Director is eligible to receive stock-based compensation. Stock-based compensation is designed to more closely align the interests of management with those of our stockholders. We do not have any securities authorized for issuance under an equity compensation plan, or any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation. No stock-based compensation was granted during the years ended March 31, 2025.

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

Summary Compensation Table

The following information presents the compensation paid to Randall F. Pearson, our Named Executive Officer, in Fiscal Year 2025, and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Randall F. Pearson	2025	136,900	—	—	—	—	—	136,900
President, Principal Executive Officer and Principal Financial Officer	2024	136,900	—	—	—	—	—	136,900

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

Percentage ownership in the table below is based on 43,063,441  shares of common stock outstanding as of June 30, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of June 30, 2025, are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Sundance Strategies, Inc., Attention: Randall F. Pearson, 4626 North 300 West, Suite No. 365, Provo, Utah 84604.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Kraig T. Higginson (1)	14,802,775	30.5%
Glenn S. Dickman (4)	4,762,213	10.6%
Randall F. Pearson	1,191,432	2.8%
Stephen E Quesenberry	970,206	2.3%

All executive officers and directors as a group (4 persons)	21,726,626	43.0%

5% Stockholders Not Listed Above
Zoe, LLC (2)	5,100,000	11.8%
Radiant Life, LLC (2)	5,681,016	12.3%
Smartrade Consulting, Inc. (3)	2,500,000	5.8%

(1)	Mr. Higginson’s ownership includes 7,000,000 shares owned by Higginson Family Inv, LLC; 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; 370,000 shares owned by Ecosystems Resources LLC; and 900,000 shares owned by KGPR, LLC. Also included are 5,462,775 warrants held by Mr. Higginson.

(2)	ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 11.8%. The address of ZOE, LLC is 4626 N. 300 W., Provo, Utah 84604. The address of Radiant Life, LLC is 4626 N. 300 W., Provo, Utah 84604. Mr. Burton’s ownership includes 3,229,016 warrants held by Radiant Life, LLC.

(3)

Smartrade Consulting, Inc. is held by Summit Trustees PLLC for the beneficial owner, Lam Ping of Hong Kong. The address of Smartrade Consulting, Inc. is 22G Tower 4, The Metropolis, 8 Mau Yip Road, Tsung Kwan Q, N. T., Hong Kong.

(4)	Mr. Dickman’s ownership includes 1,994,332 warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2025, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	7,457,107	$0.64	-

Total	7,457,107	$0.64	-

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

As of March 31, 2025, and 2024, the Company had borrowed $3,290,058 and $3,340,058, respectively, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $1,544,678, and $1,369,662 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2025 and March 31, 2024, respectively.

Warrants to Purchase Common Stock

The Company’s related party lenders consist of: Kraig Higginson, the Chairman of the Board of Directors and a stockholder, Radiant Life, LLC and Mr. Dickman, a board member and stockholder. These holders of the related party unsecured promissory notes, hold agreements that provide each related party with common stock warrants upon the lender’s extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued for an extension is based on the following formula: for extensions occurring on or before March 31, 2024, 10,000 warrants per month the due date is extended plus 1 warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant), for extensions occurring after March 31, 2024, 20,000 warrants per month the due date is extended plus 1 warrant for every $1 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lender will also require 2 warrants for each dollar loaned. All warrants issued under these terms vested immediately upon issuance, have an exercise price approximately equivalent to the fair value of the Company’s common stock on the date of grant, and expire 5 years from the date of issuance.

During the year ended March 31, 2025, the Company issued no new warrants in conjunction with monies borrowed during the period (see Note 8 to the financial statements included in this report).

During the year ended March 31, 2025, the Company issued 1,544,550 warrants to the Chairman of the Board of Directors in conjunction with an extension of the maturity dates during the period (see Note 8 to the financial statements included in this report) per the terms outlined above (see Note 11 to the financial statements included in this report for information on warrants issued subsequent to fiscal year end). The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $435,199. The inputs used in this calculation included a fair value of the underlying common stock of $0.409 per share, a risk-free of 4.43%, volatility of 83.74%, and a dividend rate of 0%.

During the year ended March 31, 2024, the Company issued 281,900 warrants to the Chairman of the Board of Directors and 80,000 warrants to Radiant Life, LLC in conjunction with monies borrowed during the period (see Note 8 to the financial statements included in this report). The exercise price of these warrants was $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $316,756. The inputs used in this calculation included a fair value of the underlying common stock of $1.049 per share, a risk-free between 3.36% and 4.29%, volatility between 86.52% and 89.11% and a dividend rate of 0%.

During the year ended March 31, 2024, the Company issued 1,106,000 warrants to Mr. Dickman, 772,275 warrants to the Chairman of the Board of Directors, and 699,754 warrants to Radiant Life, LLC in conjunction with an extension of the maturity dates during the period (see Note 8 to the financial statements included in this report) per the terms outlined above. The exercise price of these warrants was either $0.41 or $1.05. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $964,277. The inputs used in this calculation included a fair value of the underlying common stock between $0.409 and $1.049 per share, a risk-free between 3.80% and 4.01%, volatility between 84.00% and 89.07% and a dividend rate of 0%.

As of March 31, 2025, and 2024, the Company held outstanding warrants to related parties totaling 10,686,123 and 10,843,573, respectively. As of March 31, 2025, 2,006,754 of these warrants have an exercise price of $0.05, 3,579,579 of these warrants have an exercise price of $0.41, 5,049,790 have an exercise price of $1.05, and 50,000 of these warrants have an exercise price of $2.00 per share. All warrants have a five-year life as of the date of grant and expire between April 2025 and January 2030.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2025, and 2024:

Fee Category	2025	2024
Audit Fees	$64,000	$60,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$64,000	$60,000

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

(3)	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.27	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated April 10, 2019. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547).
10.28	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.29	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated February 4, 2020(incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.30	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 8, 2020 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.31	First Amendment to the Note Payable and Line of Credit Agreement between Sundance Strategies, Inc. and Kraig Higginson, dated April 3, 2020 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.32	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.33	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated July 13, 2020 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.34	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated December 19, 2019 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)

10.35	Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated April 6, 2021 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.36	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated August 9, 2021 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.37	Promissory Note between Sundance Strategies, Inc. and Radiant Life, LLC, dated July 29, 2021 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.38	Private Placement Memorandum, effective November 5, 2022 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.39	Agreement between Sundance Strategies, Inc. and Tradability, LLC, dated January 1, 2022 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.40	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated June 5, 2023 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.41	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated February 2, 2023 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.42	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 2, 2023 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.43	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated February 2, 2023 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.44	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated February 9, 2023 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.45	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated June 12, 2023 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.46	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated June 9, 2023 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.47	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 26, 2024 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.48	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated January 26, 2024 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.49	Extension to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 1, 2024 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.50	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated January 3, 2025*
10.51	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 24, 2025*
10.52	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated January 26, 2025*
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350‡
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101 SCH	Inline XBRL Schema Document**
101 CAL	Inline XBRL Calculation Linkbase Document**
101 DEF	Inline XBRL Defindition Linkbase Document**
101 LAB	Inline XBRL Labels Linkbase Document**
101 PRE	Inline XBRL Presentation Linkbase Document**
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

SUNDANCE STRATEGIES, INC.

Date: June 30, 2025	By:	/s/ Randall F. Pearson
Randall F. Pearson
President, Principal Executive Officer and Principal Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Kraig T. Higginson	Chairman of the Board of Directors	June 30, 2025
Kraig T. Higginson

/s/ Randall F. Pearson	President (Principal Executive Officer),	June 30, 2025
Randall F. Pearson	Director and Principal Financial Officer

/s/ Glenn S. Dickman	Director	June 30, 2025
Glenn S. Dickman

/s/ Stephen E. Quesenberry	Director	June 30, 2025
Stephen E. Quesenberry

