Form 10-Q
period 2025-06-30
Sundance Strategies, Inc.
filed 2025-08-13
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2025,  the registrant had 43,063,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	March 31,
	2025	2025
	(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$55,266	$168,648
Prepaid expenses and other assets	5,460	9,555

Total Current Assets	60,726	178,203

Total Assets	$60,726	$178,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$448,988	$446,885
Accrued expenses	946,099	880,073
Current portion of notes payable	-	300,000
Current portion of notes payable, related parties	826,000	826,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	2,621,087	2,852,958

Long-Term Liabilities
Accrued expenses	1,198,172	1,164,295
Notes payable	300,000	-
Notes payable, related parties, net of current portion	2,464,058	2,464,058

Total Long-Term Liabilities	3,962,230	3,628,353

Total Liabilities	6,583,317	6,481,311

Stockholders’ Deficit

Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 43,063,441 shares issued and outstanding as of June, 30 2025; and March, 31 2025	43,064	43,064
Additional paid-in capital	32,542,587	32,154,076
Accumulated deficit	(39,108,242)	(38,500,248)

Total Stockholders’ Deficit	(6,522,591)	(6,303,108)

Total Liabilities and Stockholders’ Deficit	$60,726	$178,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,
	2025	2024

Income from Investments	$-	$-

General and Administrative Expenses	130,764	193,107

Loss from Operations	(130,764)	(193,107)

Other Income (Expense)
Loss on extinguishment of debt	(388,511)	-
Interest expense	(88,719)	(88,322)
Financing expense	-	(155,000)

Total Other Income (Expense)	(477,230)	(243,322)

Loss Before Income Taxes	(607,994)	(436,429)
Income Tax Provision (Benefit)	-	-

Net Loss	$(607,994)	$(436,429)

Loss per share:
Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	43,063,441	42,282,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2024	42,258,441	$42,259	$30,914,682	$(36,896,866)	$(5,939,925)

Common stock and warrants issued for cash	180,000	180	179,820	-	180,000

Net loss	-	-	-	(436,429)	(436,429)

Balance, June 30, 2024	42,438,441	$42,439	$31,094,502	$(37,333,295)	$(6,196,354)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2025	43,063,441	$43,064	$32,154,076	$(38,500,248)	$(6,303,108)

Warrants issued in connection to extinguishment of debt	-	-	388,511	-	388,511

Net loss	-	-	-	(607,994)	(607,994)

Balance, June 30, 2025	43,063,441	$43,064	$32,542,587	$(39,108,242)	$(6,522,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(UNAUDITED)

	Three Months Ended June 30,
	2025	2024

Operating Activities

Net Loss	$(607,994)	$(436,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	388,511	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	4,095	3,555
Accounts payable	2,103	4,742
Accrued expenses	99,903	103,531

Net Cash used in Operating Activities	(113,382)	(324,601)

Financing Activities

Proceeds from issuance of notes payable, related party	-	180,000

Net Cash provided by Financing Activities	-	180,000

Net Change in Cash and Cash Equivalents	(113,382)	(144,601)
Cash and Cash Equivalents at Beginning of Period	168,648	329,860

Cash and Cash Equivalents at End of Period	$55,266	$185,259

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Warrants issued in connection to extinguishment of debt	$388,511	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2025

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which was filed with the SEC on June 30, 2025. The results from operations for the three month period ended June 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2026. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders’ equity, and cash flows at June 30, 2025, and for all periods presented herein have been made.

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

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three months ended June 30, 2025, or 2024, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of June 30, 2025, and 2024, are comprised of warrants convertible into 15,645,631 and 12,008,544 shares of common stock, respectively.

New Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties, and the issuance of notes payable and convertible debentures. As of June 30, 2025, the Company had $55,266 of cash assets, compared to $168,648 as of March 31, 2025. As of June 30, 2025, the Company had access to draw an additional $4,265,942 on the notes payable, related party (see Note 5) and $3,000,000 on the Convertible Debenture Agreement (See Note 6). For the three months ended June 30, 2025, the Company’s average monthly operating expenses were approximately $45,000, which includes salaries of the Company’s employee, consulting agreements and contract labor, general and administrative expenses, and legal and accounting expenses. In addition to the monthly operating expenses, in the Company’s pursuit of other debt and equity financing opportunities, $0 and $155,000 were incurred during the three months ended June 30, 2025, and 2024, respectively. As management continues to explore additional financing alternatives, beginning July 1, 2025, the Company is expected to spend up to an additional $300,000 on these efforts. Outstanding Accounts Payable as of June 30, 2025, totaled $448,988. Management has concluded that its existing capital resources and availability under its existing debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements, or through August 2026. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the three months ended June 30, 2025, and 2024.

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

(4) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due April 6, 2023. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note, which are now expired. Since the original note date, the unsecured promissory note with Satco International, Ltd. has been amended through a series of amendments to extend the due date from April 6, 2023, to August 31, 2026 (see note 8), or at the immediate time when alternative financing or other proceeds are received. These extensions have no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see Note 6). As of June 30, 2025, accrued interest on the note totaled $101,655.

(5) NOTES PAYABLE, RELATED PARTY

As of June 30, 2025, and March 31, 2025, the Company had borrowed $3,290,058, and $3,340,058, respectively, excluding accrued interest, from related parties. Short-term accrued interest associated with the Notes Payable, Related Parties and Promissory Notes, Related Parties, of $530,898 and $504,608 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2025, and March 31, 2025, respectively. Long-term accrued interest associated with the Notes Payable, Related Parties, and Promissory Notes, Related Parties, of $1,096,516 and $1,040,070 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2025, and March 31, 2025, respectively.

Related Party Promissory Notes

As of both June 30, 2025, and March 31, 2025, the Company owed $826,000, exclusive of accrued interest, under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. On January 26, 2024, as per the provision outlined in Note 7, Mr. Dickman agreed to extend the unsecured promissory note to November 30, 2025. The Company agreed to provide Mr. Dickman with warrants to purchase 563,000 shares of common stock (see Note 8). During the three months ended June 30, 2025, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of June 30, 2025, accrued interest on the notes totaled $530,898. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time. The total number of warrants issued to the related party lender was 1,994,332 as of June 30, 2025 (See Note 7 for further details on these warrants).

Related Party Note Payable and Line of Credit Agreements

As of June 30, 2025, and March 31, 2025, the Company owed $1,304,550, exclusive of accrued interest, under the note payable and line of credit agreement with Kraig T. Higginson, Chairman of the Board of Directors and a stockholder. As of June 30, 2025, the agreement allowed for borrowings of up to $4,600,000. After an extension on the due date of this note payable subsequent to quarter end (see note 8) the note payable has a due date of the principal and interest on the note of November 30, 2026, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum. During the three months ended June 30, 2025, the Company did not borrow and made no repayments of principal on this agreement. As of June 30, 2025, accrued interest on this note totaled $525,595. The total number of warrants issued to the related party lender was 5,212,775 as of June 30, 2025 (see Note 7 for further details on these warrants).

As of June 30, 2025, and March 31, 2025, the Company owed $1,159,508, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The note payable has a due date of the principal and interest on the note of November 30, 2026, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the three months ended June 30, 2025, the Company did not borrow and made no repayments of principal on this agreement. As of June 30, 2025, accrued interest on this agreement totaled $570,921. The total number of warrants issued to the related party lender was 4,628,524 as of June 30, 2025 (see Note 7 for further details on these warrants).

As of June 30, 2025, there was no unamortized debt discount on related party notes payable.

(6) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2026. During the three months ending June 30, 2025, and 2024, the Company did not borrow and made no repayments of principal on this agreement. As of June 30, 2025, and March 31, 2025, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2025, and March 31, 2025.

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

On August 15, 2023, the Company issued a private placement memorandum offering to raise up to $1,500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. Between September 20, 2023 and July 10, 2024, the Company received subscription agreements from ten separate investors, for 1,655,000 shares of common stock in conjunction with a purchase of 3,310,000 warrants to purchase shares of common stock. The proceeds from these transactions were $1,655,000.

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

During the three months ended June 30, 2025, the Company issued Radiant Life, LLC 1,399,508 warrants in conjunction with an extension of the maturity dates of notes payable. The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $388,511. The inputs used in this calculation included a fair value of the underlying common stock of $0.409 per share, a risk-free of 3.81%, volatility of 82.79%, and a dividend rate of 0%.

Between June 18, 2024, and July 10, 2024, the Company issued 1,610,000 warrants to equity investors, which vested immediately and expire 5 years from the date of issuance, in conjunction with a purchase of 805,000 shares of the Company’s common stock. The exercise price of these warrants was $0.35.

During the three months ended June 30, 2025, 250,000 warrants expired. These warrants were issued in 2020 in association with monies loaned to the Company by the Chairman of the Board of Directors. These warrants had an exercise price of $0.05.

During the year ended March 31, 2025, 2,702,000 warrants that had been previously issued expired. Of these warrants, 1,000,000 had an exercise price of $1.00 and were issued in 2021 in association with the unsecured promissory note agreement that the Company has in place with Satco International, 450,000 had an exercise price of $0.05 and were issued in 2019 in association with the extension of notes payable to Mr. Dickman, 702,000 had an exercise price of $0.05 and were issued in 2020 in association with monies loaned to the Company by Mr. Dickman, and 500,000 had an exercise price of $0.05 and were issued in 2020 in association with the extension of notes payable to the Chairman of the Board of Directors.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at March 31, 2024	14,043,573	0.75
Granted	3,154,550	0.38
Reductions	(2,702,000)	0.40
Outstanding at March 31, 2025	14,496,123	0.73
Granted	1,399,508	0.41
Reductions	(250,000)	0.05
Outstanding at June 30, 2025	15,645,631	0.72

The following table summarizes the warrants issued and outstanding as of June 30, 2025:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	1,756,754	1,756,754	0.39	$87,839
0.35	3,310,000	3,310,000	3.62	1,158,500
0.41	4,979,087	4,979,087	2.88	2,041,426
1.05	5,049,790	5,049,790	2.24	5,302,280
2.00	50,000	50,000	1.09	100,000
5.00	500,000	500,000	1.57	2,500,000
	15,645,631	15,645,631		$11,190,045

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(8) SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2025, the date of these financial statements. Based on this evaluation, management has determined that there are no events or transactions that have occurred subsequent to the balance sheet date that would require disclosure in these financial statements.

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

Results of Operations

Three-Months Ended June 30, 2025, Compared with Three-Months Ended June 30, 2024

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the three months ended June 30, 2025, or 2024.

General & Administrative Expenses

General and administrative expenses totaled $130,764, and $193,107 during the three months ended June 30, 2025, and 2024, respectively. A significant portion of these expenses were professional fees and payroll costs.

Other Income and Expenses

During the three months ended June 30, 2025, we recognized $388,511, as a loss on extinguishment of debt in conjunction with related party debt.

During the three months ended June 30, 2025, and 2024, interest expense accrued in the amount of $88,719 and $88,322, respectively.

During the three months ended June 30, 2025, and 2024, other expenses related to pursuing potential financing alternatives were $0, and $155,000, respectively. These expenses are related to additional consultant fees in pursuit of bonds.

Income Taxes

During the three months ended June 30, 2025, and 2024, the Company recorded net loss before income taxes of $607,994, and $436,429, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset. The relative increase in net loss before income taxes is due to the loss on extinguishment of debt.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of June 30, 2025, we had $55,266 of cash, compared to $168,648 as of March 31, 2025. As of June 30, 2025, the Company had access to draw an additional $4,265,942 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $45,000, which includes salaries of our employee, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of June 30, 2025, totaled $448,988, and other accrued liabilities totaled $2,144,271. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through August 2026.

Debt

At June 30, 2025, we owed $5,443,352, including accrued interest, for debt obligations. We owed $3,290,058 in principal pursuant to notes payable and lines-of-credits from related parties, $300,000 in other notes payable, and had fully paid off the principal owing on the 8% Convertible Debenture. As of June 30, 2025, a line-of-credit to a third party had a balance of $1,159,508 due on November 30, 2026, or when the Company completes a successful equity raise, at which time principal and interest is due in full. A line-of-credit to a second third party had a principal balance of $1,304,550 and is currently extended due on November 30, 2026. As of June 30, 2025, unsecured promissory notes had principal balances totaling $826,000 and are due on November 30, 2025. The convertible debenture agreement, which has no principal balance due as of June 30, 2025, is open through August 31, 2026. As of August 13, 2025, there was $4,265,942 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement.

Critical Accounting Policies and Estimates

See Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which was filed with the SEC on June 30, 2025.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2025, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended June 30, 2025, to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed June 30, 2025. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended June 30, 2025.

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

* Previously filed as an Exhibit to the registrant’s Annual Report on form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission on June 30, 2025, and incorporated by reference herein.

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

SUNDANCE STRATEGIES, INC.

Date: August 13, 2025	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

