Form 10-Q
period 2025-12-31
Sundance Strategies, Inc.
filed 2026-02-17
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

As of February 17, 2026, the registrant had 43,063,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	March 31,
	2025	2025
	(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$40,287	$168,648
Prepaid expenses and other assets	13,500	9,555

Total Current Assets	53,787	178,203

Total Assets	$53,787	$178,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$445,537	$446,885
Accrued expenses	559,510	880,073
Current portion of notes payable	485,000	300,000
Current portion of notes payable, related parties	-	826,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	1,890,047	2,852,958

Long-Term Liabilities
Accrued expenses	1,798,142	1,164,295
Notes payable, related parties, net of current portion	3,296,435	2,464,058

Total Long-Term Liabilities	5,094,577	3,628,353

Total Liabilities	6,984,624	6,481,311

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 43,063,441 shares issued and outstanding as of December, 31 2025; and March, 31 2025	43,064	43,064
Additional paid-in capital	32,545,669	32,154,076
Accumulated deficit	(39,519,570)	(38,500,248)

Total Stockholders’ Deficit	(6,930,837)	(6,303,108)

Total Liabilities and Stockholders’ Deficit	$53,787	$178,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

Income from Investments	$-	$-	$-	$-

General and Administrative Expenses	110,504	143,513	341,057	503,457

Loss from Operations	(110,504)	(143,513)	(341,057)	(503,457)

Other Income (Expense)
Loss on extinguishment of debt	-	-	(388,511)	-
Interest expense	(95,204)	(87,480)	(274,754)	(262,368)
Financing expense	(15,000)	(30,000)	(15,000)	(200,000)

Total Other Income (Expense)	(110,204)	(117,480)	(678,265)	(462,368)

Loss Before Income Taxes	(220,708)	(260,993)	(1,019,322)	(965,825)
Income Tax Provision (Benefit)	-	-	-	-

Net Loss	$(220,708)	$(260,993)	$(1,019,322)	$(965,825)

Loss per share:
Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	43,063,441	43,063,441	43,063,441	42,702,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2024	42,258,441	$42,259	$30,914,682	$(36,896,866)	$(5,939,925)

Common stock and warrants issued for cash	180,000	180	179,820	-	180,000

Net loss	-	-	-	(436,429)	(436,429)

Balance, June 30, 2024	42,438,441	$42,439	$31,094,502	$(37,333,295)	$(6,196,354)

Common stock and warrants issued for cash	625,000	625	624,375	-	625,000

Net loss	-	-	-	(268,403)	(268,403)

Balance, September 30, 2024	43,063,441	$43,064	$31,718,877	$(37,601,698)	$(5,839,757)

Net loss	-	-	-	(260,993)	(260,993)

Balance, December 31, 2024	43,063,441	$43,064	$31,718,877	$(37,862,691)	$(6,100,750)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2025	43,063,441	$43,064	$32,154,076	$(38,500,248)	$(6,303,108)

Warrants issued in connection to extinguishment of debt	-	-	388,511	-	388,511

Net loss	-	-	-	(607,994)	(607,994)

Balance, June 30, 2025	43,063,441	$43,064	$32,542,587	$(39,108,242)	$(6,522,591)

Net loss	-	-	-	(190,620)	(190,620)

Balance, September 30, 2025	43,063,441	$43,064	$32,542,587	$(39,298,862)	$(6,713,211)

Warrants issued in connection with debt issuances	-	-	3,082	-	3,082

Net loss	-	-	-	(220,708)	(220,708)

Balance, December 31, 2025	43,063,441	$43,064	$32,545,669	$(39,519,570)	$(6,930,837)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(UNAUDITED)

	Nine Months Ended December 31,
	2025	2024

Operating Activities

Net Loss	$(1,019,322)	$(965,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	388,511	-
Amortization of debt discount	771	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	(3,946)	(4,575)
Accounts payable	(1,348)	(10,502)
Accrued expenses	313,284	155,662

Net Cash used in Operating Activities	(322,050)	(825,240)

Financing Activities

Proceeds from issuance of common stock and warrants	-	805,000
Proceeds from issuance of notes payable, related party	8,689	-
Repayment of notes payable, related party	-	(50,000)
Proceeds from issuance of notes payable	185,000	-

Net Cash provided by Financing Activities	193,689	755,000

Net Change in Cash and Cash Equivalents	(128,361)	(70,240)
Cash and Cash Equivalents at Beginning of Period	168,648	329,860

Cash and Cash Equivalents at End of Period	$40,287	$259,620

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$150,000
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Warrants issued in connection with debt issuances	$3,082	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2025

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which was filed with the SEC on June 30, 2025. The results from operations for the three and nine month periods ended December 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2026. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders’ equity, and cash flows at December 31, 2025, and for all periods presented herein have been made.

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

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three and nine months ended December 31, 2025, or 2024, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of December 31, 2025, and 2024, are comprised of warrants convertible into 14,126,255 and 14,203,573 shares of common stock, respectively.

New Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties, and the issuance of notes payable and convertible debentures. As of December 31, 2025, the Company had $40,287 of cash assets, compared to $168,648 as of March 31, 2025. As of December 31, 2025, the Company had access to draw an additional $115,000 on notes payable (see Note 4); $4,257,253 on the notes payable, related party (see Note 5); and $3,000,000 on the Convertible Debenture Agreement (see Note 6). For the nine months ended December 31, 2025, the Company’s average monthly operating expenses were approximately $40,000, which includes salaries of the Company’s employee, consulting agreements and contract labor, general and administrative expenses, and legal and accounting expenses. In addition to the monthly operating expenses, in the Company’s pursuit of other debt and equity financing opportunities, $15,000 and $200,000 were incurred during the nine months ended December 31, 2025, and 2024, respectively. As management continues to explore additional financing alternatives, beginning January 1, 2026, the Company is expected to spend up to an additional $300,000 on these efforts. Outstanding Accounts Payable as of December 31, 2025, totaled $445,537. Management has concluded that its existing capital resources and availability under its existing debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements, or through February 2027. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the three months ended December 31, 2025, and 2024.

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

(4) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due April 6, 2023. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expired 3 years from the date of the promissory note. Since the original note date, the unsecured promissory note with Satco International, Ltd. has been amended through a series of amendments to extend the due date from April 6, 2023, to August 31, 2026, or at the immediate time when alternative financing or other proceeds are received. These extensions have no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see Note 6). As of December 31, 2025, and March 31, 2025, accrued interest on the note totaled $113,753, and $95,671, respectively.

On September 30, 2025, the Company executed an unsecured promissory note with a shareholder. This promissory note bears interest at a rate of 7.5% annually, is due September 30, 2026, functions as a line of credit, and has a credit limit of $300,000. As of December 31, 2025, the company has borrowed $185,000 and accrued interest on the note totaled $2,437.

(5) NOTES PAYABLE, RELATED PARTY

As of December 31, 2025, and March 31, 2025, the Company had borrowed $3,298,747, and 3,290,058, respectively, excluding accrued interest, from related parties. Short-term accrued interest associated with the Notes Payable, Related Parties and Promissory Notes, Related Parties, of $0 and $504,608 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2025, and March 31, 2025, respectively. Long-term accrued interest associated with the Notes Payable, Related Parties, and Promissory Notes, Related Parties, of $1,798,142 and $1,040,070 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2025, and March 31, 2025, respectively.

Related Party Promissory Notes

As of both December 31, 2025, and March 31, 2025, the Company owed $826,000, exclusive of accrued interest, under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. Subsequent to quarter end, as per the provision outlined in Note 7, Mr. Dickman agreed to extend the unsecured promissory note to April 30, 2027 (see Note 8). During the nine months ended December 31, 2025, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of December 31, 2025, accrued interest on the notes totaled $585,634. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time. The total number of warrants issued to the related party lender was 1,994,332 as of December 31, 2025 (See Note 7 for further details on these warrants).

Related Party Note Payable and Line of Credit Agreements

As of December 31, 2025, and March 31, 2025, the Company owed $1,304,550, exclusive of accrued interest, under the note payable and line of credit agreement with Kraig T. Higginson, Chairman of the Board of Directors and a stockholder. As of December 31, 2025, the agreement allowed for borrowings of up to $4,600,000. The note payable has a due date of the principal and interest on the note of May 31, 2028, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum. During the nine months ended December 31, 2025, the Company did not borrow and made no repayments of principal on this agreement. As of December 31, 2025, accrued interest on this note totaled $574,918. The total number of warrants issued to the related party lender was 4,255,775 as of December 31, 2025 (see Note 7 for further details on these warrants).

As of December 31, 2025, and March 31, 2025, the Company owed $1,168,197, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The note payable has a due date of the principal and interest on the note of May 31, 2027, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the nine months ended December 31, 2025, the Company did borrowed $8,689 and made no repayments of principal on this agreement. As of December 31, 2025, accrued interest on this agreement totaled $612,085. The total number of warrants issued to the related party lender was 4,066,148 as of December 31, 2025 (see Note 7 for further details on these warrants).

As of December 31, 2025, there was $2,312 debt discount on related party notes payable.

(6) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2026. During the three and nine months ending December 31, 2025, and 2024, the Company did not borrow and made no repayments of principal on this agreement. As of December 31, 2025, and March 31, 2025, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at December 31, 2025, and March 31, 2025.

(7) STOCKHOLDERS’ EQUITY

Common Stock

Effective December 6, 2018, three existing stockholders have contributed to the Company a portion of their common shares held at a repurchase price to the Company of $0.05 per share. The Company has cancelled the acquired shares, which decreased the common shares outstanding. The total number of common shares cancelled/retired was 8,000,000, of which 6,000,000 shares were owned by a related party to the Company. The total liability related to the repurchase of these shares is $400,000, with repayment to the related party stockholders contingent on a major financing event. $300,000 of the $400,000 liability is due to a related party.

On August 15, 2023, the Company issued a private placement memorandum offering to raise up to $1,500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. Between September 20, 2023, and July 10, 2024, the Company received subscription agreements from ten separate investors, for 1,655,000 shares of common stock in conjunction with a purchase of 3,310,000 warrants to purchase shares of common stock. The proceeds from these transactions were $1,655,000.

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

During the nine months ended December 31, 2025, the Company issued Radiant Life, LLC 1,399,508 warrants in conjunction with an extension of the maturity dates of notes payable, and 17,378 warrants related to a draw on the line of credit. The exercise price of these warrants was $0.41. The value of the warrants on the date of grant related to the note extension, as calculated by the Black-Scholes-Merton valuation model was $388,511. The inputs used in this calculation included a fair value of the underlying common stock of $0.409 per share, a risk-free of 3.81%, volatility of 82.79%, and a dividend rate of 0%. The value of the warrants on the date of grant related to the draw on the line of credit, as calculated by the Black-Scholes-Merton valuation model was $4,777. The inputs used in this calculation included a fair value of the underlying common stock of $0.409 per share, a risk-free of 3.78%, volatility of 81.58%, and a dividend rate of 0%.

Between June 18, 2024, and July 10, 2024, the Company issued 1,610,000 warrants to equity investors, which vested immediately and expire 5 years from the date of issuance, in conjunction with a purchase of 805,000 shares of the Company’s common stock. The exercise price of these warrants was $0.35.

During the nine months ended December 31, 2025, 1,786,754 warrants expired. These warrants were issued in 2020 in association with monies loaned to the Company by the Chairman of the Board of Directors, and when a related party investor extended a note payable. These warrants had an exercise price of $0.05.

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

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at March 31, 2024	14,043,573	0.75
Granted	3,154,550	0.38
Reductions	(2,702,000)	0.40
Outstanding at March 31, 2025	14,496,123	0.73
Granted	1,416,886	0.41
Reductions	(1,786,754)	0.05
Outstanding at December 31, 2025	14,126,255	0.79

The following table summarizes the warrants issued and outstanding as of December 31, 2025:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	220,000	220,000	0.70	$11,000
0.35	3,310,000	3,310,000	3.11	1,158,500
0.41	4,996,465	4,996,465	3.74	2,048,551
1.05	5,049,790	5,049,790	1.73	5,302,280
2.00	50,000	50,000	0.59	100,000
5.00	500,000	500,000	1.07	2,500,000
	14,126,255	14,126,255		$11,120,331

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(8) SUBSEQUENT EVENTS

On January 8, 2026, the Company negotiated with the Chairman of the Board of Directors to extend the due date of the notes payable and line of credit to May 31, 2028. In conjunction with this note extension the Company issued 1,664,550 warrants to the Chairman of the Board of Directors (see Note 4). The exercise price of these warrants was $0.41, these warrants have a cashless exercise option, and these warrants expire in 5 years from the issue date.

On January 14, 2026, the Company negotiated with Mr. Dickman and Radiant Life, LLC to extend the due date of the notes payable and lines of credit to April 30, 2027, and May 31, 2027, respectively. In conjunction with these note extensions, the Company issued 1,166,000 and 1,288,197 warrants, respectively (see Note 4). The exercise price of these warrants was $0.41, these warrants have a cashless exercise option, and these warrants expire in 5 years from the issue date.

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

Results of Operations

Three-Months Ended December 31, 2025, Compared with Three-Months Ended December 31, 2024

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the three months ended December 31, 2025, or 2024.

General & Administrative Expenses

General and administrative expenses totaled $110,504, and $143,513 during the three months ended December 31, 2025, and 2024, respectively. A significant portion of these expenses were professional fees and payroll costs.

Other Income and Expenses

During the three months ended December 31, 2025, and 2024, interest expense accrued in the amount of $95,204 and $87,480, respectively.

During the three months ended December 31, 2025, and 2024, other expenses related to pursuing potential financing alternatives were $15,000, and $30,000, respectively. These expenses are related to additional consultant fees in pursuit of bonds.

Income Taxes

During the three months ended December 31, 2025, and 2024, the Company recorded net loss before income taxes of $220,708, and $260,993, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset. The relative increase in net loss before income taxes is due to the loss on extinguishment of debt.

Nine-Months Ended December 31, 2025, Compared with Nine-Months Ended December 31, 2024

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the nine months ended December 31, 2025, or 2024.

General & Administrative Expenses

General and administrative expenses totaled $341,057, and $503,457 during the nine months ended December 31, 2025, and 2024, respectively. A significant portion of these expenses were professional fees and payroll costs.

Other Income and Expenses

During the nine months ended December 31, 2025, we recognized $388,511, as a loss on extinguishment of debt in conjunction with related party debt.

During the nine months ended December 31, 2025, and 2024, interest expense accrued in the amount of $274,754 and $262,368, respectively.

During the nine months ended December 31, 2025, and 2024, other expenses related to pursuing potential financing alternatives were $15,000, and $200,000, respectively. These expenses are related to additional consultant fees in pursuit of bonds.

Income Taxes

During the nine months ended December 31, 2025, and 2024, the Company recorded net loss before income taxes of $1,019,322, and $965,825, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset. The relative increase in net loss before income taxes is due to the loss on extinguishment of debt.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of December 31, 2025, we had $40,287 of cash, compared to $168,648 as of March 31, 2025. As of December 31, 2025, the Company had access to draw an additional $115,000 on notes payable; $4,257,253 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $40,000, which includes salaries of our employee, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of December 31, 2025, totaled $445,537, and other accrued liabilities totaled $2,357,652. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through February 2027.

Debt

At December 31, 2025, we owed $5,822,344, including accrued interest, for debt obligations. We owed $3,298,747 and 1,798,182 in principal and accrued interest, respectively, pursuant to notes payable and lines-of-credits from related parties, $485,000 and $240,415 in notes payable to unrelated parties in principal and interest, respectively. As of December 31, 2025, a line-of-credit to a related party had a balance of $1,168,197 and is currently extended to be due on May 31, 2027, or when the Company completes a successful equity raise, at which time principal and interest is due in full. A line-of-credit to a second related party had a principal balance of $1,304,550 and is currently extended to be due on May 31, 2028. As of December 31, 2025, unsecured promissory notes had principal balances totaling $826,000 and are currently extended to be due on April 30, 2027. The convertible debenture agreement, which has no principal balance due as of December 31, 2025, is open through August 31, 2026. As of February 17, 2026, there was $115,000 available under promissory notes, $4,257,253 available under the lines-of-credit we currently have with related parties, and $3,000,000 available under the 8% convertible debenture agreement.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the first three quarters of Fiscal Year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2025, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended December 31, 2025, to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed June 30, 2025. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended December 31, 2025.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.27	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated April 10, 2019. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547).
10.28	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.29	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated February 4, 2020(incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.30	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 8, 2020 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.31	First Amendment to the Note Payable and Line of Credit Agreement between Sundance Strategies, Inc. and Kraig Higginson, dated April 3, 2020 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.32	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.33	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated July 13, 2020 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.34	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated December 19, 2019 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.35	Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated April 6, 2021 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.36	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated August 9, 2021 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.37	Promissory Note between Sundance Strategies, Inc. and Radiant Life, LLC, dated July 29, 2021 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)

10.38	Private Placement Memorandum, effective November 5, 2022 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.39	Agreement between Sundance Strategies, Inc. and Tradability, LLC, dated January 1, 2022 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.40	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated June 5, 2023 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.41	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated February 2, 2023 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.42	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 2, 2023 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.43	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated February 2, 2023 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.44	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated February 9, 2023 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.45	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated June 12, 2023 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.46	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated June 9, 2023 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.47	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 26, 2024 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.48	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated January 26, 2024 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.49	Extension to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 1, 2024 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.50	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated January 3, 2025*
10.51	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 24, 2025*
10.52	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated January 26, 2025*
10.53	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 8, 2026
10.54	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life LLC, dated January 14, 2026
10.55	Extension to Agreement Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated January 14, 2026
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350‡
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101 SCH	Inline XBRL Schema Document**
101 CAL	Inline XBRL Calculation Linkbase Document**
101 DEF	Inline XBRL Defindition Linkbase Document**
101 LAB	Inline XBRL Labels Linkbase Document**
101 PRE	Inline XBRL Presentation Linkbase Document**
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

SUNDANCE STRATEGIES, INC.

Date: February 17, 2026	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

