Form 10-K
period 2026-03-31
Sundance Strategies, Inc.
filed 2026-06-29
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 29, 2026, the registrant had 43,063,441 shares of common stock, par value $0.001, issued and outstanding. The aggregate market value of common shares held by non-affiliates as of September 30, 2025 (the most recent second quarter), was $6,734,673. The total number of shares of common stock beneficially owned by executives, directors, and 10% stockholders as of September 30, 2025, was 33,701,971.

Documents incorporated by reference.

None.

SUNDANCE STRATEGIES, INC.

In this Annual Report, references to “Sundance,” the “Company,” “management,” “we,” “us,” “our” and words of similar import refer to Sundance Strategies, Inc., a Nevada corporation and its wholly-owned subsidiary, ANEW LIFE, INC., a Utah corporation (“ANEW LIFE”), unless the context requires otherwise.

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

Employees

On March 31, 2026, we had one full-time employee: Randall F. Pearson, our President.

Available Information

Our website address is www.sundancestrategies.com. We make available free of charge on the Financials portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A. Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Any of these risks could harm our business. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. These risks should be considered together with the other information contained in this Form 10-K, including our consolidated financial statements and related notes.

Summary of Risk Factors

Our business is subject to several risks and uncertainties, including those described at length in the Risk Factors section below. We consider the following to be our most material risks:

Risks Relating to Our Business

●	We have historically used significant amounts of cash in operating activities since our inception and may continue to use significant amounts of cash for operating activities in the foreseeable future.
●	We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs and commercialization efforts or cause us to become insolvent.
●	Our ability to execute our business plan depends on obtaining continued financing.
●	We may default on our obligations under various debt arrangements, which may accelerate our repayment obligations or otherwise limit our access to future financing.
●	Our management team relies on outside consultants and others in our industry to make informed business decisions; potential conflicts of interest involving those parties who are relied upon could adversely affect the execution of our business model.
●	Current and future federal regulation under the Dodd-Frank Act’s consumer protection provisions may have an adverse effect on our business and our planned business operations.
●	General economic conditions could have an adverse effect on our business.
●	The costs in time and expense of being a publicly-held company are substantial and will only increase if our business model is successful.
●	Inadequate funding will impede execution of our business model.
●	We are new to the bond, life settlement, and financial advisory industry and may not be able to successfully compete in this industry.
●	Historically, 99% of our total assets are interests in life settlement policies, resulting in a lack of diversification of assets and concentration in assets that are subject to significant fluctuations in value.
●	Limitations to the financial model we use may result in inaccurate or incomplete projections of future cash flow from the insurance policies.

●	The individuals insured by the life insurance policies may live longer than their actuarial life expectancies and thereby, cash flows from life insurance policies may be delayed.
●	Having relatively few insureds could cause the overall performance to be unduly influenced by a relatively small number of underlying policies that perform better or worse than expected.
●	Increased general market interest rates could increase the carrying costs of the life insurance policies and reduce the related cash flows.
●	Changes to foreign banking laws and regulations or decreased lending capacity for life settlements could have a negative impact on ability of Holders to obtain loans with respect to purchases of life settlements.
●	Holders may be required to obtain MRI coverage as a condition of our business model, which, if unavailable, could potentially increase our risk of failure.
●	The lapse of life insurance policies will result in the entire loss of our interest in the death benefits from those particular policies.
●	Actual results from life settlement products may not match expected results, which could reduce returns and also adversely affect the ability to service and grow a portfolio for actuarial stability.
●	The limited number of sellers of life settlement products in the secondary market may limit the ability to negotiate favorable prices in the acquisition of such life settlement interests.
●	We do not track concentrations of pre-existing medical conditions of insureds in our guidelines for purchasing life settlement products.
●	If life settlement products are determined to be “securities,” Holders may be required to register as an investment company under the Investment Company Act, which would substantially increase SEC reporting costs and oversight of a Holder’s business operations.
●	There is poor liquidity in the secondary market for life insurance and life settlements.

Risks Related to the Life Insurance Policies

●	Life settlements, and therefore our common stock, are highly speculative and may lose all of their value.
●	Policies may be determined to have been issued without an “insurable interest” and could be void or voidable.
●	Additional insurable interest concerns regarding life insurance policies originated pursuant to premium finance transactions may also result in adverse decisions that could effect policies.
●	Fraud in the application for life insurance can also affect assets and interest in policies.
●	The risk of litigation with issuing insurance companies could substantially raise our costs of operation and increase our risk of loss.
●	The contestation of the life insurance policies by the applicable issuing insurance companies could result in the loss of the benefits from such life insurance policies.
●	Increases in cost of insurance could reduce estimated returns and lower revenues.
●	Carrier and service partner credit risk can adversely affect life settlements.
●	The inability to keep track of the insureds could keep us from updating the medical records of the insured.
●	Lost insureds can result in a delay or a loss of an insurance benefit that would have a negative effect on revenues and prospects.
●	U.S. life settlement and viatical regulations may result in determination(s) of applicable law violations.
●	State protections for the insolvency of an insurance company are limited.
●	Liability for failing to comply with U.S. privacy safeguards.
●	Cyber-attacks or other security breaches could have a material adverse effect on our business.
●	U.S. privacy concerns may affect the access to accurate and current medical information regarding the insured under life insurance policies.

Risk Factors Related to Our Common Stock

●	There is a limited public market for our common stock, and any market that may develop could be volatile.
●	We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Our management and two stockholders beneficially own approximately 65% of our outstanding common stock and therefore can exert control over our business.
●	Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Risk Factors Relating to Our Business

We have historically used significant amounts of cash in operating activities since our inception and may continue to use significant amounts of cash for operating activities in the foreseeable future.

We have historically used substantial amounts of cash in operating activities. To date, our operations have not generated sufficient cash flow to fund our operations, and we have relied on cash provided by financing activities, including amounts received under notes payable and lines-of-credit with related parties. Should we default under these obligations, it may also limit our ability to obtain future financing from related or third parties.

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

We may raise additional funds in equity or debt financings or enter into credit facilities in order to access funds for our capital needs. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. In addition, future equity investors may require, as a condition to their investment, that all or a portion of our outstanding debt be converted to equity, and our debtholders may not be willing to do so. If we raise additional funds through further issuances of equity or convertible debt securities, and/or if we convert all or a portion of our existing debt to equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, we may significantly scale back our operations or we may become insolvent. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

Our ability to execute our business plan depends on obtaining continued financing.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Our ability to fund operations and execute our business plan depends on continued access to debt and equity financing, including financing from related parties. Although management has concluded that no substantial doubt exists regarding the Company’s ability to continue as a going concern for the one-year period following the issuance of these financial statements, there can be no assurance that additional financing will be available on acceptable terms, or at all, to support our longer-term business objectives.

Management believes these actions, together with existing cash resources and available borrowing capacity under current financing arrangements, will provide sufficient liquidity to meet operating needs for at least the next 12 months from the issuance of these financial statements. However, our ability to execute our longer-term business strategy will depend on obtaining additional financing, and there can be no assurance that such financing will be available on favorable terms or at all.

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

Changes in general economic conditions, including, for example, interest rates, investor sentiment, market and regulatory changes specifically affecting the insurance industry, competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, can substantially and adversely affect our business and prospects. There continues to be uncertainty about the prospects for growth in the U.S. economy as well as economies of other countries, driven by factors such as rising government debt levels, prospective Federal Reserve (and similar foreign bodies) policy shifts, the withdrawal of government interventions in financial markets, changing consumer spending patterns, and changing expectations for inflation and deflation. These factors have adversely affected the financial markets and the claims-paying ability of many insurers. Such uncertainties and general economic trends can affect the ability to obtain funds to finance life settlement products. None of these risks are or will be within our control.

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

The market for our common stock has been limited due to, among other factors, low public float of our common stock, low trading volume and the small number of brokerage firms acting as market makers. There were 19,241,922  shares of our common stock held by non-affiliates as of March 31, 2026. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to.

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

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. Of the 43,063,441 shares of our common stock that were outstanding as of March 31, 2026, 225,000 of such shares are subject to leak-out agreements. Pursuant to such agreements, each of these stockholder’s common stock can only be sold in an amount equal to 0.25% (1/4%) of our outstanding securities (to be defined for all purposes thereof as the amount indicated in our most recent filing with the SEC) during each of the four quarterly periods beginning on January 1, 2017; 0.01 (1%) of our outstanding securities during each of the next four successive quarterly periods, all on a non-cumulative basis, meaning that if no common stock was sold during any quarterly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive quarterly period (the “Leak-Out Period”). Notwithstanding the foregoing, any stockholder subject to a lock-up/leak-out agreement that owns less than 100,000 shares of common stock that are covered thereby, is allowed to sell such stockholder’s common stock. Our remaining outstanding shares are mostly freely tradable under Rule 144 and certain limitations on the number of shares that can be sold quarterly by “affiliates” of the Company as defined under the Securities Act. Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock. See the captions “Market Price of Common Stock and Related Matters” and “Security Ownership of Certain Beneficial Owners and Management” of Part II, Item 5, below for further information. Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our common stock.

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

Governance

Our Board of Directors is to provide oversight of our cybersecurity program through an annual risk review. On an annual basis, cybersecurity risk and mitigation strategies are reviewed as part of management’s reporting to the Board of Directors, which includes reporting significant business risks, including cybersecurity mitigation strategies employed to manage these risks, and a review of any emerging risks. Annually, management is to provide an overview of our cybersecurity program to the Board of Directors, including a review of key strategies, emerging risks, and a summary of key performance indicators. As of the date of this filing, we have not experienced any material cybersecurity incidents.

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

Holders

As of June 29, 2026, we had 126 stockholders of record and an indeterminate number of stockholders who held shares in “street name.”

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

Recent Sales of Unregistered Securities

During the year ended March 31, 2026, the Company issued 1,664,550 warrants to the Chairman of the Board of Directors, 2,687,705 warrants to Radiant Life, LLC, and 1,166,000 warrants to Mr. Dickman in conjunction with various extensions of maturity dates during the period (see Note 8). The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $242,791, $576,773, and $170,404, respectively. The inputs used in this calculation included a fair value of the underlying common stock between $0.25 and $0.409 per share, a risk-free rate between 3.72% and 3.81%, volatility between 81.93% and 82.79%, and a dividend rate of 0%.

On December 09, 2025 the Company issued 17,378 warrants to Radiant Life, LLC in conjunction with monies borrowed (see Note 8). The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model, was $4,777. The inputs used in this calculation included a fair value of $0.409 per share, a risk-free rate of 3.78%, volatility of 81.58% and a dividend rate of 0%.

During the year ended March 31, 2025, the Company issued 1,544,550 warrants to the Chairman of the Board of Directors in conjunction with an extension of the maturity dates of certain debt instruments. The exercise price of these warrants was $0.41 per share. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $435,199. The valuation inputs included a fair value of the underlying common stock of $0.409 per share, a risk-free interest rate of 4.43%, an expected volatility of 83.74% and a dividend yield of 0%.

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

For the fiscal year ended March 31, 2026, the Company earned no revenue from bond advisory or portfolio consulting services. Management continues to pursue opportunities, but no definitive engagements were in place as of the date of this report.

Results of Operations

Fiscal year ended March 31, 2026 compared to March 31, 2025

General & Administrative Expenses

General and administrative expenses totaled $436,110 and $604,167 during the years ended March 31, 2026, and 2025, respectively. A significant portion of these expenses were professional fees, payroll, and rent. The decrease in general and administrative expenses is mostly due to decreased professional fees during 2026.

Other Income and Expenses

During the years ended March 31, 2026 and 2025, we recognized losses on extinguishment of debt totaling $989,968 and $435,199, respectively, in connection with related party debt arrangements. The increase in loss for the year ended March 31, 2026, reflects a higher volume of debt extensions or modifications that resulted in extinguishment accounting treatment compared to the prior year.

For the years ended March 31, 2026, and 2025, interest expense totaled $372,847 and $349,016 , respectively.

For the years ended March 31, 2026, and 2025, expenses incurred pursuing potential financing alternatives totaled $15,000 and $215,000, respectively. The decrease in financing-related expenses is primarily attributable to decreased costs incurred in connection with bond structuring and placement efforts.

Income Taxes

During the years ended March 31, 2026, and 2025, the Company recorded a net loss before income taxes of $1,813,964 and $1,603,382, respectively. The income tax provision for both periods was also $0.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties, and the issuance of convertible debentures. As of March 31, 2026, we had $32,035 of cash, compared to $168,648 as of March 31, 2025. As of March 31, 2026, the Company had access to draw an additional $4,257,253 on the notes payable, related party, $55,000 on a promissory note, and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses average approximately $37,000, which includes the salary of our employee, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, and estimated legal and accounting expenses. Outstanding Accounts Payable as of March 31, 2026, totaled $451,372, and other accrued liabilities totaled $ 2,470,347. We believe that the available capacity under our existing related party lines of credit, together with our current capital resources, will be sufficient to fund our operating and working capital needs for at least the 12-month period following the issuance of these financial statements.

2026 Cash Flows Compared to 2025 Cash Flows

For the year ended March 31, 2026, we recorded net cash used in operating activities of $390,302, compared to $916,212 during the prior year. The decrease in cash used is primarily attributable to a reduction in financing expenses and a reduction in operating expenses, as well as higher non-cash accrual of interest payable which resulted in a larger adjustment to reconcile net loss to operating cash.

For the years ended March 31, 2026, and 2025 no cash was used in or provided by investing activities.

During the years ended March 31, 2026, and 2025 net cash provided by financing activities was $253,689, and $755,000, respectively. The Company borrowed on new related-party promissory notes and existing notes payable and lines-of-credit in the amounts of $8,689 during the year ended March 31, 2026. Additionally, during the years ended March 31, 2026, and 2025, the Company received $0 and $805,000 in proceeds raised by issuance of our common stock through private placement memorandums, respectively.

Debt

At March 31, 2026, we owed $5,978,126, including accrued interest, for debt obligations. We owed $3,298,747 in principal pursuant to notes payable and lines-of-credits from related parties and $545,000 in other notes payable. As of March 31, 2026, one note payable had a principal balance of $1,168,197 and has been extended to be due on May 31, 2027 or when the Company completes a successful equity raise (if earlier than the due date), at which time principal and interest is due in full. The second note payable and line-of-credit had a principal balance of $1,304,550, and the line of credit and has been extended to be due May 31, 2028. The third series of related-party promissory notes had a total principal balance of $826,000 and is due on April 30, 2027. The convertible debenture agreement, which has no principal balance due as of March 31, 2026, is open through August 31, 2026. As of June 29, 2026, there was $4,257,253 available under the lines-of-credit we currently have with related parties and $3,000,000 available under the 8% convertible debenture agreement, and $55,000 available under the 7.5% promissory note.

We may borrow money in the future to finance our operations but can make no guarantees that such credit will be made available to us. Any such borrowing will increase the risk of loss to the debt holder in the event we are unsuccessful in repaying such loans.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the Company will continue to operate and meet its obligations in the ordinary course of business. As the Company does not currently generate revenue, it will need to rely on related party debt financing and/or additional capital raises to meet its financial obligations.

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

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations by maturity date as of March 31, 2026:

		Maturity Date
	Total	Year Ended March 31, 2027	Year Ended March 31, 2028	Thereafter
Debt Obligations (1)	$3,843,747	$245,000	$2,294,197	$1,304,550
Interest Payable	2,134,379	6,512	1,528,824	599,043
Total	$5,978,126	$251,512	$3,823,021	$1,903,593

(1)	Debt obligations consist of the principal pursuant to the notes payable from related parties and non-related parties (as mentioned above)

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

Going Concern Evaluation, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40. This evaluation requires significant judgment regarding the Company’s expected cash requirements, available sources of liquidity, the availability of funding under existing financing arrangements, the expected extension or renewal of certain debt obligations, and the likelihood of obtaining additional financing necessary to support operations. Management also considers its operating plans and other events and conditions that may affect liquidity during the one-year period following the issuance of the financial statements. Changes in these assumptions or the occurrence of unforeseen events could materially affect management’s conclusions regarding the Company’s ability to continue as a going concern and the related financial statement disclosures.

Stock-Based Compensation and Financing Costs, we measure stock-based compensation expense related to employee stock-based awards and stock-based expense associated with certain financing costs based on the estimated fair value of the awards as determined on the date of grant and is recognized as expense over the remaining requisite service period or vesting period of the warrant. We utilize the Black-Scholes pricing model to estimate the fair value of stock options issued as compensation and warrants issued as financing costs. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the estimated fair value of our common stock on the date of grant, the expected term of the stock option and warrant, and the expected volatility of our common stock over the period equal to the expected term of the grant or warrant. Uncontrollable uncertainties, such as fluctuation in interest rates, can have an effect on our Black-Scholes estimate calculations. Such fluctuations and other unforeseen changes in inputs could have a material impact on the general and administrative expenses within our financial statements. We estimate forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

We did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2026, and 2025.

Our recorded values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of the Notes Payable, Related Parties and Convertible Debenture approximate the fair values as the interest rate approximates market interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sundance Strategies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sundance Strategies, Inc. and Subsidiary (“the Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2026 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

June 29, 2026

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	March 31,
	2026	2025

ASSETS

Current Assets
Cash and cash equivalents	$32,035	$168,648
Prepaid expenses and other assets	9,449	9,555

Total Current Assets	41,484	178,203

Total Assets	$41,484	$178,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$451,372	$446,885
Accrued expenses	342,518	880,073
Current portion of notes payable	245,000	300,000
Current portion of notes payable, related parties	-	826,000
Stock repurchase payable	400,000	400,000
Total Current Liabilities	1,438,890	2,852,958

Long-Term Liabilities
Accrued expenses	2,127,869	1,164,295
Notes payable	300,000	-
Notes payable, related parties, net of current portion	3,298,747	2,464,058

Total Long-Term Liabilities	5,726,616	3,628,353

Total Liabilities	7,165,506	6,481,311

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 43,063,441 shares issued and outstanding as of March, 31 2026; and March, 31 2025	43,064	43,064
Additional paid-in capital	33,147,126	32,154,076
Accumulated deficit	(40,314,212)	(38,500,248)

Total Stockholders’ Deficit	(7,124,022)	(6,303,108)

Total Liabilities and Stockholders’ Deficit	$41,484	$178,203

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years Ended March 31,
	2026	2025

Revenue	$-	$-

General and Administrative Expenses	435,910	604,167

Loss from Operations	(435,910)	(604,167)

Other Expenses
Loss on extinguishment of debt	(989,968)	(435,199)
Interest expense	(372,886)	(349,016)
Financing expense	(15,000)	(215,000)

Total Other Expenses	(1,377,854)	(999,215)

Loss Before Income Taxes	(1,813,764)	(1,603,382)
Income Tax Provision	200	-

Net Loss	$(1,813,964)	$(1,603,382)

Loss per share:
Loss per share - basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding - basic and diluted	42,863,742	42,863,742

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2024	42,258,441	$42,259	$30,914,682	$(36,896,866)	$(5,939,925)

Common stock and warrants issued for cash	805,000	805	804,195	-	805,000

Warrants issued in connection to extinguishment of debt	-	-	435,199	-	435,199

Net loss	-	-	-	(1,603,382)	(1,603,382)

Balance, March 31, 2025	43,063,441	$43,064	$32,154,076	$(38,500,248)	$(6,303,108)

Warrants issued in connection with debt issuances	-	-	3,082	-	3,082

Warrants issued in connection to extinguishment of debt	-	-	989,968	-	989,968

Net loss	-	-	-	(1,813,964)	(1,813,964)

Balance, March 31, 2026	43,063,441	$43,064	$33,147,126	$(40,314,212)	$(7,124,022)

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2026	2025

Operating Activities

Net Loss	$(1,813,964)	$(1,603,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	989,968	435,199
Amortization of debt discount	3,082	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	106	(480)
Accounts payable	4,487	(977)
Accrued expenses	426,019	253,428

Net Cash used in Operating Activities	(390,302)	(916,212)

Financing Activities

Proceeds from issuance of common stock and warrants	-	805,000
Proceeds from issuance of notes payable	245,000	-
Proceeds from issuance of notes payable, related party	8,689	-
Repayment of notes payable, related party	-	(50,000)

Net Cash provided by Financing Activities	253,689	755,000

Net Change in Cash and Cash Equivalents	(136,613)	(161,212)
Cash and Cash Equivalents at Beginning of Period	168,648	329,860

Cash and Cash Equivalents at End of Period	$32,035	$168,648

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$150,000
Cash paid for income taxes	$200	$-
Non Cash Financing & Investing Activities, and Other Disclosures
Warrants issued in connection with debt issuances	$3,082	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026, and 2025

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

Basic and Diluted Net Loss Per Common Share, Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the years ended March 31, 2026, and 2025, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of March 31, 2026, and 2025, include warrants convertible into 18,245,002 and 14,496,123 shares of common stock, respectively.

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

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained if the position were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities on its balance sheet. Interest and penalties for uncertain positions, when applicable, would be recognized as a component of income tax expense.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the years ended March 31, 2026, and 2025.

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

(4) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of currency on hand and demand deposits at commercial banks. The Company had $32,035and $168,648 in cash and cash equivalents as of March 31, 2026, and 2025, respectively. The Company maintains non-interest-bearing accounts at two financial institutions. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2026, and 2025, the Company did not have balances in excess of FDIC insured amounts at these institutions.

(5) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due January 6, 2022. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expiring in 3 years from the date of the promissory note. Subsequent to year end, on June 5, 2026, the unsecured promissory note with Satco International, Ltd. was amended to extend the due date from August 31, 2026, to August 31, 2027, or at the immediate time when alternative financing or other proceeds are received (see note 11). This extension has no bearing on the warrants that were issued in conjunction with the original promissory note. The warrants associated with this unsecured promissory note expired without being exercised on April 6, 2024. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see note 7). As of March 31, 2026, accrued interest on the note totaled $119,671.

On September 30, 2025, the Company executed an unsecured promissory note with a shareholder. This promissory note bears interest at a rate of 7.5% annually, is due September 30, 2026, functions as a line of credit, and has a credit limit of $300,000. As of March 31, 2026, the Company has borrowed $245,000, and accrued interest on the note totaled $6,512.

(6) NOTES PAYABLE, RELATED PARTY

As of March 31, 2026, and 2025, the Company had borrowed $3,298,747 and $3,290,058 respectively, excluding accrued interest, from related parties. There was no unamortized debt discount with the Notes Payable, Related party as of March 31, 2026, or March 31, 2025. Short-term accrued interest associated with the Notes Payable, Related Party of $0 and $504,608 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2026, and March 31, 2025, respectively. Long-term accrued interest associated with the Notes Payable, Related Party of $1,883,971 and $1,040,070 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2026, and March 31, 2025, respectively.

Related Party Promissory Notes

As of both March 31, 2026, and 2025, the Company owed $826,000 under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. On January 14, 2026, the notes were amended to extend the due date from November 30, 2025 to April 30, 2027, or at the immediate time when alternative financing or other proceeds are received. As per the provision outlined in Note 8, the company agreed to provide Mr. Dickman with warrants for 1,166,000 shares of common stock (see Note 8) vested immediately upon issuance, having exercise prices of $0.41 per share, and a 5-year exercise window from the dates of issuance. During the years ended March 31, 2026, and March 31, 2025, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of March 31, 2026, and 2025, accrued interest on the notes totaled $613,595, and $504,608, respectively. In the event the Company completes a successful equity raise all principal and interest on the notes are due in full at that time. The total number of warrants issued to the related party lender as of March 31, 2026 is 3,160,332 (see Note 8 for further details on these warrants).

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

Related Party Note Payable and Line of Credit Agreements

As of March 31, 2026, and 2025, the Company owed $1,304,550, exclusive of accrued interest, under the note payable and line of credit agreement with Kraig T. Higginson, Chairman of the Board of Directors and a stockholder. On January 24, 2025, and again on January 08, 2026 the related party note payable and line of credit agreement was amended to extend the due date from November 30, 2025, to November 30, 2026, and then to May 31, 2028, or at the immediate time when alternative financing or other proceeds are received. As of March 31, 2026, the agreement allowed for borrowings of up to $4,600,000. During the years ended March 31, 2026, and 2025, the Company made no borrowings nor repayments of principal on this agreement. The note payable and line of credit agreement incurs interest at 7.5% per annum. As of March 31, 2026, and 2025, accrued interest on this note totaled $599,043, and $501,202, respectively. As per the provision outlined in Note 8, and in conjunction with the extension on January 24, 2025, the company agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 1,544,550 shares of common stock (see Note 8) vested immediately upon issuance, having exercise prices of $0.41 per share, and a 5-year exercise window from the dates of issuance. As per the provision outlined in Note 8, and in conjunction with the extension on January 08, 2026, the company agreed to provide the Chairman of the Board of Directors and a stockholder, with warrants for 1,664,550 shares of common stock (see Note 8) vested immediately upon issuance, having exercise prices of $0.41 per share, and a 5-year exercise window from the dates of issuance. The total number of warrants issued to the related party lender as of March 31, 2026 is 5,920,325 (see Note 8 for further details on these warrants).

As of March 31, 2026, and 2025, the Company owed $1,168,197 and $1,159,508 respectively in principal, under the note payable and lines of credit agreement with Radiant Life, LLC. The agreement allows for borrowings of up to $2,130,000. Through a series of extensions subsequent to the March 31, 2026, fiscal year end, the related party note payable and line of credit agreement was amended to extend the due date from November 30, 2026, to May 31, 2027, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum. During the years ended March 31, 2026, and 2025 the Company borrowed $8,689 and $0, respectively of principal under this agreement and made no repayments of principal. As of March 31, 2026, and 2025, accrued interest on this agreement totaled $671,333, and $538,868, respectively. As per the provision outlined in Note 8, and in conjunction with the extension on May 1, 2025, the Company also agreed to provide Radiant Life, LLC with warrants for 1,399,508 shares of common stock vested immediately upon issuance, having an exercise price of $0.41, and a 5-year exercise window from the dates of issuance. As per the provision outlined in Note 8, and in conjunction with the extension on January 14, 2026, the Company also agreed to provide Radiant Life, LLC with warrants for 1,288,197 shares of common stock vested immediately upon issuance, having an exercise price of $0.41, and a 5-year exercise window from the dates of issuance The total number of warrants issued to the related party lender was 5,354,345 as of March 31, 2026 (see Note 8 for further details).

(7) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2027 (see note 11), or at the immediate time when alternative financing or other proceeds are received. This extension has no bearing on the warrants that were issued in conjunction with the original promissory note.

As of March 31, 2026 and March 31, 2025, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2026, and 2025.

(8) STOCKHOLDERS’ EQUITY

Common Stock

On August 15, 2023, the Company issued a private placement memorandum offering to raise up to $1,500,000 through the issuance of restricted shares of the Company’s common stock (par value $0.001) to qualified investors. From June 18, 2024, to July 10, 2024, the Company received subscription agreements from investors, for 805,000 common shares at a purchase price of $1 per share, including 1,610,000 warrants exercisable at $0.35 per share, vested immediately upon issuance, with a five-year expiration. Proceeds to the company totaled $805,000.

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

Warrants to Purchase Common Stock

The following table summarizes the changes in warrants outstanding of the Company during years ended March 31, 2026, and 2025:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at March 31, 2024	14,043,573	0.75
Granted	3,154,550	0.38
Reductions	(2,702,000)	0.40
Outstanding at March 31, 2025	14,496,123	0.73
Granted	5,535,633	0.41
Reductions	(1,786,754)	0.05
Outstanding at March 31, 2026	18,245,002	0.70

The Company’s related party lenders consist of: the Chairman of the Board of Directors and a stockholder, Radiant Life, LLC and Mr. Dickman, a board member and stockholder. These holders of the related party unsecured promissory notes hold agreements that provide each related party with common stock warrants upon the lender’s extension of a maturity due date or upon the loaning of additional monies. The number of warrants issued for an extension is based on the following formula for borrowings occurring on or before March 31, 2024: 10,000 warrants per month the due date is extended plus one warrant for every $2 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). For borrowings occurring after March 31, 2024, the formula has been adjusted to the following: 20,000 warrants per month the due date is extended plus one warrant for every $1 of the principal balance outstanding (not including interest) at the time of the extension (rounded to the nearest whole warrant). Upon the loaning of additional monies, the lenders will also require 2 warrants for each dollar loaned. All warrants issued under these terms vested immediately upon issuance, have an exercise price approximately equivalent to the fair value of the Company’s common stock on the date of grant, and expire 5 years from the date of issuance.

During the year ended March 31, 2026, the Company issued 1,664,550 warrants to the Chairman of the Board of Directors in conjunction with an extension of the maturity dates during the period per the terms outlined above. The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $242,791. The inputs used in this calculation included a fair value of the underlying common stock of $0.25 per share, a risk-free of 3.74%, volatility of 81.93%, and a dividend rate of 0%.

During the year ended March 31, 2026, the Company issued 2,687,705 warrants to Radiant Life, LLC in conjunction with an extension of the maturity dates during the period per the terms outlined above. The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $576,773. The inputs used in this calculation included a fair value of the underlying common stock between $0.25 and $0.409 per share, a risk-free between 3.72% and 3.81%, volatility between 82.13 and 82.79%, and a dividend rate of 0%.

During the year ended March 31, 2026, the Company issued 1,166,000 warrants to Mr. Dickman in conjunction with an extension of the maturity dates during the period per the terms outlined above. The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $170,404. The inputs used in this calculation included a fair value of the underlying common stock of $0.25 per share, a risk-free of 3.72%, volatility of 82.13%, and a dividend rate of 0%.

During the year ended March 31, 2026, the Company issued 17,378 warrants to Radiant Life, LLC in conjunction with monies borrowed during the period (see Note 6) per the terms outlined above. The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $4,777. The inputs used in this calculation included a fair value of the underlying common stock of $0.409 per share, a risk-free of 3.78%, volatility of 81.58% and a dividend rate of 0%.

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

The following table summarizes the warrants issued and outstanding as of March 31, 2026:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	220,000	220,000	0.46	$11,000
0.35	3,310,000	3,310,000	2.87	1,158,500
0.41	9,115,212	9,115,212	4.08	3,737,237
1.05	5,049,790	5,049,790	1.48	5,302,280
2.00	50,000	50,000	0.34	100,000
5.00	500,000	500,000	0.82	2,500,000
	18,245,002	18,245,002		$12,809,017

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(9) LIQUIDITY REQUIREMENTS AND GOING CONCERN

Since 2013 the Company’s operations have been primarily financed through sales of equity, debt financing from related parties and the issuance of notes payable and convertible debentures. As of March 31, 2026, the Company had $32,035 of cash assets, compared to $168,648 as of March 31, 2025. As of March 31, 2026, the Company had access to draw an additional $4,257,253 on the notes payable, related party (see Note 6) and $3,000,000 on the Convertible Debenture Agreement (see Note 7). For the year ended March 31, 2026, the Company’s average monthly operating expenses were approximately $37,000, which includes salaries of our employees, consulting agreements and contract labor, general and administrative expenses and legal and accounting expenses. In addition to the monthly operating expenses, the Company continues to pursue other debt and equity financing opportunities, and as a result, financing expenses of $15,000 and $215,000 were incurred during the years ended March 31, 2026, and 2025, respectively. As management continues to explore additional financing alternatives, beginning April 1, 2026, the Company is expected to spend up to an additional $300,000 on these efforts. Outstanding Accounts Payable as of March 31, 2026 totaled $451,372. Management has concluded that its existing capital resources and availability under its existing convertible debentures and debt agreements with related parties will be sufficient to fund its operating working capital requirements for the 12 months from the issuance of the financial statements. Related parties have given informal assurance of their continued support, by way of either extensions of due dates, or increases in lines-of-credit. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

Management evaluated the conditions and events that could affect the Company’s ability to continue as a going concern for the one-year period following the issuance of these financial statements in accordance with ASC 205-40. Although the Company has incurred recurring operating losses, has limited cash resources, and is dependent upon related-party financing and future capital-raising activities, management’s plans include utilizing available borrowing capacity under existing financing arrangements, continuing to pursue additional debt and equity financing opportunities, and managing operating expenditures. Based on these factors, management concluded that the conditions described above do not raise substantial doubt about the Company’s ability to continue as a going concern because existing cash resources and available borrowing capacity under current financing arrangements are sufficient to fund operations and satisfy obligations as they become due for at least one year from the issuance of these financial statements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, under which assumption the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

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

Taxes based on income were as follows:

	March 31,
	2026	2025
Current:
U.S. federal tax	$-	$-
State taxes	200	-
	200	-
Deferred:
U.S federal tax	-	-
States taxes	-	-
	$-	$-

Provision for income taxes	$200	$-

Deferred taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$8,236,674	$8,080,869
Stock and Warrant Compensation	1,121,648	870,911
Accruals	72,422	58,201

Total deferred tax assets	9,430,744	9,009,981

Deferred tax liabilities:

Total deferred tax liabilities	-	-
Less valuation allowance	(9,430,744)	(9,009,981)
Net deferred tax assets	$-	$-

We assess available positive and negative evidence to estimate if sufficient future taxable income is expected to be generated to use existing deferred tax assets. On the basis of our assessment, we record valuation allowances for deferred tax assets that do not meet the more-likely-than-not realization threshold. Our assessment of the future realizability of our deferred tax assets relies on our forecasted earnings in certain jurisdictions determined by the manner in which we operate our business and the relevant carryforward period. As a result of all available evidence, the Company believes that it is more likely than not that its net deferred tax assets will not be realized and has established a valuation allowance of $9,430,744 million and $9,009,981 million, respectively, against its net deferred tax assets as of March 31, 2026 and March 31, 2025.

U.S. federal net operating loss carryforwards at March 31, 2026 and March 31, 2025 were $32.3 and 31.6 million, respectively. If unused, net operating loss carryforwards will expire as follows:

Net Operating Losses
Year of expiry
March 31, 2027	$69,191
March 31, 2028	28,613
March 31, 2029	9,295
March 31, 2030 - March 31, 2038	22,744,468
Indefinite life/no expiry	9,466,409
Total	$32,317,976

State net operating loss carryforwards totaled approximately $32,317,976 million at March 31, 2026. These net operating loss carryforwards may be carried forward indefinitely under current state law.

The principal items accounting for the difference between taxes computed at the U.S. federal statutory rate and taxes recorded were as follows:

	Year Ended March 31, 2026		Year Ended March 31, 2025
	Amount	Percent	Amount	Percent
US Federal Statutory Tax Rate	$(380,890)	21.00%	$(336,710)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	158	-0.01%	158	-0.01%
Foreign Tax Effects	-	-	-	-
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	-	-	-
Effect of Cross-Border Tax Laws	-	-	-	-
Tax Credits	-	-	-	-
Research and Development Tax Credits	-	-	-	-
Changes in Valuation Allowances	364,655	-20.10%	773,341	-48.24%
Nontaxable or Nondeductible Items
Meals	10	0.00%	19	0.00%
Deferred Adjustments	16,267	-0.90%	(436,808)	27.24%
Changes in Unrecognized Tax Benefits	-	-		-
Effective Tax Rate	$200	-0.01%	$-	-0.01%

Our 2026 provision for income taxes included i) $158 state tax charge net of federal benefit; ii) $8,203 of tax charge for certain deferred tax adjustments; iii) $10 of tax charge related to nondeductible meals; iv) $364,655 of tax charge from changes in valuation allowances; v) $8,064 of tax charge related to return to provision adjustments.

Our 2025 provision for income taxes included i) $158 state tax charge net of federal benefit; ii) $436,808 of tax benefit for certain deferred tax adjustments; iii) $19 of tax charge related to nondeductible meals; iv) 773,341 of tax charge from changes in valuation allowances.

Income/(loss) before taxes from our U.S. operations was as follows:

	2026	2025
U.S.	$(1,813,764)	$(1,603,382)
Foreign	-	-
Income before taxes	$(1,813,764)	$(1,603,382)

Our effective tax rate was -0.01% and -0.01% for fiscal years 2026 and 2025, respectively

The Company files income tax returns in the U.S. federal and certain state jurisdictions. During the periods ended March 31, 2026, and 2025, the Company has not recorded a liability for uncertain income tax positions or any related interest or penalties. As such, our unrecognized tax benefits for 2026 and 2025 totaled $0, respectively. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2021.

The amount of income taxes paid (net of refunds received) were as follows:

For the Year Ended
March 31, 2026

Federal	$-
State and Local	200
Foreign	-
Total income taxes paid (net of refunds received)	$200

Amounts represent taxes paid during 2026 based on the company’s tax provision. The 2026 income tax returns have not been filed. Therefore, the amounts are subject to change upon filing. For the years ended March 31, 2025, and 2024, gross income taxes paid were $0 and $200, respectively.

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

(11) SUBSEQUENT EVENTS

Subsequent to fiscal year end, the Company negotiated with Satco International Ltd to extend the due date of the notes payable and convertible debenture agreement to extend the due date of these notes from August 31, 2026 to August 31, 2027.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were not effective as of March 31, 2026, the end of the period covered by this Annual Report on Form 10-K due to the material weakness described below.

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

Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2026, our internal control over financial reporting was not effective due to the material weakness described below.

(c) Material Weaknesses

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that the following material weaknesses existed as of March 31, 2026: The design and operating effectiveness of our control environment and risk assessment, control activities and monitoring activities were inadequate to ensure that complex accounting matters relating to the valuation of equity-based compensation instruments are always properly accounted for and reviewed in a timely manner.

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

(d) Changes in Internal Control Over Financial Reporting

Other than described above in Item 9A. Controls and Procedures, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

10b5-1 Trading Plans

During the fourth quarter of fiscal 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10: Directors, Executive Officers, and Corporate Governance

Identification of Directors and Executive Officers

Our executive officer and directors’ positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation
Kraig T. Higginson	Chairman of the Board	01/12/2015
Glenn S. Dickman	Director	12/06/2018
Stephen E. Quesenberry	Director	12/06/2018
Randall F. Pearson	President	03/29/2013
Randall F. Pearson	Principal Executive Officer	03/29/2013
Randall F. Pearson	Principal Financial Officer	03/29/2013
Randall F. Pearson	Director	04/01/2013

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

Background and Business Experience

Kraig T. Higginson is 69 years of age and was appointed to the position of Chairman of the Board of Directors. Mr. Higginson has served as a member of our Board of Direce4tors since January 12, 2015. Mr. Higginson served as Chief Executive Officer of VIA Motors, Inc. (“Via Motors”), a hybrid electric vehicle company (PHEV), from November 2010 to January 2014, where he was responsible for overseeing the management and business of Via Motors and its employees. From October 2003 until November 2010, he served as Chairman of the Board of Directors of Raser Technologies, Inc. (“Raser Technologies”), which was an NYSE listed company at that time. Mr. Higginson resigned as a director of Raser Technologies on February 11, 2011. Raser Technologies filed bankruptcy proceedings on April 29, 2011, and was subsequently delisted from NYSE. Mr. Higginson also founded American Telemedia Network, Inc. (“American Telemedia”), a publicly traded NASDAQ company that developed a nationwide satellite network broadcasting data, video programming and advertising to shopping centers and malls, and he served as President and Chief Executive Officer of American Telemedia from 1984 through 1988. Mr. Higginson’s years of experience in the management of public companies is a great asset to the Company.

Mr. Glenn S. Dickman is 76 years of age. Mr. Dickman has served as a member of our Board of Directors since July 22, 2019. In 1984, Mr. Dickman started a “sales rack” jobbing operation supplying grocery stores with movies for rent and purchase. As founder and CEO of Video II, the business grew from servicing one store to over 1,400 located in 38 states. Video II had over 400 employees at one time, with Mr. Dickman overseeing all facets of the business as its CEO. In 2005, Mr. Dickman sold his interest in Video II, and has since concentrated his efforts on a variety of investments, including stocks and real estate. Mr. Dickman’s years of experience running various business entities is an invaluable resource to the board of directors.

Stephen Quesenberry is 63 years old. Mr. Quesenberry has served as a member of our Board of Directors since July 22, 2019. He has practiced law since 1989 in Washington and Utah, including complex business litigation and SEC matters. Mr. Quesenberry was one of the (many) attorneys representing Exxon Shipping in the Exxon Valdez litigation in Alaska in the early 1990s. Mr. Quesenberry has also been a principal in various property development projects in Washington and elsewhere. Mr. Quesenberry graduated from Brigham Young University in 1986 with a degree in English and was a pitcher for the BYU Cougars varsity baseball team from 1983-1986. He attended law school at the University of Kansas from 1986-1989, where he was an editor of the Kansas Law Review and a member of the Order of the Coif. He also speaks fluent German. Mr. Quesenberry’s legal expertise makes him a great resource for the board of directors.

Mr. Randall F. Pearson is 71 years old. He is currently serving as a member of the Board of Directors and as President and Principal Financial Officer. Mr. Pearson has served as President of the Company since inception in 2013. Prior to Sundance he worked with JWD Management Corp. for 26 years. During his time with JWD Management he served in several positions including Vice President of Operations, Vice President, President and CEO. JWD Management was a nationally recognized distribution supplier providing products to grocery stores in 33 states and managing over 450 employees. Prior to JWD Management he worked with Capital Resources investing in and managing his own and client owned residential and commercial real estate properties. Mr. Pearson attended Brigham Young University until 1977, received his real estate brokers license in 1977 and his Series 7 securities license in 1978. Mr. Pearson’s many years of management and insight into the operations of the Company create a unique and valuable perspective in his role as a director.

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

Number of Meetings

The Board held a total of two (2) meetings during the fiscal year ended March 31, 2026. Each incumbent director attended the Board meetings. Although we do not have a formal policy regarding attendance by directors at our annual meeting, we encourage directors to attend. We did not hold an annual meeting during the fiscal year ended March 31, 2025.

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

Insider Trading Policy

While the Company has not adopted a formal insider trading policy, our Code of Ethics and Business Conduct provides that it is both illegal and against company policy for any Senior Financial Officer who is aware of material nonpublic information relating to the Company, to buy or sell securities or recommend that another person buy, sell or hold the securities of the Company.

ITEM 11: Executive Compensation

Director Compensation

There was no cash compensation and there were no equity awards granted during the fiscal year ended March 31, 2026.

At March 31, 2026, Mr. Pearson’s beneficial ownership totaled 1,191,432 shares.

At March 31, 2026, Mr. Dickman’s beneficial ownership totaled 5,928,213 shares, including 3,160,332 warrants.

At March 31, 2026, Mr. Quesenberry’s beneficial ownership totaled 970,206 shares.

At March 31, 2026, Mr. Higginson’s beneficial ownership totaled 15,260,325 shares, including 7,000,000 shares owned by Higginson Family Inv, LLC; 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; 370,000 shares owned by Ecosystems Resources LLC; and 900,000 shares owned by KGPR, LLC. Also included are 5,920,325 warrants held by Mr. Higginson.

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

Base Salary. The Board approved the salaries of all our executive officers for Fiscal Year 2026. Base salaries are offered to ensure that our executive officers receive an ongoing level of compensation. Salary decisions concerning these officers were based upon a variety of considerations consistent with the compensation philosophy stated above. First, salaries were competitively set relative to both other companies in our industry and other comparable companies. The Board considered each officer’s level of responsibility and individual performance, including an assessment of the person’s overall value to the Company. In addition, internal equity among employees was factored into the decision. Finally, the Board considered our financial performance and our ability to absorb any increases in salaries.

Annual Incentive Bonuses. Annual incentive bonuses are designed to reward extraordinary performance by our executives. For Fiscal Year 2026, the Board did not precisely define the parameters of a bonus program for the Named Executive Officer, and no bonuses were awarded to the Named Executive Office.

Stock-Based Compensation. Each Named Executive Officer or Director is eligible to receive stock-based compensation. Stock-based compensation is designed to more closely align the interests of management with those of our stockholders. We do not have any securities authorized for issuance under an equity compensation plan, or any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation. No stock-based compensation was granted during the years ended March 31, 2026.

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

Summary Compensation Table

The following information presents the compensation paid to Randall F. Pearson, our Named Executive Officer, in Fiscal Year 2026, and 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Randall F. Pearson	2026	136,900	—	—	—	—	—	136,900
President, Principal Executive Officer and Principal Financial Officer	2025	136,900	—	—	—	—	—	136,900

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

Percentage ownership in the table below is based on 43,063,441 shares of common stock outstanding as of June 29, 2026. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of June 29, 2026, are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Sundance Strategies, Inc., Attention: Randall F. Pearson, 4626 North 300 West, Suite No. 365, Provo, Utah 84604.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Kraig T. Higginson (1)	15,260,325	31.2%
Glenn S. Dickman (4)	5,928,213	12.8%
Randall F. Pearson	1,191,432	2.8%
Stephen E Quesenberry	970,206	2.3%

All executive officers and directors as a group (4 persons)	23,350,176	54.2%

5% Stockholders Not Listed Above
Zoe, LLC (2)	5,100,000	11.8%
Radiant Life, LLC (2)	7,306,345	15.1%
Smartrade Consulting, Inc. (3)	2,500,000	5.8%

(1)	Mr. Higginson’s ownership includes 7,000,000 shares owned by Higginson Family Inv, LLC; 750,000 shares owned by Eclipse Fund LLC; 320,000 shares owned by Radion Energy LLC; 370,000 shares owned by Ecosystems Resources LLC; and 900,000 shares owned by KGPR, LLC. Also included are 5,462,775 warrants held by Mr. Higginson.

(2)	ZOE, LLC and Radiant Life, LLC are beneficially owned by Mitchell D. Burton, for an aggregate percentage of ownership of approximately 26.9%. The address of ZOE, LLC is 4626 N. 300 W., Provo, Utah 84604. The address of Radiant Life, LLC is 4626 N. 300 W., Provo, Utah 84604. Mr. Burton’s ownership includes 3,229,016 warrants held by Radiant Life, LLC.

37

(3)

Smartrade Consulting, Inc. is held by Summit Trustees PLLC for the beneficial owner, Lam Ping of Hong Kong. The address of Smartrade Consulting, Inc. is 22G Tower 4, The Metropolis, 8 Mau Yip Road, Tsung Kwan Q, N. T., Hong Kong.

(4)	Mr. Dickman’s ownership includes 3,160,332 warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2026, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	18,245,002	$0.70	-

Total	18,245,002	$0.70	-

(a)	As of March 31, 2026, the number of securities to be issued upon exercise of outstanding options, warrants, and rights is made up of warrants to all warrant holders.

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

As of March 31, 2026, and 2025, the Company had borrowed $3,298,747 and $3,290,058, respectively, excluding accrued interest, from related parties. The interest associated with the Notes Payable, Related Party of $1,883,971 and $1,544,678 is recorded on the balance sheet as an Accrued Expense obligation at March 31, 2026 and March 31, 2025, respectively.

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

During the year ended March 31, 2026, the Company issued 1,664,550 warrants to the Chairman of the Board of Directors in conjunction with an extension of the maturity dates during the period per the terms outlined above. The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $242,791. The inputs used in this calculation included a fair value of the underlying common stock of $0.25 per share, a risk-free of 3.74%, volatility of 81.93%, and a dividend rate of 0%.

During the year ended March 31, 2026, the Company issued 2,687,705 warrants to Radiant Life, LLC in conjunction with an extension of the maturity dates during the period per the terms outlined above. The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $576,773. The inputs used in this calculation included a fair value of the underlying common stock between $0.25 and $0.409 per share, a risk-free between 3.72% and 3.81%, volatility between 82.13 and 82.79%, and a dividend rate of 0%.

During the year ended March 31, 2026, the Company issued 1,166,000 warrants to Mr. Dickman in conjunction with an extension of the maturity dates during the period per the terms outlined above. The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $170,404. The inputs used in this calculation included a fair value of the underlying common stock of $0.25 per share, a risk-free of 3.72%, volatility of 82.13%, and a dividend rate of 0%.

During the year ended March 31, 2026, the Company issued 17,378 warrants to Radiant Life, LLC in conjunction with monies borrowed during the period (see Note 6) per the terms outlined above. The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $4,778. The inputs used in this calculation included a fair value of the underlying common stock of $0.409 per share, a risk-free of 3.78%, volatility of 81.58% and a dividend rate of 0%.

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

As of March 31, 2026, and 2025, the Company held outstanding warrants to related parties totaling 14,435,002 and 10,686,123 respectively. As of March 31, 2026, 220,000 of these warrants have an exercise price of $0.05, 9,115,212 of these warrants have an exercise price of $0.41, 5,049,790 have an exercise price of $1.05, and 50,000 of these warrants have an exercise price of $2.00 per share. All warrants have a five-year life as of the date of grant and expire between August 2026 and January 2031.

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

ITEM 14: Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2026, and 2025:

Fee Category	2026	2025
Audit Fees	$65,500	$64,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$65,500	$64,000

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

(3)	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.27	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated April 10, 2019. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547).

10.28	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.29	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated February 4, 2020(incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.30	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 8, 2020 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.31	First Amendment to the Note Payable and Line of Credit Agreement between Sundance Strategies, Inc. and Kraig Higginson, dated April 3, 2020 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.32	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.33	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated July 13, 2020 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.34	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated December 19, 2019 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.35	Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated April 6, 2021 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.36	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated August 9, 2021 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.37	Promissory Note between Sundance Strategies, Inc. and Radiant Life, LLC, dated July 29, 2021 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.38	Private Placement Memorandum, effective November 5, 2022 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.39	Agreement between Sundance Strategies, Inc. and Tradability, LLC, dated January 1, 2022 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.40	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated June 5, 2023 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.41	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated February 2, 2023 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.42	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 2, 2023 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.43	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated February 2, 2023 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.44	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated February 9, 2023 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.45	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated June 12, 2023 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.46	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated June 9, 2023 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
42

10.47	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 26, 2024 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.48	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated January 26, 2024 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.49	Extension to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 1, 2024 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.50	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated January 3, 2025 (incorporated by reference to exhibit 10.50 to the Company’s Annual Report on Form 10-K filed June 30, 2025)
10.51	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 24, 2025 (incorporated by reference to exhibit 10.51 to the Company’s Annual Report on Form 10-K filed June 30, 2025)
10.52	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated January 26, 2025 (incorporated by reference to exhibit 10.50 to the Company’s Annual Report on Form 10-K filed June 30, 2025)
10.53	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 8, 2026*
10.54	Extension to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated January 14, 2026*
10.55	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated January 14, 2026*
10.56	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated June 6, 2026*
10.57	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated June 6, 2026*
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350‡
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101 SCH	Inline XBRL Schema Document**
101 CAL	Inline XBRL Calculation Linkbase Document**
101 DEF	Inline XBRL Definition Linkbase Document**
101 LAB	Inline XBRL Labels Linkbase Document**
101 PRE	Inline XBRL Presentation Linkbase Document**
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

SUNDANCE STRATEGIES, INC.

Date: June 29, 2026	By:	/s/ Randall F. Pearson
Randall F. Pearson
President, Principal Executive Officer and Principal Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Kraig T. Higginson	Chairman of the Board of Directors	June 29, 2026
Kraig T. Higginson

/s/ Randall F. Pearson	President (Principal Executive Officer),	June 29, 2026
Randall F. Pearson	Director and Principal Financial Officer

/s/ Glenn S. Dickman	Director	June 29, 2026
Glenn S. Dickman

/s/ Stephen E. Quesenberry	Director	June 29, 2026
Stephen E. Quesenberry

