Form 10-Q
period 2026-06-30
Sundance Strategies, Inc.
filed 2026-08-13
CIK 1171838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 13, 2026,  the registrant had 43,063,441 shares of common stock, par value $0.001, issued and outstanding.

SUNDANCE STRATEGIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	March 31,
	2026	2026
	(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$16,933	$32,035
Prepaid expenses and other assets	5,399	9,449

Total Current Assets	22,332	41,484

Total Assets	$22,332	$41,484

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$452,818	$451,372
Accrued expenses	1,706,523	342,518
Current portion of notes payable	245,000	245,000
Current portion of notes payable, related parties	2,019,373	-
Stock repurchase payable	400,000	400,000
Total Current Liabilities	4,823,714	1,438,890

Long-Term Liabilities
Accrued expenses	873,615	2,127,869
Notes payable	300,000	300,000
Notes payable, related parties, net of current portion	1,345,053	3,298,747

Total Long-Term Liabilities	2,518,668	5,726,616

Total Liabilities	7,342,382	7,165,506

Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares, par value $0.001; -0- shares issued and outstanding	-	-
Common stock, authorized 500,000,000 shares, par value $0.001; 43,063,441 shares issued and outstanding as of June 30, 2026; and March 31, 2026	43,064	43,064
Additional paid-in capital	33,164,243	33,147,126
Accumulated deficit	(40,527,357)	(40,314,212)

Total Stockholders’ Deficit	(7,320,050)	(7,124,022)

Total Liabilities and Stockholders’ Deficit	$22,332	$41,484

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,
	2026	2025

Revenue	$-	$-

General and Administrative Expenses	111,832	130,764

Loss from Operations	(111,832)	(130,764)

Other Expenses
Loss on extinguishment of debt	-	(388,511)
Interest expense	(101,313)	(88,719)

Total Other Expenses	(101,313)	(477,230)

Loss Before Income Taxes	(213,145)	(607,994)

Net Loss	$(213,145)	$(607,994)

Loss per share:
Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	43,063,441	43,063,441

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2025	43,063,441	$43,064	$32,154,076	$(38,500,248)	$(6,303,108)

Warrants issued in connection to extinguishment of debt	-	-	388,511	-	388,511

Net loss	-	-	-	(607,994)	(607,994)

Balance, June 30, 2025	43,063,441	$43,064	$32,542,587	$(39,108,242)	$(6,522,591)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2026	43,063,441	$43,064	$33,147,126	$(40,314,212)	$(7,124,022)

Warrants issued in connection with debt issuances	-	-	17,117	-	17,117

Net loss	-	-	-	(213,145)	(213,145)

Balance, June 30, 2026	43,063,441	$43,064	$33,164,243	$(40,527,357)	$(7,320,050)

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(UNAUDITED)

	Three Months Ended June 30,
	2026	2025

Operating Activities

Net Loss	$(213,145)	$(607,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	-	388,511
Amortization of debt discount	2,796	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	4,049	4,095
Accounts payable	1,446	2,103
Accrued expenses	109,752	99,903

Net Cash used in Operating Activities	(95,102)	(113,382)

Financing Activities

Proceeds from issuance of notes payable, related party	80,000	-

Net Cash provided by Financing Activities	80,000	-

Net Change in Cash and Cash Equivalents	(15,102)	(113,382)
Cash and Cash Equivalents at Beginning of Period	32,035	168,648

Cash and Cash Equivalents at End of Period	$16,933	$55,266

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Financing & Investing Activities, and Other Disclosures
Warrants issued in connection with debt issuances	$17,117	$-
Warrants issued in connection to extinguishment of debt	$-	$388,511

The accompanying notes are an integral part of these consolidated financial statements.

SUNDANCE STRATEGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2026

(1) BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which was filed with the SEC on June 29, 2026. The results from operations for the three month period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2027. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders’ equity, and cash flows at June 30, 2026, and for all periods presented herein have been made.

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

Basic and Diluted Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented using the treasury stock method. Diluted net loss per common share is computed by including common shares that may be issued subject to existing rights with dilutive potential, when applicable. Potential dilutive common stock equivalents are primarily comprised of potential dilutive shares resulting from convertible debt agreements and common stock warrants. Potentially dilutive shares resulting from convertible debt agreements are evaluated using the if-converted method. Potentially dilutive securities are not included in the calculation of diluted net loss per share for the three months ended June 30, 2026, or 2025, because to do so would be anti-dilutive. Potentially dilutive securities outstanding as of June 30, 2026, or 2025, are comprised of warrants convertible into 18,405,002 and 15,645,631 shares of common stock, respectively.

New Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

(2) LIQUIDITY REQUIREMENTS

Since the Company’s inception on January 31, 2013, its operations have been primarily financed through sales of equity, debt financing from related parties, and the issuance of notes payable and convertible debentures. As of June 30, 2026, the Company had $16,933 of cash assets, compared to $32,035 as of March 31, 2026. As of June 30, 2026, the Company had access to draw an additional $55,000 on notes payable (see Note 4); $4,177,252 on the notes payable, related party (see Note 5); and $3,000,000 on the Convertible Debenture Agreement (see Note 6). For the three months ended June 30, 2026, the Company’s average monthly operating expenses were approximately $37,000, which includes salaries of the Company’s employee, consulting agreements and contract labor, general and administrative expenses, and legal and accounting expenses. As management continues to explore additional financing alternatives, beginning July 1, 2026, the Company is expected to spend up to an additional $300,000 on these efforts. Outstanding Accounts Payable as of June 30, 2026, totaled $452,818. Management has concluded that its existing capital resources and availability under its existing debt agreements with related parties will be sufficient to fund its operating working capital requirements for at least the next 12 months from the issuance of these financial statements, or through August 2027. Related parties have given assurance that their continued support, by way of either extensions of due dates, or increases in lines-of-credit, can be relied on. As mentioned above, the Company also continues to evaluate other debt and equity financing opportunities.

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

The Company did not have any transfers of assets and liabilities between Levels 1, 2 and 3 of the fair value measurement hierarchy during the three months ended June 30, 2026, and 2025.

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

(4) NOTES PAYABLE

On April 6, 2021, the Company borrowed $300,000 under an unsecured promissory note with Satco International, Ltd. This promissory note bears interest at a rate of 8% annually and was due April 6, 2023. In conjunction with this note, the Company issued warrants for 1,000,000 shares of common stock, exercisable at $1.00 per share and expired 3 years from the date of the promissory note. Since the original note date, the unsecured promissory note with Satco International, Ltd. has been amended through a series of amendments to extend the due date from August 31 2026, to August 31, 2027, or at the immediate time when alternative financing or other proceeds are received. These extensions have no bearing on the warrants that were issued in conjunction with the original promissory note. This note is separate from the 8% convertible debenture agreement that the Company has in place with Satco International, Ltd. (see Note 6). As of June 30, 2026, and March 31, 2026, accrued interest on the note totaled $125,656, and $119,671 respectively.

On September 30, 2025, the Company executed a secured promissory note with a shareholder. This promissory note bears interest at a rate of 7.5% annually, is due September 30, 2026, functions as a line of credit, and has a credit limit of $300,000. As of June 30, 2026, the company has borrowed $245,000 and accrued interest on the note totaled $11,093, and as of March 31, 2026, the company had borrowed $245,000 and accrued interest on the note totaled $6,512.

(5) NOTES PAYABLE, RELATED PARTY

As of June 30, 2026 and March 31, 2026, the Company had borrowed $3,378,747, and $3,298,747, respectively, excluding accrued interest, from related parties. Short-term accrued interest associated with the Notes Payable, Related Parties and Promissory Notes, Related Parties, of $1,348,189 and $0 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2026 and March 31, 2026, respectively. Long-term accrued interest associated with the Notes Payable, Related Parties, and Promissory Notes, Related Parties, of $623,735 and $1,883,971 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2026 and March 31, 2026, respectively.

Related Party Promissory Notes

As of both June 30, 2026, and March 31, 2026, the Company owed $826,000, exclusive of accrued interest, under the unsecured promissory notes from Mr. Dickman. The promissory notes bear interest at a rate of 8% annually. The unsecured promissory has a due date of the principal and interest on the note of April 30, 2027, or at the immediate time when alternative financing or other proceeds are received. During the three months ended June 30, 2026, the Company neither borrowed any additional funds under this agreement nor made any principal repayments. As of June 30, 2026, accrued interest on the notes totaled $642,116. The total number of warrants issued to the related party lender was 3,160,332 as of June 30, 2026 (See Note 7 for further details on these warrants).

Related Party Note Payable and Line of Credit Agreements

As of June 30, 2026, and March 31, 2026, the Company owed $1,354,550 and $1,304,550 respectively, exclusive of accrued interest, under the note payable and line of credit agreement with Kraig T. Higginson, Chairman of the Board of Directors and a stockholder. As of June 30, 2026, the agreement allowed for borrowings of up to $4,600,000. The note payable has a due date of the principal and interest on the note of May 31, 2028, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum. During the three months ended June 30, 2026, the Company borrowed $50,000 and made no repayments of principal on this agreement. As of June 30, 2026, accrued interest on this note totaled $623,735. The total number of warrants issued to the related party lender was 6,020,325 as of June 30, 2026 (see Note 7 for further details on these warrants).

As of June 30, 2026, and March 31, 2026, the Company owed $1,198,197 and $1,168,197 respectfully, exclusive of accrued interest, under the note payable and lines of credit agreement with Radiant Life, LLC, an entity partially owned by the Chairman of the Board of Directors. The agreement allows for borrowings of up to $2,130,000. The note payable has a due date of the principal and interest on the note of May 31, 2027, or at the immediate time when alternative financing or other proceeds are received. The note payable and line of credit agreement incurs interest at 7.5% per annum and is collateralized by the Company’s NIBS, if any. During the three months ended June 30, 2026, the Company borrowed $30,000 and made no repayments of principal on this agreement. As of June 30, 2026, accrued interest on this agreement totaled $706,074. The total number of warrants issued to the related party lender was 5,414,345 as of June 30, 2026 (see Note 7 for further details on these warrants).

As of June 30, 2026, there was $14,321 debt discount on related party notes payable.

(6) CONVERTIBLE DEBENTURE AGREEMENT

The Company has entered into an 8% convertible debenture agreement with Satco International, Ltd., that allows for borrowings of up to $3,000,000. The holder originally had the option to convert the outstanding principal and accrued interest to unregistered, restricted common stock of the Company on June 2, 2016. Per the agreement, the number of shares issuable at conversion shall be determined by the quotient obtained by dividing the outstanding principal and accrued and unpaid interest by 90% of the 90-day average closing price of the Company’s common stock from the date the notice of conversion is received; and the price at which the Debenture may be converted will be no lower than $1.00 per share. The original maturity date was June 2, 2016, but was later extended, through a series of extensions, to August 31, 2027. During the three months ending June 30, 2026, and 2025, the Company did not borrow and made no repayments of principal on this agreement. As of June 30, 2026, and March 31, 2026, the Company owed $0 under the agreement, excluding accrued interest. The associated interest of $124,225 is recorded on the balance sheet as an Accrued Expense obligation at June 30, 2026, and March 31, 2026.

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

During the three months ended June 30, 2026, the Company issued Radiant Life, LLC 60,000 warrants related to a draw on the line of credit. The exercise price of these warrants was $0.20. The value of the warrants on the date of grant related to the draw on the line of credit, as calculated by the Black-Scholes-Merton valuation model was $8,188. The inputs used in this calculation included an expected term of five years, fair value of the underlying common stock of $0.20 per share, a risk-free rate of 4.12%, volatility of 83.03%, and a dividend rate of 0%. The fair value of these warrants was allocated on a relative fair value basis under ASC 470 to arrive at a debt discount, the unamortized debt discount relating to these warrants is $4,824 as of June 30, 2026.

During the three months ended June 30, 2026, the Company issued Kraig Higginson 100,000 warrants related to a draw on the line of credit. The exercise price of these warrants was $0.20. The value of the warrants on the date of grant related to the draw on the line of credit, as calculated by the Black-Scholes-Merton valuation model was $13,588. The inputs used in this calculation included an expected term of five years, fair value of the underlying common stock of $0.20 per share, a risk-free rate of 4.18%, volatility of 82.37%, and a dividend rate of 0%. The fair value of these warrants was allocated on a relative fair value basis under ASC 470 to arrive at a debt discount, the unamortized debt discount relating to these warrants is $9,497 as of June 30, 2026.

During the three months ended June 30, 2025, the Company issued Radiant Life, LLC 1,399,508 warrants in conjunction with an extension of the maturity dates of notes payable. The exercise price of these warrants was $0.41. The value of the warrants on the date of grant, as calculated by the Black-Scholes-Merton valuation model was $388,511. The inputs used in this calculation included a fair value of the underlying common stock of $0.409 per share, a risk-free rate of 3.81%, volatility of 82.79%, and a dividend rate of 0%.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at March 31, 2025	14,496,123	0.73
Granted	5,535,633	0.41
Reductions	(1,786,754)	0.05
Outstanding at March 31, 2026	18,245,002	0.70
Granted	160,000	0.20
Reductions	-	-
Outstanding at June 30, 2026	18,405,002	0.70

During the year ended March 31, 2026, 5,535,633 warrants were issued. These warrants were issued in association with monies loaned to the company by a related party, and when the Chairman of the Board of Directors and related party investors extended notes payable. These warrants had an exercise price of $0.41.

During the year ended March 31, 2026, 1,786,754 warrants expired. These warrants were issued in 2020 in association with monies loaned to the Company by the Chairman of the Board of Directors, and when the Chairman of the Board of Directors and a related party investor extended notes payable. These warrants had an exercise price of $0.05.

The following table summarizes the warrants issued and outstanding as of June 30, 2026:

Exercise Price ($)	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised

0.05	220,000	220,000	0.21	$11,000
0.20	160,000	160,000	4.95	32,000
0.35	3,310,000	3,310,000	2.62	1,158,500
0.41	9,115,212	9,115,212	3.83	3,737,237
1.05	5,049,790	5,049,790	1.23	5,302,280
2.00	50,000	50,000	0.09	100,000
5.00	500,000	500,000	0.57	2,500,000

	18,405,002	18,405,002		$12,841,017

The shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and the holders of the warrants do not have registration rights with respect to the warrants or the underlying shares of common stock.

(8) SUBSEQUENT EVENTS

Between August 2 and 12, 2026, subsequent to quarter end, 60,000 of the company’s warrants to purchase shares of common stock expired without being exercised. These warrants were issued in 2021 in association with monies loaned to the Company by the Chairman of the Board of Directors and a stockholder, Radiant Life, LLC. These warrants had an exercise price of between $0.05 and $2.00.

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

Results of Operations

Three-Months Ended June 30, 2026, Compared with Three-Months Ended June 30, 2025

Interest Income

Due to the Company not holding NIBs, no interest income was recorded for the three months ended June 30, 2026, or 2025.

General & Administrative Expenses

General and administrative expenses totaled $111,831, and $130,764 during the three months ended June 30, 2026, and 2025, respectively. A significant portion of these expenses were professional fees and payroll costs.

Other Income and Expenses

During the three months ended June 30, 2026, and 2025, interest expense accrued in the amount of $101,313 and $88,719, respectively.

Income Taxes

During the three months ended June 30, 2026, and 2025, the Company recorded net loss before income taxes of $213,145, and $607,994, respectively, and had no income tax expense or benefit as a result of a full valuation allowance on the net deferred tax asset. The relative decrease in net loss before income taxes is due to the decrease in the loss on extinguishment of debt.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through sales of equity instruments, debt financing, lines of credit and notes payable from related parties and the issuance of convertible debentures. As of June 30, 2026, we had $16,933 of cash, compared to $32,035 as of March 31, 2026. As of June 30, 2026, the Company had access to draw an additional $55,000 on notes payable; $4,177,253 on the notes payable, related party and $3,000,000 on the Convertible Debenture Agreement. Our monthly expenses are anticipated to be approximately $37,000, which includes salaries of our employee, policy servicing expenses, consulting agreements and contract labor, general and administrative expenses, estimated legal and accounting expenses. Outstanding Accounts Payable as of June 30,2026, totaled $452,818, and other accrued liabilities totaled $2,580,138. We believe that our availability under our existing lines of credit with related parties, our existing capital resources, together with the issuance of additional notes payable and convertible debentures will be sufficient to fund our operating working capital requirements for at least the next 12 months, or through August 2027.

Debt

At June 30, 2026, we owed $6,156,644, including accrued interest, for debt obligations. We owed $3,378,747.23 and 1,971,924.14 in principal and accrued interest, respectively, pursuant to notes payable and lines-of-credits from related parties, $545,000 and $260,972 in notes payable to unrelated parties in principal and interest, respectively. As of June 30, 2026, a line-of-credit to a related party had a balance of $1,198,197.23 and is currently extended to be due on May 31, 2027, or when the Company completes a successful equity raise, at which time principal and interest is due in full. A line-of-credit to a second related party had a principal balance of $1,354,550 and is currently extended to be due on May 31, 2028. As of June 30, 2026, unsecured promissory notes had principal balances totaling $826,000 and are currently extended to be due on April 30, 2027. The convertible debenture agreement, which has no principal balance due as of June 30, 2026, is open through August 31, 2027. As of August 13, 2026, there was $55,000 available under promissory notes, $4,177,253 available under the lines-of-credit we currently have with related parties, and $3,000,000 available under the 8% convertible debenture agreement.

Critical Accounting Policies and Estimates

See Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which was filed with the SEC on June 29, 2026.

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

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective due to the lack of design and operating effectiveness of our control environment and risk assessment, control activities and monitoring activities relating to complex accounting matters relating to the valuation of equity-based compensation instruments as disclosed in Item 9A of our Form 10-K filed on June 29, 2026.

Our principal executive and principal financial officer is in the process of performing a review of our processes and controls over complex accounting matters relating to the valuation of equity-based compensation instruments.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the first quarter of Fiscal Year 2027 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no legal proceedings pending or threatened against us; and there are no actions pending or threatened against any of our directors or officers that are adverse to us.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended March 31, 2026, which risks could materially affect our business, financial condition or future results. There were no material changes during the quarter ended June 30, 2026, to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed June 29, 2026. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company issued an aggregate of 160,000 warrants to related-party lenders in connection with additional amounts borrowed under lines of credit. The warrants vested immediately upon issuance, are exercisable at $0.20 per share and expire five years from the date of issuance.

The warrants, and the shares of common stock issuable upon exercise of the warrants, were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

See Note 7, Stockholders’ Equity, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding the warrants, which information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer

There were no repurchases of equity during the quarter ended June 30, 2026.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(incorporated by reference to Exhibit 3(i)(b) to the Company’s Current Report on Form 8-KA-1 filed May 24, 2013, file no. 000-50547)
3.4	Amended Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.2	Form of Lock-Up/Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
10.22	8% Convertible Debenture (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015, file no. 000-50547)
10.24	Amendment to the notes payable and lines-of-credit agreements, dated February 4, 2016, between the Company, Kraig Higginson and Radiant Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)
10.25	Amendment to the Convertible Debenture Agreement, dated February 2, 2016, between the Company and Sactco International, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2016, file no. 000-50547)

10.27	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated April 10, 2019. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547).
10.28	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.29	Promissory Note between Sundance Strategies, Inc. and Glenn S. Dickman, dated February 4, 2020(incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.30	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 8, 2020 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.31	First Amendment to the Note Payable and Line of Credit Agreement between Sundance Strategies, Inc. and Kraig Higginson, dated April 3, 2020 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.32	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated November 5, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.33	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated July 13, 2020 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.34	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated December 19, 2019 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.35	Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated April 6, 2021 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.36	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated August 9, 2021 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.37	Promissory Note between Sundance Strategies, Inc. and Radiant Life, LLC, dated July 29, 2021 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.38	Private Placement Memorandum, effective November 5, 2022 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.39	Agreement between Sundance Strategies, Inc. and Tradability, LLC, dated January 1, 2022 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 29, 2022, File No. 000-50547)
10.40	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated June 5, 2023 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.41	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated February 2, 2023 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.42	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 2, 2023 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.43	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated February 2, 2023 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.44	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated February 9, 2023 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.45	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated June 12, 2023 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)

10.46	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated June 9, 2023 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed June 29, 2023, File No. 000-50547)
10.47	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 26, 2024 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.48	Extension to Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated January 26, 2024 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.49	Extension to Promissory Note between Sundance Strategies, Inc. and Radiant Life, dated February 1, 2024 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed July 1, 2024, File No. 000-50547)
10.50	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated January 3, 2025 (incorporated by reference to exhibit 10.50 to the Company’s Annual Report on Form 10-K filed June 30, 2025, File No. 000-50547)
10.51	Extension to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 24, 2025 (incorporated by reference to exhibit 10.51 to the Company’s Annual Report on Form 10-K filed June 30, 2025, File No. 000-50547)
10.52	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated January 26, 2025 (incorporated by reference to exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 30, 2025, File No. 000-50547)
10.53	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Kraig T. Higginson, dated January 8, 2026 (incorporated by reference to exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed February 17, 2026, File No. 000-50547)
10.54	Extension Agreement to Promissory Note between Sundance Strategies, Inc. and Radiant Life LLC, dated January 14, 2026 (incorporated by reference to exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed February 17, 2026, File No. 000-50547)
10.55	Extension to Agreement Promissory Notes between Sundance Strategies, Inc. and Glenn S. Dickman, dated January 14, 2026 (incorporated by reference to exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q filed February 17, 2026, File No. 000-50547)
10.56	Amendment to $3,000,000 Convertible Debenture Agreement between Sundance Strategies, Inc. and Satco International, Limited, dated June 6, 2026 (incorporated by reference to exhibit 10.56 to the Company’s Annual Report on Form 10-K filed June 29, 2026, File No. 000-50547)
10.57	Extension to Promissory Note between Sundance Strategies, Inc. and Satco International, Limited, dated June 6, 2026 (incorporated by reference to exhibit 10.57 to the Company’s Annual Report on Form 10-K filed June 29, 2026, File No. 000-50547)
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed April 5, 2013, file no. 000-50547)
31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a)*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350‡
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101 SCH	Inline XBRL Schema Document**
101 CAL	Inline XBRL Calculation Linkbase Document**
101 DEF	Inline XBRL Defindition Linkbase Document**
101 LAB	Inline XBRL Labels Linkbase Document**
101 PRE	Inline XBRL Presentation Linkbase Document**
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

SUNDANCE STRATEGIES, INC.

Date: August 13, 2026	By:	/s/ Randall F. Pearson
Randall F. Pearson
President and Principal Financial Officer

